Form 10-Q
period 2011-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2011-05-16
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of May 10, 2011: 53,417,620

PAGE NO.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and the period from July 14, 2000 (date of inception) to March 31, 2011 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and the period from July 14, 2000 (date of inception) to March 31, 2011 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except share and per share amounts)	2011	2010
Assets
Current assets
Cash and cash equivalents	$84,615	$147,650
Investments	163,933	136,024
Accounts receivable	59	341
Inventory	13,539	6,864
Prepaid expenses and other current assets	2,124	2,235

Total current assets	264,270	293,114
Property and equipment, net	13,932	12,311
Long-term assets	356	322

Total assets	$278,558	$305,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,432	$9,515
Accrued expenses and other current liabilities	10,233	7,994
Deferred revenue	4,350	3,221
Current portion of facility financing obligation	117	110

Total current liabilities	24,132	20,840
Lease incentives and other long-term liabilities	2,859	2,114
Facility financing obligation, less current portion	2,896	2,927

Total liabilities	29,887	25,881

Stockholders’ equity
Common Stock, $0.001 par value:
Authorized 1,000,000,000 shares; Issued and outstanding 52,924,907 shares at March 31, 2011 and 52,855,267 shares at December 31, 2010	53	53
Additional paid-in capital	615,591	612,001
Accumulated other comprehensive income (loss)	3	(21)
Deficit accumulated during the development stage	(366,976)	(332,167)

Total stockholders’ equity	248,671	279,866

Total liabilities and stockholders’ equity	$278,558	$305,747

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

			Cumulative
			Period From
			July 14, 2000
			(Date of
	Three-Month Periods Ended		Inception) to
	March 31,		March 31,
(in thousands, except share and per share amounts)	2011	2010	2011
Grant revenue	$270	$545	$8,868

Operating expenses
Research and development	24,118	25,324	290,269
Sales, general and administrative	11,119	5,495	76,554

Total operating expenses	35,237	30,819	366,823

Loss from operations	(34,967)	(30,274)	(357,955)
Interest income (expense), net	171	(41)	4,277
Other expense, net	(13)	(10)	(484)

Net loss	$(34,809)	$(30,325)	$(354,162)

Basic and diluted net loss per share of Common Stock	$(0.66)	$(48.97)

Shares used to calculate basic and diluted net loss per share	52,756,116	619,250

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Cumulative
			Period From
			July 14, 2000
	Three-Month Periods Ended		(Date of Inception)
	March 31,		to March 31,
(in thousands)	2011	2010	2011
Cash flows from operating activities
Net loss	$(34,809)	$(30,325)	$(354,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,468	1,051	17,084
Stock-based compensation	3,104	2,099	26,442
Other items	26	—	749
Changes in assets and liabilities
Accounts receivable	282	—	(59)
Inventory	(6,675)	—	(13,539)
Deferred revenue	1,129	—	4,350
Prepaid expenses and other current assets	616	312	(1,208)
Other long-term assets	(34)	(10)	(389)
Accounts payable	(183)	(1,279)	9,190
Accrued expenses and other current liabilities	897	1,788	7,262
Lease incentives and other long-term liabilities	721	(475)	1,496

Net cash used in operating activities	(33,458)	(26,839)	(302,784)

Cash flows from investing activities
Purchase of property and equipment	(1,496)	(1,193)	(24,216)
Purchase of investments	(131,221)	—	(435,515)
Sales and maturities of investments	102,807	3,500	270,202

Net cash provided by (used in) investing activities	(29,910)	2,307	(189,529)

Cash flows from financing activities
Proceeds from issuance of Convertible Preferred Stock, net	—	—	364,199
Proceeds from exercise of Common Stock options	333	116	3,675
Proceeds from issuance of Common stock in IPO, net of issuance costs	—	—	210,781
Repurchases of Junior Preferred Stock	—	—	(1,727)

Net cash provided by financing activities	333	116	576,928

Net increase (decrease) in cash and cash equivalents	(63,035)	(24,416)	84,615
Cash and cash equivalents at beginning of period	147,650	89,232	—

Cash and cash equivalents at end of period	$84,615	$64,816	$84,615

Supplemental disclosure of non-cash investing and financing activities
Issuance of Convertible Preferred Stock warrants	—	—	70
Assets acquired under facility lease	—	2,518	2,971
Additions to property and equipment under tenant improvement allowances	—	—	1,910
Purchases of property and equipment through accrued liabilities	1,495	—	1,495
Conversion of convertible preferred stock to common stock upon IPO	—	—	374,965
Reclassification of Convertible Preferred Stock warrants to liabilities	—	—	31
Reclassification of preferred warrants to common stock warrants	—	—	326
Issuance of common stock related to convertible preferred stock offering	—	—	281
Vesting of stock options related to early exercises	153	—	581

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, “PacBio”, “we”, “us”) has developed and is currently commercializing a platform for single molecule, real-time detection of biological events. Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform. Since inception, substantially all of our resources have been invested in the development and initial commercialization of our single molecule, real-time technologies.

We continue to report as a development stage enterprise since planned principal operations generating revenue from our products have not yet commenced. Revenue recognized since inception has been limited to research grants received from government grants and does not constitute the commencement of our principal operations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

In connection with our initial public offering (“IPO”) in October 2010, all outstanding convertible preferred stock converted into common stock, warrants to purchase convertible preferred stock converted into warrants to purchase common stock, and the convertible preferred stock warrant liability was reclassified to stockholders equity.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of our balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K.

Certain immaterial prior period balances on our condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of common and preferred stock and related warrants and options, stock-based compensation expense and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying amount of certain of our financial assets and liabilities, including accounts receivable, prepaid expenses, other current assets, other long-term assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short maturities. The carrying value of the facility financing obligation approximates fair value based on currently available borrowing rates and after consideration of non-performance risk and credit risk.

As a basis for determining the fair value of certain of our financial instruments, we utilize a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs in which there is little or no market data which requires us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our financial assets that are measured at fair value on a recurring basis consist of cash equivalents and investments.

Our cash and cash equivalents, which include money market funds and commercial paper based on the original maturity from date of purchase are classified within Level I or Level II dependent on observable inputs. Our investments, which include commercial paper based on the original maturity from date of purchase, certificates of deposit, corporate debt securities, asset backed securities, and U.S. government and agency securities are classified as Level II of the fair value hierarchy.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The following table sets forth our financial assets that were measured at fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands).

	March 31, 2011				December 31, 2010
	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Money Market Funds	$36,036	$—	$—	$36,036	$118,462	$—	$—	$118,462
Certificates of Deposits	—	4,060	—	4,060	—	—	—	—
Commercial Paper	—	102,987	—	102,987	—	59,573	—	59,573
Corporate Debt Securities	—	63,316	—	63,316	—	49,970	—	49,970
Asset Backed Securities	—	10,191	—	10,191	—	—	—	—
U.S. Government and Agency Securities	—	28,670	—	28,670	—	47,141	—	47,141

Total assets measured at fair value	$36,036	$209,224	$—	$245,260	$118,462	$156,684	$—	$275,146

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (dollars in thousands, except per share values):

	Three-Months Ended March 31,
	2011	2010
Net loss per share:
Numerator
Net loss	$(34,809)	$(30,325)

Denominator
Weighted average shares of common stock outstanding	52,900,139	674,640
Less: Shares of common stock subject to repurchase	(144,023)	(55,390)

Weighted average shares used in computation of basic and diluted net loss per share	52,756,116	619,250

Basic and diluted net loss per share	$(0.66)	$(48.97)

The following convertible preferred stock, outstanding options, common stock subject to repurchase, and warrants to purchase convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
	2011	2010
Convertible Preferred Stock (on an as if converted basis)	—	30,050,636
Options outstanding	9,856,003	8,546,893
Common Stock subject to repurchase	131,447	54,156
Warrants to purchase Common Stock	9,898	25,282

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update that provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The adoption of this guidance in 2011 did not have a material impact on our financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Investments

The following table summarizes the gross unrealized gains and losses and fair value for investments reported as cash equivalents and investments as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$45,289	$2	$—	$45,291

Investments:
Commercial Paper	$57,688	$9	$(1)	$57,696
Corporate Debt Securities	63,324	27	(35)	63,316
Asset Backed Securities	10,194	2	(5)	10,191
Certificates of Deposits	4,040	20	—	4,060
U.S. Government and Agency Securities	28,685	6	(21)	28,670

	$163,931	$64	$(62)	$163,933

	$209,220	$66	$(62)	$209,224

	As of December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$14,495	$—	$—	$14,495
Corporate Debt Securities	6,167	—	(2)	6,165

	$20,662	$—	$(2)	$20,660

Investments:
Commercial Paper	$45,077	$1	$—	$45,078
Corporate Debt Securities	43,820	11	(26)	43,805
U.S. Government and Agency Securities	47,146	3	(8)	47,141

	$136,043	$15	$(34)	$136,024

	$156,705	$15	$(36)	$156,684

4. Balance Sheet Components

In the fourth quarter of 2010, we began recording inventory to our consolidated balance sheet. As of March 31, 2011 and December 31, 2010 our inventory, net, consisted of the following (in thousands).

	March 31, 2011	December 31, 2010
Purchased materials	$5,871	$4,051
Work in process	7,095	2,813
Finished goods	573	—

Inventory, net	$13,539	$6,864

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of March 31, 2011 and December 31, 2010, our accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Salaries and benefits	$5,991	$5,494
Professional services	1,499	659
Short-term portion of deferred rent	—	573
Other	2,743	1,268

	$10,233	$7,994

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation, or Helicos, alleging infringement of patents owned and in–licensed by the plaintiffs. Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our answer to Helicos’ complaint denying Helicos’ allegations, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the U.S. Patent and Trademark Office (“USPTO”) order re-examination of all of the claims of each of the asserted patents. As of April 13, 2011, the USPTO had granted our requests and ordered re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior publications.

Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit. An estimate of the possible loss or possible range of loss associated with the resolution of this contingency cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

6. Stock Option Plans

As of March 31, 2011, we had two active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, and the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes stock option activity for all stock options plans:

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2010	3,637,548	9,813,373	$0.20 – 16.00	$6.78

Additional shares reserved
Options granted	(240,525)	240,525	$14.24 – 15.98	$14.65
Options exercised	—	(70,491)	$0.70 – 8.50	$4.76
Options repurchased and added back into pool	851	—	$1.96	$1.96
Options canceled	127,404	(127,404)	$1.96 – 13.72	$7.88

Balances, March 31, 2011	3,525,278	9,856,003	$0.20 – 16.00	$6.97

Stock-based Compensation

Stock-based compensation expense was allocated to research and development expense, sales, general and administrative expense as follows (in thousands):

	Three-Months Ended March 31,		Cumulative Period From July 14, 2000 (Date of Inception) to March 31,
	2011	2010	2011
Research and development	$1,748	$1,424	$17,948
Sales, general and administrative	1,356	675	8,494

Total stock-based compensation expense	$3,104	$2,099	$26,442

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

(A development stage enterprise)

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Employee Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair values of the common stock underlying stock options granted through September 2010 were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by our board of directors until such time as our common stock was listed on an established stock exchange or national market system.

Our common stock became publicly listed upon our IPO at which time options granted are issued at a price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
	2011	2010
Expected term	6.1 years	6.0 years
Expected volatility	59%	46%
Risk-free interest rate	2.6%	2.6 –2.7%
Dividend yield	—	—

Expected term — Expected term represents the period that our stock-based awards are expected to be outstanding. Our assumptions about the expected term have been on our historic cancellation and exercise experience and trends as well as our expectations for future periods.

Expected volatility — We do not have sufficient trading history to use the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of several publicly listed comparable companies over a period equal to the expected terms of the options.

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

Overview

We develop, manufacture and market an integrated platform for genetic analysis. Combining recent advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to use our SMRT technology in the DNA sequencing market where we have developed and are currently commercializing our first product, the PacBio RS, a third generation sequencing platform. The PacBio RS consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

During the first quarter of 2011, we continued commercial production of the PacBio RS and finalized our designs for our SMRT cells and reagent kits. We invested an additional $6.7 million in commercial inventories comprised of PacBio instruments and consumable products including SMRT cells and reagents. In April 2011, we began shipments of commercial PacBio RS System in North America.

We are a development stage company with limited operating history and have not recognized revenue from sales or related services resulting from our planned principal operations. We operate in a single segment and our revenue to date has come from U.S. government grants. Operations to date have been primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with our commercial launch in April 2011. We have financed our operations primarily through the issuance of convertible preferred stock resulting in $364.2 million in net proceeds and the issuance of 14.4 million shares of common stock at $16.00 per share through our initial public offering resulting in $210.8 million in net proceeds.

Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in pre-production and manufacturing activities, research and development, and sales and administrative infrastructure. As of March 31, 2011, we had a deficit accumulated during the development stage of $367.0 million and have incurred net losses of $354.2 million since inception.

Basis of Presentation

Revenue

To date, our revenue has consisted of amounts earned from government grants. The terms of these grants generally provide for reimbursement of certain research and development expenditures incurred by us over a contractually defined period. We expect to generate additional revenue in the future from government grants and that our future revenue will be generated primarily from sales of our PacBio RS instrument and consumables and system service agreements.

As of March 31, 2011, our backlog was approximately $28.0 million, comprised of 44 systems, including PacBio RS limited production release instruments shipped in 2010. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to deliver all orders in our backlog by December 31, 2011.

Deliveries and subsequent customer acceptances of limited production release units of our PacBio RS during 2010 did not result in revenue recognition as the contracts pursuant to which the units were delivered require an upgrade to full commercial release specifications. The amounts we have collected from customers are deferred until such time as the upgraded unit has been accepted at which time revenue will be recognized.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instrument and consumables including SMRT Cells and reagent kits, and system service agreements. Provided the criteria for revenue recognition have been met, we generally expect to recognize instrument and consumables revenue upon delivery and customer acceptance. Service revenue is expected to consist of revenue derived from warranty and service agreements, which will be recognized in the period during which the related services are rendered. The timing of revenue recognition and the amount of revenue actually recognized in each case will be dependent upon a number of considerations and will require significant judgments and estimates based on the terms of each arrangement and the deliverables and obligations set forth therein.

Operating Expenses

Research and Development Expense. Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our products, including the PacBio RS , SMRT Cells and reagent kits and the scientific research necessary to produce commercially viable applications of our technology. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead. We generally expense research and development costs as they are incurred unless we make non-refundable upfront payments for delivery of future goods or services, in which case we capitalize the payments and recognize the expense in the statement of operations when the goods or services are delivered.

Since inception, we have incurred approximately $290.3 million of research and development expense. During the three-month period ended March 31, 2011, research and development expense of $24.1 million was primarily comprised of payroll-related expense, and supplies and development materials. As we are transitioning to commercial operations in 2011, we expect supplies and development material expense will decline as compared to 2010 and we expect a shift in payroll-related expense associated with manufacturing activities to be presented as cost of sales.

In the first quarter of 2011, we continued commercial production of the PacBio RS, investing $6.7 million in commercial inventories comprised of PacBio instruments and consumable products including SMRT cells and reagents.

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

Other Income and Expense

Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned and accretion of discounts and amortization of premiums on investment balances. Our interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Interest income (expense), net also includes interest expense relating to our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to fluctuate in the future with changes in the obligations.

Other Income (Expense), Net. Other income (expense), net during 2011 consists primarily of foreign currency transaction adjustments resulting from the remeasurement of foreign subsidiaries’ results of operations and assets and liability into U.S. dollars. Other income (expense), net during 2010 consisted primarily of the change in the fair value of our convertible preferred stock warrants. We continued to adjust the liability for changes in fair value until our IPO, at which time all unexercised warrants were automatically converted into warrants to purchase common stock and the warrant liability was reclassified to additional paid-in capital.

Results of Operations

Comparison of the Three-month Periods Ended March 31, 2011 and 2010

	Three-Month Periods Ended
	March 31,		Increase/	% Increase/
	2011	2010	(Decrease)	(Decrease)
	(in thousands, except percentages)
	(unaudited)
Revenue	$270	$545	$(275)	-50%
Research and development	24,118	25,324	(1,206)	-5%
Sales, general and administrative	11,119	5,495	5,624	102%

Loss from operations	(34,967)	(30,274)	4,693	16%
Interest income (expense), net	171	(41)	212	517%
Other expense, net	(13)	(10)	3	30%

Net loss	$(34,809)	$(30,325)	$4,484	15%

Revenue

Revenue is comprised solely of government grant revenue. Revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the first quarter of 2011, revenue decreased $0.3 million compared to the first quarter of 2010. The decrease was driven primarily by a decrease in the amount of work performed pursuant to the grants.

Research and Development Expense

For the first quarter of 2011, research and development expenses decreased $1.2 million, or 5%, compared to the first quarter of 2010. The decrease was driven primarily by a $3.6 million decrease in supplies and development materials, partially offset by an increase of $1.6 million in compensation expense relating to increased pre-production manufacturing headcount and a $1.0 million increase in expense relating to the expansion of manufacturing facilities. Research and development expense included stock-based compensation expense of $1.7 million and $1.4 million during the three-month periods ended March 31, 2011 and 2010, respectively.

Sales, General and Administrative Expense

For the first quarter of 2011, selling, general and administrative expenses increased $5.6 million, or 102%, compared to the first quarter of 2010. The increase was driven primarily by a $3.0 million increase in personnel related expense, including stock-based compensation, resulting from increased headcount, a $0.9 million increase in professional services primarily related to public company compliance and legal matters, a $0.8 million increase in travel-related expenses for customer support activities, and a $0.4 million increase in promotional spending related to our commercial launch. Sales, general and administrative expense included stock-based compensation expense of $1.4 million and $0.7 million during the three-month periods ended March 31, 2011 and 2010, respectively.

Interest Income (Expense), Net

For the first quarter of 2011, interest income increased $0.2 million compared to the first quarter of 2010. The increase was primarily a result of higher average investment balances in 2011 as a result of our IPO as compared to 2010.

Other Income (Expense), Net

The change in other expense, net primarily reflects foreign currency transaction adjustments resulting from the remeasurement of foreign subsidiaries’ results of operations and assets and liabilities into U.S. dollars.

Critical Accounting Policies and Estimates

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could potentially have a significant impact on our consolidated financial statements: revenue recognition, valuation of stock-based awards, leases, and income taxes.

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three-month period ended March 31, 2011 as compared to those disclosed in our Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, and as of March 31, 2011, we have financed our operations primarily through the issuance of convertible preferred stock resulting in $364.2 million in net proceeds and the issuance of 14.4 million shares of common stock at $16.00 per share through our initial public offering resulting in $210.8 million in net proceeds. As of March 31, 2011, we had cash, cash equivalents and investments of $248.5 million, a decrease of $35.1 million over December 31, 2010, reflecting approximately $33.5 million of cash used during the period to fund operations.

During the three-month periods ended March 31, 2011 and 2010, we used $1.5 million and $1.2 million in cash, respectively, to fund capital expenditures. We currently anticipate making significant capital expenditures in the future primarily for purchases of equipment to be used in research and manufacturing as wells as information systems and facilities infrastructure. Beyond our investment in research and manufacturing equipment, we expect to invest capital in additional production arrangements, the timing and amount of which will depend on our business and financial outlook and the specifics of the opportunity.

We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months. Unless we can generate a sufficient amount of product revenue, we may need to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.

The following table summarizes our cash flows activities for the periods indicated.

	Three-Month Periods Ended March 31,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(33,458)	$(26,839)
Net cash provided by (used in) investing activities	(29,910)	$2,307
Net cash provided by financing activities	333	$116

Net Cash Used in Operating Activities

Our primary uses of cash from operating activities are for personnel-related expenditures and equipment and supplies related to research and development activities and recently for the purchase of inventory. The net cash used for the three-month periods ended March 31, 2011 and 2010 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $33.5 million for the three-month period ended March 31, 2011 as compared to $26.8 million for the three-month period ended March 31, 2010, driven primarily by net losses of $34.8 million and $30.3 million, respectively, offset by depreciation and stock-based compensation of $4.6 million and $3.2 million, respectively. In addition, cash used in operating activities increased for the three-month period ended March 31, 2011 as compared to the same period last year as a result of increased inventory levels in anticipation of commercial launch.

Net Cash Provided by (Used in) Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $29.9 million for the three-month period ended March 31, 2011, driven by net purchases of investments of $28.4 million, as compared to net cash provided by investing activities of $2.3 million for the three-month period ended March 31, 2010 driven by investment maturities of $3.5 million offset by capital expenditures of $1.2 million.

Net Cash Provided by Financing Activities

For the three-month periods ended March 31, 2011 and 2010, net cash provided by financing activities was $0.3 million and $0.1 million, respectively, as a result stock option exercises.

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

As of March 31, 2011, we had operating lease obligations of $16.8 million of which the longest remaining lease expires in 2015.

Off-Balance Sheet Arrangements

As of March 31, 2011 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update that provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The adoption of this guidance in 2011 did not have a material impact on our financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2011, the Board of Patent Appeals and Interferences (“the Board”) of the USPTO rendered a decision in the matter. The decision cancels all patent claims by Life involved in the interference. In the ruling, the Board entered judgment against the ‘492 patent, holding that all of the Life claims that were involved in the interference are unpatentable to them. In reaching its decision to cancel the Life claims, the Board agreed with our assertion that the Life patent specification does not adequately disclose the claimed invention. While the Board determined that neither party was entitled to the broadest claims presented, the Board denied Life’s request that a subset of our claims be found unpatentable. On March 31, 2011, Life filed a complaint in the United States District Court for the Northern District of California, seeking the District Court’s review under 35 U.S.C. § 146, of the decision and judgment of the Board in Interference No. 105,677. In particular, Life is asking the District Court to reverse the Board’s ruling that certain of our claims involved in the interference are patentable to us, and to reverse the Board’s ruling that all of Life’s claims involved in the interference are unpatentable to Life.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation (“Helicos”) in the United States District Court for the District of Delaware (Case No. 1:10-CV-00735 SLR). In the complaint, Helicos alleges that we are infringing, inducing others to infringe, and contributing to the infringement by others of two patents in-licensed by Helicos and two patents owned by Helicos, by making, using, and selling our SMRT technology for single molecule sequencing of DNA and teaching customers how to use the SMRT technology and PacBio RS sequencing platform. The four patents asserted by Helicos are U.S. Patent Nos. 7,645,596 and 7,037,687 (each titled “Method of Determining the Nucleotide Sequence of Oligonucleotides and DNA Molecules”), 7,169,560 (titled “Short Cycle Methods for Sequencing Polynucleotides”), and 7,767,400 (titled “Paired-end Reads in Sequencing by Synthesis”). Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages, including enhanced damages under 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our answer to Helicos’ complaint denying Helicos’ allegations that our products infringe any valid claims of the patents in suit, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the USPTO order re-examination of all of the claims of each of the asserted patents. As of April 13, 2011, the USPTO had granted our requests and ordered re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit.

An estimate of the possible loss or possible range of loss associated with the resolution of these contingencies cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

We are not currently a party to any other material legal proceedings.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 23, 2011, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects

Risks Related to Our Business

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

Although we are now commercializing the PacBio RS, we have not recognized revenue from our products, and we cannot be sure that they will gain acceptance in the marketplace. Our success depends, in part, on our ability to develop products that displace or supplement current technology, as well as to expand the market for genetic analysis to include new applications that are not practical with current technologies. To accomplish this, we must develop and successfully commercialize our SMRT technology for use in a variety of life science applications. There can be no assurance that we will be successful in securing customers for our products, in particular, our first product which is focused on DNA sequencing. Furthermore, we cannot guarantee that the design of our products, including the initial specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we may fail to achieve or sustain market acceptance of our products by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. If the market for our products fails to develop or grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to develop a significant customer base, our future sales and revenue would be materially harmed and our business may not succeed.

The products we expect to introduce are highly complex, with unknown support requirements.

In light of the highly complex technology involved in our products there can be no assurance that we will be able to successfully provide adequate support for our products. If our products have reliability or other quality issues or require unexpected levels of support, our reputation and business could be harmed. We cannot estimate with any certainty the cost of service and support. We intend to ship our Pac Bio RS instruments with one year of service included in the purchase price with an option to purchase an additional year of service. If service and support costs are more than we anticipate, our business and operations may be adversely affected.

We may not be able to produce instruments with the specifications required by our customers.

We have established performance standards for our commercial products that we may not consistently achieve using our current design and manufacturing processes. If the actual performance of the commercial instrument deviates substantially from our target specifications or is below the performance mandated by our customers, customer demand may be negatively affected. Customers may refuse to accept our products in a timely manner or at all, which would adversely affect our revenue. Any inability to meet performance standards may materially impact the commercial viability of our products and harm our business.

We may be unable to manufacture our consumable kits, including SMRT Cells, to the specifications required by our customers or in quantities necessary to meet demand at an acceptable cost.

In order to successfully commercialize and derive revenue from our products, we will need to supply our customers with consumable kits to be used with our instruments. We have limited experience manufacturing these consumable kits. For example, the manufacture of our SMRT Cells involves complex manufacturing processes. Since we are in an early phase of producing SMRT Cells, our current manufacturing yields are low and therefore the cost of manufacturing these products is high. There is no assurance that we will be able to manufacture our consumable kits or SMRT Cells so that they consistently achieve the product specifications and quality that our customers expect. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing capacity for our consumable kits or SMRT Cells to meet anticipated demand. An inability to manufacture consumable kits and SMRT Cells that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative material impact on our business.

We may never earn revenue from our orders in backlog.

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may never receive revenue from these orders, and the order backlog we report may not be indicative of our future revenue.

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

Our future business depends on our ability to execute on our plans to develop, manufacture and market additional commercial applications of our SMRT technology, including SMRT Kinetic Detection, SMRT Transcription, SMRT RNA Sequencing, SMRT Translation and SMRT Ligand Binding. These future commercial applications will require significant investments of cash and resources and we may experience unexpected delays or difficulties that could postpone our ability to commercially launch these future applications, which could have a material adverse effect on our business, prospects, operating results and financial condition.

A significant portion of our potential sales depends on customers’ capital spending budgets that may be subject to significant and unexpected variation.

A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies, and their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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

Adoption of our products by customers may depend on the availability of sample preparation and informatics tools, some of which may be developed by third parties.

Our commercial success may depend in part upon the development of sample preparation and software and informatics tools by third parties for use with our products. We cannot guarantee that third parties will develop tools that will be useful with our products or be viewed as useful by our customers or potential customers. A lack of additional available complementary sample preparation and informatics tools may impede the adoption of our products and may adversely impact our business.

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

The holders of a significant number of shares of our common stock will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. .

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

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock and up to approximately 1,000,000,000 shares of authorized but unissued shares of common stock;

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

We have a significant number of authorized but unissued shares of common stock. Our board of directors may issue shares of common stock from this authorized but unissued pool from time to time without stockholder approval, resulting in the dilution of our existing stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the quarter ended March 31, 2011 by us or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31)	851	$1.96	—	—
Month #2 (February 1 - February 28)	—	—	—	—
Month #3 (March 1 - March 31)	—	—	—	—

Total	851		—

Item 6.	Exhibits

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

PACIFIC BIOSCIENCES OF CALIFORNIA , INC .

Date:	May 13, 2011	By:	/S/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President And Chief Financial Officer

Date:	May 13, 2011	By:	/S/ BRIAN B. DOW
Brian B. Dow Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).