Form 10-Q
period 2011-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2011-08-12
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(650) 521-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2011: 54,013,362

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

	December 31,	December 31,
(in thousands except share and per share amounts)	June 30, 2011 (unaudited)	December 31, 2010 (1)
Assets
Current assets
Cash and cash equivalents	$54,514	$147,650
Investments	162,074	136,024
Accounts receivable	5,437	341
Inventory, net	19,552	6,864
Prepaid expenses and other current assets	3,151	2,235

Total current assets	244,728	293,114
Property and equipment, net	16,180	12,311
Other long-term assets	312	322

Total assets	$261,220	$305,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,032	$9,515
Accrued expenses and other current liabilities	9,925	7,994
Deferred revenue	2,381	3,221
Current portion of facility financing obligation	125	110

Total current liabilities	21,463	20,840
Lease incentives and other long-term liabilities	3,570	2,114
Facility financing obligation, less current portion	2,861	2,927

Total liabilities	27,894	25,881

Stockholders’ equity
Common Stock, $0.001 par value; Authorized 1,000,000,000 shares; Issued and outstanding 53,957,020 shares at June 30, 2011 and 52,855,267 shares at December 31, 2010	54	53
Additional paid-in capital	622,542	612,001
Accumulated other comprehensive income (loss)	181	(21)
Accumulated deficit	(389,451)	(332,167)

Total stockholders’ equity	233,326	279,866

Total liabilities and stockholders’ equity	$261,220	$305,747

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	$00,000,000	$00,000,000	$00,000,000	$00,000,000
	Three-Month Periods Ended		Six-Month Periods Ended
(in thousands, except share and per share amounts)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:
Product revenue	$10,148	$—	$10,148	$—
Service and other revenue	192	—	192	—
Grant revenue	290	629	560	1,174

Total revenue	10,630	629	10,900	1,174

Cost of Revenue:
Cost of product revenue	2,537	—	2,537	—
Cost of service and other revenue	194	—	194	—

Total cost of revenue	2,731	—	2,731	—

Gross profit	7,899	629	8,169	1,174

Operating Expense:
Research and development	19,546	27,082	43,664	52,406
Sales, general and administrative	11,016	6,222	22,135	11,717

Total operating expense	30,562	33,304	65,799	64,123

Operating loss	(22,663)	(32,675)	(57,630)	(62,949)
Other income (expense), net	188	(39)	346	(90)

Net loss	$(22,475)	$(32,714)	$(57,284)	$(63,039)

Basic and diluted net loss per share	$(0.42)	$(51.20)	$(1.08)	$(99.58)

Shares used in computing basic and diluted net loss per share	53,413,565	639,007	53,056,745	633,019

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	$(000,000	$(000,000
	Six-Month Periods Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net loss	$(57,284)	$(63,039)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,855	2,260
Stock-based compensation	6,111	4,005
Other	201	56
Changes in assets and liabilities
Accounts receivable	(5,096)	—
Inventory	(13,824)	—
Prepaid expenses and other assets	(107)	(131)
Accounts payable	(483)	1,966
Accrued expenses and other current liabilities	2,711	5,510
Deferred revenue	(840)	—
Lease incentives and other long-term liabilities	1,405	(222)

Net cash used in operating activities	(64,351)	(49,595)

Cash flows from investing activities
Purchase of property and equipment	(5,588)	(2,992)
Purchase of investments	(188,653)	(48,735)
Sales of investments	36,520	—
Maturities of investments	125,285	3,500

Net cash used in investing activities	(32,436)	(48,227)

Cash flows from financing activities
Proceeds from issuance of Convertible Preferred Stock, net	—	97,935
Proceeds from exercise of Common Stock options	3,651	799

Net cash provided by financing activities	3,651	98,734

Net increase (decrease) in cash and cash equivalents	(93,136)	912
Cash and cash equivalents at beginning of period	147,650	89,232

Cash and cash equivalents at end of period	$54,514	$90,144

Supplemental disclosure of non-cash investing and financing activities
Assets acquired under facility financing obligation	$—	$2,971

Additions to property and equipment under tenant improvement allowances	$—	$1,910

Inventory transferred to property and equipment for internal use	$1,136	$—

Vesting of stock options related to early exercises	$780	$428

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, “PacBio”, “we”, “us”) has commercialized a platform for single molecule, real-time detection of biological events. Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring entries, considered necessary for a fair presentation have been included. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

During the second quarter of 2011, we commercially launched and generated significant revenue from our initial product, the PacBio RS, a third generation sequencing platform. We were considered a development-stage enterprise through March 31, 2011, but, as a result of the commercial launch in the second quarter, we are no longer considered a development-stage enterprise.

The balance sheet at December 31, 2010 has been derived from our audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to our audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, estimated selling price, inventory valuation, cost of revenue, useful lives assigned to long-lived assets, the valuation of common stock and related warrants and options, stock-based compensation expense and contingencies. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value of Financial Instruments

The carrying amount of our financial assets and liabilities, including accounts receivable, prepaid expenses, other current assets, other long-term assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short maturities. The carrying value of the facility financing obligation approximates fair value based on currently available borrowing rates and after consideration of non-performance risk and credit risk.

A fair value hierarchy was established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•

Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our non-performance risk, or that of our counterparty, is considered in determining the fair values of liabilities and assets, respectively.

Our cash and cash equivalents, which include money market funds and commercial paper, are classified as Level I or Level II assets. Our investments, which include commercial paper, certificates of deposit, corporate debt securities, asset backed securities, and U.S. government and agency securities, are classified as Level II assets within the fair value hierarchy. We did not have any Level III items for the periods presented.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The following table sets forth our financial assets that were measured at fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands).

	June 30, 2011			December 31, 2010
	Level I	Level II	Total	Level I	Level II	Total
Assets
Money Market Funds	$32,631	$—	$32,631	$118,462	$—	$118,462
Certificates of Deposits	—	4,059	4,059	—	—	—
Commercial Paper	—	85,055	85,055	—	59,573	59,573
Corporate Debt Securities	—	54,700	54,700	—	49,970	49,970
Asset Backed Securities	—	8,178	8,178	—	—	—
U.S. Government and Agency Securities	—	29,229	29,229	—	47,141	47,141

Total assets measured at fair value	$32,631	$181,221	$213,852	$118,462	$156,684	$275,146

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our PacBio RS instrument and related consumables, and service and other revenue primarily consists of revenue earned from product maintenance agreements. Grant revenue reflects revenue from government grants that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from grants is recognized in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. Revenue for product sales is recognized generally upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If there are refund rights or payment terms based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectibility based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts where revenue is derived from multiple deliverables including a mix of products or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when 1) the delivered item has value to the customer on a stand-alone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under the control of the Company. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Our revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

In order to establish VSOE, we must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. If there are not a sufficient number of standalone sales and VSOE cannot be determined, then we consider whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within our industry, we have not established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, we determine our best estimate of selling price using a combination of prices set by our pricing committee adjusted for applicable discounts and customer orders received to date.

Deferred revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except shares and per share amounts):

	00,000,000	00,000,000	00,000,000	00,000,000
	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
Net loss per share:
Numerator
Net loss	$(22,475)	$(32,714)	$(57,284)	$(63,039)

Denominator:
Weighted average shares of common stock outstanding	53,413,565	705,432	53,158,271	691,336
Less: Shares of common stock subject to repurchase	—	(66,425)	(101,526)	(58,317)

Weighted average shares used in computation of basis and diluted net loss per share	53,413,565	639,007	53,056,745	633,019

Basic and diluted net loss per share	$(0.42)	$(51.20)	$(1.08)	$(99.58)

The following convertible preferred stock, outstanding options, common stock subject to repurchase, and warrants to purchase convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of June 30,
	2011	2010
Convertible Preferred Stock (on an as if converted basis)	—	36,652,735
Options outstanding	9,367,910	8,673,713
Common Stock subject to repurchase	—	155,464
Warrants to purchase Common Stock	9,898	25,282

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We plan to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Cash and Cash Equivalents and Investments

Our investments consist of marketable debt securities, including U.S. Government and Agency securities; corporate debt securities, bonds and asset-backed securities; mortgage-backed securities, municipal notes and bonds; and publicly traded equity securities. We report all securities with stated maturities of 90 days or less at the date of purchase that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Our investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. We include all of our available-for-sale securities in current assets.

The following table summarizes the gross unrealized gains and losses and fair value for investments reported as cash and cash equivalents and investments as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$19,146	$1	$—	$19,147

Investments:
Commercial Paper	$65,896	$12	$—	$65,908
Corporate Debt Securities	54,591	125	(16)	54,700
Asset Backed Securities	8,164	14	—	8,178
Certificates of Deposit	4,036	23	—	4,059
U.S. Government and Agency Securities	29,208	32	(11)	29,229

	$161,895	$206	$(27)	$162,074

	$181,041	$207	$(27)	$181,221

	As of December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$14,495	$—	$—	$14,495
Corporate Debt Securities	6,167	—	(2)	6,165

	$20,662	$—	$(2)	$20,660

Investments:
Commercial Paper	$45,077	$1	$—	$45,078
Corporate Debt Securities	43,820	11	(26)	43,805
U.S. Government and Agency Securities	47,146	3	(8)	47,141

	$136,043	$15	$(34)	$136,024

	$156,705	$15	$(36)	$156,684

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Balance Sheet Components

As of June 30, 2011 and December 31, 2010 our inventory, net, consisted of the following (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Purchased materials	$7,054	$4,051
Work in process	7,099	2,813
Finished goods	5,399	—

Inventory, net	$19,552	$6,864

As of June 30, 2011 and December 31, 2010, our accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Salaries and benefits	$7,338	$5,494
Professional services	1,328	659
Short-term portion of deferred rent	591	573
Other	668	1,268

Accrued expenses and other current liabilities	$9,925	$7,994

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation, or Helicos, alleging infringement of patents owned and in–licensed by the plaintiffs. Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our response to Helicos’ complaint denying Helicos’ allegations, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the U.S. Patent and Trademark Office (“USPTO”) order re-examination of all of the claims of each of the asserted patents. As of April 13, 2011, the USPTO had granted our requests and ordered re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior publications.

Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit. An estimate of the possible loss or possible range of loss associated with the resolution of this contingency cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

6. Stock Option Plans

As of June 30, 2011, we had two active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, and the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes stock option activity for all stock options plans:

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2010	3,637,548	9,813,373	$0.20 – 16.00	$6.78

Additional shares reserved
Options granted	(992,200)	992,200	$10.58 – 15.98	$12.29
Options exercised	—	(1,102,604)	$0.26 – 10.84	$3.35
Options repurchased	851	—	$1.96	$1.96
Options canceled	335,059	(335,059)	$1.96 – 15.77	$8.17

Balances, June 30, 2011	2,981,258	9,367,910	$0.20 – 16.00	$7.73

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the 2010 Employee stock Purchase Plan, or ESPP, consists of the following (in thousands):

	0,000,000	0,000,000	0,000,000	0,000,000
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$125	$—	$125	$—
Research and development	1,537	1,339	3,285	2,763
Sales, general and administrative	1,345	567	2,701	1,242

Total stock-based compensation expense	$3,007	$1,906	$6,111	$4,005

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Employee Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair values of the common stock underlying stock options granted through the date of our initial public offering (“IPO”), were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by our board of directors until such time as our common stock was publicly traded. Our common stock became publicly listed upon our IPO from which time options granted are issued at a price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Expected term	6.1 years	5.5 years	6.1 years	5.9 years
Expected volatility	56%	55%	57%	46 - 55%
Risk-free interest rate	1.8 - 2.5%	2.2%	1.8 - 2.6%	2.2 - 2.6%
Dividend yield	—	—	—	—

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

Overview

We develop, manufacture and market an integrated platform for genetic analysis. Combining recent advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to use our SMRT technology in the DNA sequencing market where we have developed and commercialized our first product, the PacBio RS , a third generation sequencing platform. The PacBio RS consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

During the first half of 2011, we continued commercial production of the PacBio RS and finalized designs for our SMRT cells and reagent kits. In April, we began commercial shipments of PacBio RS instruments and as of June 30, 2011, had recognized revenue on 16 instruments, including 11 beta instruments that were updated successfully to commercial specifications, as well as consumables revenue and service agreement revenue associated with the instruments.

Basis of Presentation

Revenue

During the second quarter of 2011, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instrument and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

As of June 30, 2011, our backlog was approximately $22 million comprised of 35 systems. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenues by December 31, 2011.

Cost of Revenue

Cost of revenue reflects the direct cost of product components and third party manufacturing services as well as our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities therefore, manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. Manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

Service costs included the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel and support infrastructure necessary to support the installed customer base. As we are in the early stages of the commercial launch of our products, the capacity of our existing service infrastructure exceeds the number of installed customer instruments. Therefore, management has estimated the capacity of the existing service infrastructure and recognizes service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceed the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Cost of revenue recorded during the second quarter of 2011, reflects the costs associated with 16 system installations, 11 of which were beta systems that were upgraded to full commercial specifications and five additional systems delivered during the period. Pursuant to GAAP accounting, costs incurred to manufacture the beta instruments and to acquire commercial launch inventory, prior to demonstrating achievement of the commercial specifications, were expensed as research and development expense as incurred. As a result, a majority of the costs associated with the instrument revenue recognized during the period were incurred during the periods leading up to September 30, 2010. The cost of product revenue recognized during 2011 was limited to the costs of commercial upgrade kits and labor necessary to upgrade the beta instruments and costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the remaining five delivered instruments. The majority of previously expensed inventory was utilized by June 30, 2011; therefore we expect a significant increase in product related cost over the remainder of 2011.

Operating Expense

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

Research and development expense decreased from $24.1 million in the first quarter of 2011, to $19.5 million during the second quarter of 2011. During the first quarter of 2011 and prior periods, certain inventory and manufacturing costs were expensed as research and development expense while during the second quarter of 2011, such costs were capitalized to inventory or reported as cost of revenue upon commercial launch. We expect second quarter 2011 research and development expense to be more indicative of our quarterly expense rate for the remainder of 2011.

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of personnel-related expense related to our executive, legal, finance, sales, marketing, field service, customer support, and human resource functions, as well as fees for professional services and facility costs. Professional services consist principally of external legal, accounting and other consulting services.

Selling, general and administrative expenses are expected to increase as we continue to add resources to our sales and support infrastructure.

While such trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, and operating expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three- and six-month periods ended June 30, 2011, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than the revenue policy discussed below.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our PacBio RS instrument and related consumables, and service and other revenue primarily consists of revenue earned from product maintenance agreements. Grant revenue reflects revenue from government grants that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from grants is recognized in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all the acceptance criteria have been met. Revenue for product sales is recognized generally upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If there are refund rights or payment terms based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectibility based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts where revenue is derived from multiple deliverables including a mix of products or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when 1) the delivered item has value to the customer on a stand-alone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under the control of the Company. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Our revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

In order to establish VSOE, we must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. If there are not a sufficient number of standalone sales and VSOE cannot be determined, then we consider whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within our industry, we have not established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, we determine our best estimate of selling price using a combination of prices set by our pricing committee adjusted for applicable discounts and customer orders received to date.

Deferred revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period.

Results of Operations

Comparison of the Three-month Periods Ended June 30, 2011 and 2010

	$(00,000	$(00,000	$(00,000	$(00,000
	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(unaudited)
Revenue:
Product revenue	$10,148	$—	$10,148	—
Service and other revenue	192	—	192	—
Grant revenue	290	629	(339)	(54%)

Total revenue	10,630	629	10,001	1590%

Cost of Revenue:
Cost of product revenue	2,537	—	2,537	—
Cost of service and other revenue	194	—	194	—

Total cost of revenue	2,731	—	2,731	—

Gross profit	7,899	629	7,270	1156%

Operating Expense:
Research and development	19,546	27,082	(7,536)	(28%)
Sales, general and administrative	11,016	6,222	4,794	77%

Total operating expense	30,562	33,304	(2,742)	(8%)

Operating loss	(22,663)	(32,675)	(10,012)	(31%)
Other income (expense), net	188	(39)	227	582%

Net loss	$(22,475)	$(32,714)	$(10,239)	(31%)

Revenue

Our total revenue for the second quarter of 2011 was $10.6 million compared to $0.6 million in the second quarter of 2010. We began commercially shipping our PacBio RS in the second quarter of 2011. Product revenue in the second quarter of 2011 consisted of approximately $10.0 million from sales of our PacBio RS instruments and approximately $0.2 million from sales of consumables. The instrument revenue stemmed from 16 instrument installations, 11 of which were beta instruments that were upgraded to commercial specifications and five additional instruments delivered and installed during the period. Service and other revenue of $0.2 million for the second quarter of 2011 was primarily derived from product maintenance agreements sold in conjunction with the sales of PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the second quarter of 2011, grant revenue decreased $0.3 million compared to the second quarter of 2010. The decrease was driven primarily by a decrease in the amount of work performed pursuant to the grants.

Cost of Revenue

Gross profit of $7.9 million for the second quarter of 2011 reflects the sale of 16 PacBio RS instruments. Cost of product revenue of $2.5 million for the same period reflects the cost of 11 commercial upgrade kits and costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the five addition instruments that were delivered and installed during the period. Gross profit of $0.6 million for the second quarter of 2010 stemmed from grant revenue recorded during the period.

Research and Development Expense

For the second quarter of 2011, research and development expenses decreased $7.5 million, or 28%, compared to the second quarter of 2010. The decrease was driven primarily by a $5.6 million decrease in supplies, development materials, and prototype-related expense, and a $2.4 million decrease related to the absorption of certain second quarter 2011 manufacturing costs into cost of revenue that were previously accounted for as development expense. The decrease was partially offset by an increase of $0.8 million in personnel related expense, including stock-based compensation, relating to increased pre-production manufacturing headcount. Research and development expense included stock-based compensation expense of $1.5 million and $1.3 million during the second quarter of 2011 and 2010, respectively.

Sales, General and Administrative Expense

For the second quarter of 2011, selling, general and administrative expenses increased $4.8 million, or 77%, compared to the second quarter of 2010. The increase was driven primarily by a $3.1 million increase in personnel related expense, including stock-based compensation, resulting from increased headcount, a $0.6 million increase in professional services primarily related to public company compliance and legal matters, and a $0.6 million increase in expenses for customer support activities. Sales, general and administrative expense included stock-based compensation expense of $1.3 million and $0.6 million during the second quarter of 2011 and 2010, respectively.

Other Income (Expense), Net

The change in other income (expense), net primarily reflects an increase in interest income compared to the second quarter of 2010. The increase was primarily a result of higher average investment balances in 2011 as a result of our IPO as compared to 2010.

Comparison of the Six-month Periods Ended June 30, 2011 and 2010

	$(00,000	$(00,000	$(00,000	$(00,000
	Six Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(unaudited)
Revenue:
Product revenue	$10,148	$—	$10,148	—
Service and other revenue	192	—	192	—
Grant revenue	560	1,174	(614)	(52)%

Total revenue	10,900	1,174	9,726	828%

Cost of Revenue:
Cost of product revenue	2,537	—	2,537	—
Cost of service and other revenue	194	—	194	—

Total cost of revenue	2,731	—	2,731	—

Gross profit	8,169	1,174	6,995	596%

Operating Expense:
Research and development	43,664	52,406	(8,742)	(17)%
Sales, general and administrative	22,135	11,717	10,418	89%

Total operating expense	65,799	64,123	1,676	3%

Operating loss	(57,630)	(62,949)	(5,319)	(8)%
Other income (expense), net	346	(90)	436	484%

Net loss	$(57,284)	$(63,039)	$(5,755)	(9)%

Revenue

Our total revenue for the six-month period ended June 30, 2011 was $10.9 million compared to $1.2 million in the six-month period ended June 30, 2010. We began commercially shipping our PacBio RS in the second quarter of 2011. Product revenue for the six-month period ended June 30, 2011 consisted of approximately $10.0 million from sales of our PacBio RS instruments and approximately $0.2 million from sales of consumables. The instrument revenue stemmed from 16 instrument installations, 11 of which were beta instruments that were upgraded to commercial specifications, and five additional instruments delivered and installed during the period. Service and other revenue of $0.2 million for the six-month period ended June 30, 2011 was primarily derived from product maintenance agreements sold in conjunction with sales of PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the six-month period ended June 30, 2011, grant revenue decreased $0.6 million compared to the six-month period ended June 30, 2010. The decrease was driven primarily by a decrease in the amount of work performed pursuant to the grants.

Cost of Revenue

Gross profit of $8.2 million for the six-month period ended June 30, 2011 reflects the sale of 16 PacBio RS instruments. Cost of product revenue of $2.5 million for the same period reflects the cost of 11 commercial upgrade kits and costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the five additional instruments that were delivered and installed during the period. Gross profit of $1.2 million for the six-month period ended June 30, 2010 stemmed from grant revenue recorded during the period.

Research and Development Expense

For the six-month period ended June 30, 2011, research and development expenses decreased $8.7 million, or 17%, compared to the six-month period ended June 30, 2010. The decrease was driven primarily by a $8.3 million decrease in supplies, development materials, and prototype related expense, and a $3.6 million decrease related to the absorption of second quarter costs into cost of revenue, partially offset by a $2.4 million increase in personnel related expense, including stock-based compensation, relating to increased pre-production manufacturing headcount.

Research and development expense included stock-based compensation expense of $3.3 million and $2.8 million during the six-month periods ended June 30, 2011 and 2010, respectively.

Sales, General and Administrative Expense

For the six-month period ended June 30, 2011, selling, general and administrative expenses increased $10.4 million, or 89%, compared to the six-month period ended June 30, 2010. The increase was driven primarily by a $6.4 million increase in personnel related expense, including stock-based compensation, resulting from increased headcount, a $1.8 million increase in professional services primarily related to public company compliance and legal matters, a $1.0 million increase in expenses for customer support activities, and an $0.6 million increase in expense relating to the expansion of facilities. Sales, general and administrative expense included stock-based compensation expense of $2.7 million and $1.2 million during the six-month periods ended June 30, 2011 and 2010, respectively.

Other Income (Expense), Net

For the six-month period ended June 30, 2011, interest income increased compared to the six-month period ended June 30, 2010. The increase was primarily a result of higher average investment balances in 2011 as a result of our IPO as compared to 2010.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock resulting in $364.2 million in net proceeds and the issuance of common stock through our initial public offering resulting in $210.8 million in net proceeds. As of

June 30, 2011, we had cash, cash equivalents and investments of $216.6 million, a decrease of $67.1 million compared to December 31, 2010, reflecting approximately $64.4 million of cash used during the period to fund operations. We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months. This expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to, lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

To the extent capital resources are insufficient to meet future capital requirements; we will have to raise additional funds to continue our commercial operations and develop new products. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

The following table summarizes our cash flows activities for the periods indicated.

	$(00,000	$(00,000
	Six-Month Periods Ended June 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(64,351)	$(49,595)
Net cash used in investing activities	(32,436)	(48,227)
Net cash provided by financing activities	3,651	98,734

Net (decrease) increase in cash and cash equivalents	$(93,136)	$912

Operating Activities

Our primary uses of cash from operating activities are for personnel-related expenditures and equipment and supplies related to research and development activities and recently for the purchase of inventory. The net cash used for the six-month periods ended June 30, 2011 and 2010 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $64.4 million for the six-month period ended June 30, 2011 as compared to $49.6 million for the six-month period ended June 30, 2010, driven primarily by net losses of $57.3 million and $63.0 million, respectively, offset by depreciation and stock-based compensation of $9.0 million and $6.3 million, respectively. In addition, cash used in operating activities increased for the six-month period ended June 30, 2011 as compared to the same period last year as a result of increased inventory levels and an increased accounts receivable balance resulting from the commercialization of our products in the second quarter of 2011.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $32.4 million for the six-month period ended June 30, 2011, driven by net purchases of investments of $26.8 million, as compared to net cash used in investing activities of $48.2 million for the six-month period ended June 30, 2010 driven by net purchases of investments of $44.2 million.

During the six-month periods ended June 30, 2011 and 2010, we used $5.6 million and $3.0 million in cash, respectively, to fund capital expenditures. We currently anticipate making significant capital expenditures in the future primarily for purchases of equipment to be used in research and manufacturing as wells as information systems and facilities infrastructure.

Financing Activities

For the six-month period ended June 30, 2011, stock option exercises provided net cash of $3.7 million and for the six-month period ended June 30, 2010, our sale of Series F convertible preferred stock provided $97.9 million.

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

As of June 30, 2011, we had operating lease obligations of $16.4 million of which the longest remaining lease expires in 2015.

Off-Balance Sheet Arrangements

As of June 30, 2011 we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, we can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements We plan to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation (“Helicos”) in the United States District Court for the District of Delaware (Case No. 1:10-CV-00735 SLR). In the complaint, Helicos alleges that we are infringing, inducing others to infringe, and contributing to the infringement by others of two patents in-licensed by Helicos and two patents owned by Helicos, by making, using, and selling our SMRT technology for single molecule sequencing of DNA and teaching customers how to use the SMRT technology and PacBio RS sequencing platform. The four patents asserted by Helicos are U.S. Patent Nos. 7,645,596 and 7,037,687 (each titled “Method of Determining the Nucleotide Sequence of Oligonucleotides and DNA Molecules”), 7,169,560 (titled “Short Cycle Methods for Sequencing Polynucleotides”), and 7,767,400 (titled “Paired-end Reads in Sequencing by Synthesis”). Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages, including enhanced damages under 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our response to Helicos’ complaint denying Helicos’ allegations that our products infringe any valid claims of the patents in suit, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the USPTO order re-examination of all of the claims of each of the asserted patents. As of April 13, 2011, the USPTO had granted our requests and ordered re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit.

From time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are an early stage commercial company.

We recently launched our first commercial product and as such, we have limited historical financial data upon which to base our projected revenue. We have limited historical financial data upon which to base our planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience, we may not be able to effectively:

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

We have incurred net losses since inception and have generated limited revenue from product sales to date. We cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We expect to incur substantial losses and negative cash flow for the foreseeable future.

If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although we have now commercialized the PacBio RS and started recognizing revenue from our products, we cannot be sure that they will gain acceptance in the marketplace. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practical with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our SMRT technology for use in a variety of life science applications. There can be no assurance that we will be successful in securing customers for our products, in particular, our first product which is focused on DNA sequencing. Furthermore, we cannot guarantee that the design of our products, including the initial specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we may fail to achieve or sustain market acceptance of our products by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. If the market for our products fails to develop or grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to develop a significant customer base, our future sales and revenue would be materially harmed and our business may not succeed.

Our products are highly complex, with unknown support requirements.

In light of the highly complex technology involved in our products there can be no assurance that we will be able to successfully provide adequate support for our products. If our products have reliability or other quality issues or require unexpected levels of support, our reputation and business could be harmed. We ship our Pac Bio RS instruments with one year of service included in the purchase price with an option to purchase an additional year of service. If service and support costs are more than we anticipate, our business and operations may be adversely affected.

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

We may not be able to convert our orders in backlog into revenue.

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may not receive revenue from these orders, and the order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control. If we delay fulfilling customer orders, those customers may seek to cancel their orders with us. In addition, customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results will suffer and we may have write-offs associated with excess or obsolete inventory.

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

A significant portion of our potential sales depends on customers’ capital spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our product.

We have based our business model on our belief that the market for sequencing products is large and expected to grow significantly. The market is still developing and we cannot quantify the size of the market with certainty. Growth in the market is dependent on increases in the demand for sequencing products from both research institutions and commercial companies. A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results. In addition, if the market for our products is not as large as we expected and if the market does not grow as rapidly as we expected, demand for our products could be adversely affected.

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

We enlist third parties to assist with sales, distribution and customer support globally or in certain regions of the world. There is no guarantee, if we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.

We have limited experience in manufacturing our products. If we are unable to manufacture sufficient quantities of our products with sufficient quality by ourselves or with partners in a timely manner, our ability to sell our products may be harmed.

In order to manufacture our products in volume, we need to maintain sufficient internal manufacturing capacity or contract with manufacturing partners, or both. Our technology and the manufacturing process for our products is highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing our products. There is no assurance that we will be able to meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we increase the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in maintaining or expanding our manufacturing capacity could diminish our ability to develop or sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us, we might not be able to manufacture our products and satisfy customer demand in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. We will need to take steps to scale the manufacturing process; including lowering the manufacturing costs of our products as well as improvements to our manufacturing yields and cycle times, manufacturing documentation, and quality assurance and quality control procedures. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing as we scale our operations, our business could be materially harmed.

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

Our sales cycle is lengthy and unpredictable, which may make it difficult for us to forecast revenue and may increase the magnitude of quarterly fluctuations in our operating results.

Our PacBio RS has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations also mean that investors will not be able to rely upon our operating results in any particular period as an indication of future performance.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We will provide a twelve-month warranty period for the PacBio RS . The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We will also provide a warranty for our consumables, but claims must be made within 90 days from the date of delivery or by the shelf life date or “use by” date, if earlier. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Our facilities in the San Francisco Bay Area are located near known earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

Risks Relating to Owning Our Common Stock

Our share price is volatile, and you may be unable to sell your shares at or above the price you paid to acquire it.

The market price of our common stock is subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our bookings, condition and operating results;

•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, in the past and recently, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 12, 2011	By:	/S/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President And Chief Financial Officer

Date: August 12, 2011	By:	/S/ BRIAN B. DOW
Brian B. Dow Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document