Form 10-Q
period 2011-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2011-11-14
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(650) 521-8000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2011: 54,812,464

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

	September 30,
(in thousands except share and per share amounts)	2011 (unaudited)	December 31, 2010 (1)
Assets
Current assets
Cash and cash equivalents	$57,580	$147,650
Investments	136,116	136,024
Accounts receivable	4,434	341
Inventory, net	20,262	6,864
Prepaid expenses and other current assets	1,891	2,235

Total current assets	220,283	293,114
Property and equipment, net	17,359	12,311
Other long-term assets	319	322

Total assets	$237,961	$305,747

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,158	$9,515
Accrued expenses and other current liabilities	8,872	7,994
Deferred revenue	3,970	3,221
Current portion of facility financing obligation	132	110

Total current liabilities	21,132	20,840
Lease incentives and other long-term liabilities	3,321	2,114
Facility financing obligation, less current portion	2,824	2,927

Total liabilities	27,277	25,881

Stockholders’ equity
Common Stock, $0.001 par value; Authorized 1,000,000,000 shares; Issued and outstanding 54,795,382 shares at September 30, 2011 and 52,855,267 shares at December 31, 2010	55	53
Additional paid-in capital	629,365	612,001
Accumulated other comprehensive loss	(4)	(21)
Accumulated deficit	(418,732)	(332,167)

Total stockholders’ equity	210,684	279,866

Total liabilities and stockholders’ equity	$237,961	$305,747

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
(in thousands, except share and per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:
Product revenue	$9,819	$—	$19,966	$—
Service and other revenue	535	—	728	—
Grant revenue	165	220	725	1,394

Total revenue	10,519	220	21,419	1,394

Cost of Revenue:
Cost of product revenue	6,546	—	9,083	—
Cost of service and other revenue	645	—	839	—

Total cost of revenue	7,191	—	9,922	—

Gross profit	3,328	220	11,497	1,394

Operating Expense:
Research and development	20,001	32,873	63,665	85,279
Sales, general and administrative	12,764	8,043	34,899	19,760

Total operating expense	32,765	40,916	98,564	105,039

Operating loss	(29,437)	(40,696)	(87,067)	(103,645)
Other income (expense), net	156	(12)	502	(102)

Net loss	$(29,281)	$(40,708)	$(86,565)	$(103,747)

Basic and diluted net loss per share	$(0.54)	$(39.70)	$(1.62)	$(134.07)

Shares used in computing basic and diluted net loss per share	54,283,162	1,025,326	53,465,836	773,839

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net loss	$(86,565)	$(103,747)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,296	3,703
Stock-based compensation	9,100	6,268
Other items	42	66
Changes in assets and liabilities
Accounts receivable	(4,093)	(1,052)
Inventory	(15,071)	—
Prepaid expenses and other assets	1,764	(2,381)
Accounts payable	(1,209)	7,433
Accrued expenses and other current liabilities	1,658	7,061
Deferred revenue	749	—
Lease incentives and other long-term liabilities	1,127	(300)

Net cash used in operating activities	(88,202)	(82,949)

Cash flows from investing activities
Purchase of property and equipment	(7,846)	(4,030)
Purchase of investments	(232,957)	(76,315)
Sales of investments	36,520	—
Maturities of investments	194,929	29,607

Net cash used in investing activities	(9,354)	(50,738)

Cash flows from financing activities
Proceeds from issuance of Convertible Preferred Stock, net	—	105,874
Proceeds from issuance of Common Stock	7,486	1,298

Net cash provided by financing activities	7,486	107,172

Net decrease in cash and cash equivalents	(90,070)	(26,515)
Cash and cash equivalents at beginning of period	147,650	89,232

Cash and cash equivalents at end of period	$57,580	$62,717

Supplemental disclosure of non-cash investing and financing activities
Assets acquired under facility financing obligation	$—	$2,971

Additions to property and equipment under tenant improvement allowances	$—	$1,910

Inventory transferred to property and equipment for internal use	$1,673	$—

Vesting of stock options related to early exercises	$780	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring entries considered necessary for a fair presentation have been included. The financial results present in these interim financial statements are not necessarily indicative of results to be expected for the full fiscal year or any future period.

During the second quarter of 2011, we commercially launched and generated significant revenue from our initial product, the PacBio RS, a third generation sequencing platform. We were considered a development-stage enterprise through March 31, 2011, but, as a result of the commercial launch during 2011, we are no longer considered a development-stage enterprise.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, estimated selling price, inventory valuation, cost of revenue, useful lives assigned to long-lived assets, the valuation of common stock and options, stock-based compensation expense and contingencies. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

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

A fair value hierarchy was established under GAAP that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1: quoted prices in active markets for identical assets or liabilities;

•

Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our non-performance risk, or that of our counterparty, is considered in determining the fair values of liabilities and assets, respectively.

Our cash and cash equivalents, which include money market funds and commercial paper, are classified as Level I or Level II assets. Our investments, which include commercial paper, certificates of deposit, corporate debt securities, asset backed securities, and U.S. government and agency securities, are classified as Level II assets within the fair value hierarchy. We did not have any Level III items at the dates presented.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability. The following table sets forth our financial assets that were measured at fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands).

	September 30, 2011			December 31, 2010
	Level I	Level II	Total	Level I	Level II	Total
Assets
Money Market Funds	$13,532	$—	$13,532	$118,462	$—	$118,462
Certificates of Deposits	—	4,053	4,053	—	—	—
Commercial Paper	—	72,618	72,618	—	59,573	59,573
Corporate Debt Securities	—	46,843	46,843	—	49,970	49,970
Asset Backed Securities	—	10,554	10,554	—	—	—
U.S. Government and Agency Securities	—	36,192	36,192	—	47,141	47,141

Total assets measured at fair value	$13,532	$170,260	$183,792	$118,462	$156,684	$275,146

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except shares and per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
Net loss per share:
Numerator
Net loss	$(29,281)	$(40,708)	$(86,565)	$(103,747)

Denominator:
Weighted average shares of common stock outstanding	54,283,162	1,147,535	53,541,391	845,074
Less: Shares of common stock subject to repurchase	—	(122,209)	(75,555)	(71,235)

Weighted average shares used in computation of basic and diluted net loss per share	54,283,162	1,025,326	53,465,836	773,839

Basic and diluted net loss per share	$(0.54)	$(39.70)	$(1.62)	$(134.07)

The following convertible preferred stock, outstanding options, common stock subject to repurchase, and warrants to purchase convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of September 30,
	2011	2010
Convertible Preferred Stock (on an as if converted basis)	—	37,183,560
Options outstanding	8,824,838	9,327,813
Common Stock subject to repurchase	—	178,024
Warrants to purchase Common Stock	9,898	25,282

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

In May of 2011, Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurements was amended. ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We plan to adopt this guidance as of January 1, 2012 on a prospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

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

The following table summarizes the gross unrealized gains and losses and fair value for investments reported as cash and cash equivalents and investments as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$34,141	$3	$—	$34,144
Investments:
Commercial Paper	$38,470	$4	$—	$38,474
Corporate Debt Securities	46,917	37	(111)	46,843
Asset Backed Securities	10,546	10	(2)	10,554
Certificates of Deposit	4,031	22	—	4,053
U.S. Government and Agency Securities	36,159	34	(1)	36,192

	$136,123	$107	$(114)	$136,116

	$170,264	$110	$(114)	$170,260

	As of December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and Cash Equivalents:
Commercial Paper	$14,495	$—	$—	$14,495
Corporate Debt Securities	6,167	—	(2)	6,165

	$20,662	$—	$(2)	$20,660

Investments:
Commercial Paper	$45,077	$1	$—	$45,078
Corporate Debt Securities	43,820	11	(26)	43,805
U.S. Government and Agency Securities	47,146	3	(8)	47,141

	$136,043	$15	$(34)	$136,024

	$156,705	$15	$(36)	$156,684

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Balance Sheet Components

As of September 30, 2011 and December 31, 2010 our inventory, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Purchased materials	$5,743	$4,051
Work in process	9,233	2,813
Finished goods	5,286	—

Inventory, net	$20,262	$6,864

As of September 30, 2011 and December 31, 2010, our accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Salaries and benefits	$5,277	$5,494
Professional services	1,369	659
Short-term portion of deferred rent	816	573
Customer deposits	985	—
Other	425	1,268

Accrued expenses and other current liabilities	$8,872	$7,994

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation, or Helicos, alleging infringement of patents owned and in–licensed by the plaintiffs. Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our response to Helicos’ complaint denying Helicos’ allegations, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the U.S. Patent and Trademark Office (“USPTO”) order re-examination of all of the claims of each of the asserted patents. The USPTO granted our request for re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. On October 20, 2011, the USPTO issued actions closing prosecution in three of the asserted patents, maintaining the rejection of all claims of each of these patents as unpatentable over the prior art, and has not yet issued a further action in the fourth asserted patent. Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit.

On October 21, 2011 and October 24, 2011 we and certain of our officers and directors were named in two identical purported class action lawsuits filed in the Superior Court of the State of California, County of San Mateo. Plaintiffs have brought claims for violation of several provisions of federal securities laws in connection with the Company’s August 16, 2010 registration statement (as amended, effective as of October 26, 2010). The complaints seek, among other things, compensatory damages, rescission, and attorney’s fees and costs. Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. Such obligations for indemnification may apply to these lawsuits.

We believe that the allegations in each of these pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

We cannot guarantee any outcome of these lawsuits. An estimate of the possible loss or possible range of loss associated with the resolution of these contingencies cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

6. Stock Option Plans

As of September 30, 2011, we had two active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, and the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

We also have the 2010 Employee Stock Purchase Plan, or ESPP, under which 129,576 shares of our common stock have been reserved for issuance as of September 30, 2011. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 620,424 shares during the three- and nine-month periods ended September 30, 2011. We estimate the value of the employee stock purchase rights on the date of grant using the Black-Scholes model.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes stock option activity for all stock option plans:

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2010	3,637,548	9,813,373	$0.20 – 16.00	$6.78

Additional shares reserved
Options granted	(1,371,200)	1,371,200	$5.99 – 15.98	$10.60
Options exercised	—	(1,320,542)	$0.20 – 10.84	$3.10
Options repurchased	851	—	$1.96	$1.96
Options canceled	1,039,193	(1,039,193)	$1.96 – 16.00	$9.30

Balances, September 30, 2011	3,306,392	8,824,838	$0.20 – 16.00	$7.62

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the 2010 Employee stock Purchase Plan, or ESPP, consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Research and development	$1,623	$1,515	$5,029	$4,280
Sales, general and administrative	1,366	747	4,071	1,988

Total stock-based compensation expense	$2,989	$2,262	$9,100	$6,268

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Employee Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair values of the common stock underlying stock options granted through the date of our initial public offering, (“IPO”), were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by our board of directors until such time as our common stock was publicly traded. Our common stock became publicly listed upon our IPO from which time options granted are issued at a price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Expected term	6.1 years	6.05 years	6.1 years	6.05 years
Expected volatility	60%	55%	58%	46 - 55%
Risk-free interest rate	1.2 - 1.8%	1.6 - 2.2%	1.2 - 2.6%	1.6 - 2.6%
Dividend yield	—	—	—	—

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

7. Restructuring

During September 2011, the Company implemented a workforce reduction of approximately 130 employees, or 28% of its workforce. The actions taken were in consideration of uncertainties associated with the economic environment and to position the Company for long-term success. The costs associated with this restructuring consist of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense for the three and nine-month periods ended September 30, 2011.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the Company’s accrued restructuring expense and accrued restructuring liability as of September 30, 2011 is as follows (in thousands):

	Expense for Three Months Ended September 30, 2011	Balance June 30 2011	Accrued	Paid	Balance September 30, 2011
Salaries and benefits	$4,592	$—	$4,592	$(3,163)	$1,429
Administrative	347	—	347	(187)	160

Total Restructuring	$4,939	$—	$4,939	$(3,350)	$1,589

With respect to our workforce reduction, we do not expect to incur further restructuring charges. We expect the termination benefits to be paid during the fourth quarter of 2011.

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

During the first half of 2011, we continued commercial production of the PacBio RS and finalized designs for our SMRT cells and reagent kits. In April, we began commercial shipments of PacBio RS instruments and as of September 30, 2011, had recognized revenue on 31 instruments, including 11 beta instruments that were updated successfully to commercial specifications, as well as consumables revenue and service agreement revenue associated with the instruments.

Basis of Presentation

Revenue

During 2011, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instruments and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

As of September 30, 2011, our backlog was approximately $18 million comprised of 27 systems. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue through the first half of 2012.

Cost of Revenue

Cost of revenue reflects the direct cost of product components and third party manufacturing services as well as our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. Manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

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

Cost of revenue recorded during the third quarter and year-to-date 2011 reflects the costs associated with 15 system installations during the quarter and 31 year-to-date. Gross profit for the third quarter of 2011 reflects the ongoing, but declining, margin positive impact of significant instrument component costs that were expensed during prior periods pursuant to generally accepted accounting principles. As a result, a significant portion of the costs associated with the instrument revenue recognized during the periods were incurred during the periods leading up to September 30, 2010. The cost of product revenue recognized during 2011 was limited to the costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the 31 delivered instruments. The majority of previously expensed inventory was utilized by September 30, 2011; therefore we expect a significant increase in product related cost during the last quarter of 2011.

Operating Expense

Restructuring Expense. During September 2011, the Company implemented a workforce reduction of approximately 130 employees, or 28% of its workforce. The actions taken were in consideration of uncertainties associated with the economic environment and to position the Company for long-term success. The cost associated with this restructuring consist of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense for the three and nine-month periods ended September 30, 2011.

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

Selling, general and administrative recurring expenses are expected to decrease in the near future and increase gradually over time as we continue to add resources to our sales and support infrastructure.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three- and nine-month periods ended September 30, 2011, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than the revenue policy discussed below.

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

Deferred revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period.

Results of Operations

Comparison of the Three-month Periods Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(unaudited)
Revenue:
Product revenue	$9,819	$—	$9,819	—
Service and other revenue	535	—	535	—
Grant revenue	165	220	(55)	(25%)

Total revenue	10,519	220	10,299	4681%

Cost of Revenue:
Cost of product revenue	6,546	—	6,546	—
Cost of service and other revenue	645	—	645	—

Total cost of revenue	7,191	—	7,191	—

Gross profit	3,328	220	3,108	1413%

Operating Expense:
Research and development	20,001	32,873	(12,872)	(39%)
Sales, general and administrative	12,764	8,043	4,721	59%

Total operating expense	32,765	40,916	(8,151)	(20%)

Operating loss	(29,437)	(40,696)	(11,259)	(28%)
Other income (expense), net	156	(12)	168	1400%

Net loss	$(29,281)	$(40,708)	$(11,427)	(28%)

Revenue

Our total revenue for the third quarter of 2011 was $10.5 million compared to $0.2 million in the third quarter of 2010. We began commercially shipping our PacBio RS during the second quarter of 2011. Product revenue in the third quarter of 2011 consisted of approximately $9.4 million from sales of our PacBio RS instruments and approximately $0.4 million from sales of consumables. The instrument revenue stemmed from 15 instrument installations during the period. Service and other revenue of $0.5 million for the third quarter of 2011 was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the third quarter of 2011, grant revenue remained consistent with the third quarter of 2010 at $0.2 million.

Cost of Revenue

Gross profit of $3.3 million for the third quarter of 2011 reflects the sale of 15 PacBio RS instruments. Cost of product revenue of $6.5 million for the period reflects the costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the fifteen instruments that were delivered and installed during the period. Cost of service and other revenue of $0.6 million for the period reflect the costs of personnel and support infrastructure necessary to support the installed base of PacBio RS instruments. We did not realize product costs during 2010 as revenue was derived solely from government grants.

Research and Development Expense

For the third quarter of 2011, research and development expenses decreased $12.9 million, or 39%, compared to the third quarter of 2010. The decrease was driven primarily by an $8.2 million decrease related to expensed instrument components accounted for as development expense, a $3.9 million decrease in supplies, development materials and prototype-related expenses and a $0.6 million decrease in facility and technology expenses. The 2011 results also reflect the capitalization of $2.5 million of manufacturing overhead into inventory. The decreases noted were partially offset by an increase of $2.5 million in personnel related expense relating primarily to increased manufacturing headcount. Research and development expense included stock-based compensation expense of $1.6 million and $1.5 million during the third quarter of 2011 and 2010, respectively. Included in research and development expenses for the third quarter of 2011 is $3.5 million of restructuring costs.

Sales, General and Administrative Expense

For the third quarter of 2011, selling, general and administrative expenses increased $4.7 million, or 59%, compared to the third quarter of 2010. The increase was driven primarily by a $3.7 million increase in personnel related expense, including stock-based compensation, as we built out our field sales and service functions and a $0.8 million increase in professional services primarily related to public company compliance and legal matters. Sales, general and administrative expense included stock-based compensation expense of $1.4 million and $0.7 million during the third quarter of 2011 and 2010, respectively. Included in sales, general and administrative expenses for the third quarter of 2011 is $1.4 million of restructuring costs.

Other Income (Expense), Net

The change in other income (expense), net primarily reflects an increase in interest income compared to the third quarter of 2010. The increase was primarily a result of higher average investment balances in 2011 as a result of our IPO as compared to 2010.

Comparison of the Nine-month Periods Ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(unaudited)
Revenue:
Product revenue	$19,966	$—	$19,966	—
Service and other revenue	728	—	728	—
Grant revenue	725	1,394	(669)	(48%)

Total revenue	21,419	1,394	20,025	1437%

Cost of Revenue:
Cost of product revenue	9,083	—	9,083	—
Cost of service and other revenue	839	—	839	—

Total cost of revenue	9,922	—	9,922	—

Gross profit	11,497	1,394	10,103	725%

Operating Expense:
Research and development	63,665	85,279	(21,614)	(25%)
Sales, general and administrative	34,899	19,760	15,139	77%

Total operating expense	98,564	105,039	(6,475)	(6%)

Operating loss	(87,067)	(103,645)	(16,578)	(16%)
Other income (expense), net	502	(102)	604	592%

Net loss	$(86,565)	$(103,747)	$(17,182)	(17%)

Revenue

Our total revenue for the nine-month period ended September 30, 2011 totaled $21.4 million compared to $1.4 million in the nine-month period ended September 30, 2010. Product revenue for the nine-month period ended September 30, 2011 consisted of approximately $19.4 million from sales of our PacBio RS instruments and approximately $0.6 million from sales of consumables. The instrument revenue stemmed from 31 instrument installations, 11 of which were beta instruments that were upgraded to commercial specifications, and 20 additional instruments delivered and installed during the period. Service and other revenue of $0.7 million for the nine-month period ended September 30, 2011 was primarily derived from product maintenance agreements sold in conjunction with sales of PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the nine-month period ended September 30, 2011, grant revenue decreased $0.7 million compared to the nine-month period ended September 30, 2010. The decrease was driven primarily by a decrease in the amount of work performed pursuant to the grants.

Cost of Revenue

Gross profit of $11.5 million for the nine-month period ended September 30, 2011 reflects the sale of 31 PacBio RS instruments. Cost of product revenue of $9.1 million for the same period reflects the cost of components and manufacturing overhead incurred subsequent to September 30, 2010 for the 31 instruments delivered and installed during the period. Cost of service and other revenue of $0.8 million for the period reflect the costs of personnel and support infrastructure necessary to support the installed base of PacBio RS instruments. We did not realize product costs during 2010 as revenue was derived solely from government grants.

Research and Development Expense

For the nine-month period ended September 30, 2011, research and development expenses decreased $21.6 million, or 25%, compared to the nine-month period ended September 30, 2010. The decrease was driven primarily by a $16.7 million decrease in supplies, development materials, and prototype related expense and a $3.8 million decrease related to expensed instrument components accounted for as development expense. The 2011 results also reflect the capitalization of $6.1 million of manufacturing overhead into inventory. The decreases noted were partially offset by a $3.8 million increase in personnel related expense relating to increased manufacturing headcount and a $0.8 million increase in facility and technology expenses. Included in research and development expenses for the nine-month period ended September 30, 2011 is $3.5 million of restructuring costs.

Research and development expense included stock-based compensation expense of $4.9 million and $4.3 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

Sales, General and Administrative Expense

For the nine-month period ended September 30, 2011, selling, general and administrative expenses increased $15.1 million, or 77%, compared to the nine-month period ended September 30, 2010. The increase was driven primarily by a $10.8 million increase in personnel related expense, including stock-based compensation, resulting from increased headcount, a $2.6 million increase in professional services primarily related to public company compliance and legal matters, a $1.1 million increase in expense relating to our facilities and a $0.6 million increase in expenses for customer support activities. Sales, general and administrative expense included stock-based compensation expense of $4.1 million and $2.0 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Included in sales, general and administrative expenses for the nine-month period ended September 30, 2011 is $1.4 million of restructuring costs.

Other Income (Expense), Net

For the nine-month period ended September 30, 2011, interest income increased $0.6 million, or 592%, compared to the nine-month period ended September 30, 2010. The increase was primarily a result of higher average investment balances in 2011 as a result of our IPO as compared to 2010.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock resulting in $364.2 million in net proceeds and the issuance of common stock through our initial public offering resulting in $210.8 million in net proceeds. As of September 30, 2011, we had cash, cash equivalents and investments of $193.7 million, a decrease of $90.0 million compared to December 31, 2010, reflecting approximately $88.2 million of cash used during the period to fund operations. We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months. This expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may cause us to require additional funding may include, but are not limited to, lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the effectiveness of product commercialization activities and arrangements; the purchase of patent licenses; and other factors.

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

The following table summarizes our cash flows activities for the periods indicated.

	Nine-Month Periods Ended September 30,

	2011	2010
	(in thousands)
Net cash used in operating activities	$(88,202)	$(82,949)
Net cash used in investing activities	(9,354)	(50,738)
Net cash provided by financing activities	7,486	107,172

Net decrease increase in cash and cash equivalents	$(90,070)	$(26,515)

Operating Activities

Our primary uses of cash from operating activities are for personnel-related expenditures and equipment and supplies related to research and development activities and recently for the purchase of inventory. The net cash used for the nine-month periods ended September 30, 2011 and 2010 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $88.2 million for the nine-month period ended September 30, 2011 as compared to $82.9 million for the nine-month period ended September 30, 2010, due primarily to net losses of $86.6 million and $103.7 million, respectively, offset by depreciation and stock-based compensation of $13.4 million and $10.0 million, respectively. In addition, cash used in operating activities increased for the nine-month period ended September 30, 2011 as compared to the same period last year as a result of increased inventory levels and an increased accounts receivable balance resulting from the commercialization of our products in the second quarter of 2011.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $9.4 million for the nine-month period ended September 30, 2011, comprised of $7.8 million of purchases of property and equipment and net purchases of investments of $1.5 million. Net cash used in investing activities during the same period in 2010 totaled $50.7 million comprised of net purchases of investments of $46.7 million and purchases of property and equipment of $4.0 million.

Financing Activities

For the nine-month period ended September 30, 2011, we received $7.5 million of proceeds from the issuance of our common stock through stock option exercises and the sale of shares under our Employee Stock Purchase Plan and for the nine-month period ended September 30, 2010, our sale of Series F convertible preferred stock provided $105.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2011 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology, or from our performance or non-performance under a contract, or any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

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

In May of 2011, Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurements was amended. ASU 2011-04 clarifies the application of existing fair value measurement requirements and results in common measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for reporting periods beginning on or after December 15, 2011. We plan to adopt this guidance as of January 1, 2012 on a prospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation (“Helicos”) in the United States District Court for the District of Delaware (Case No. 1:10-CV-00735 SLR). In the complaint, Helicos alleges that we are infringing, inducing others to infringe, and contributing to the infringement by others of two patents in-licensed by Helicos and two patents owned by Helicos, by making, using, and selling our SMRT technology for single molecule sequencing of DNA and teaching customers how to use the SMRT technology and PacBio RS sequencing platform. The four patents asserted by Helicos are U.S. Patent Nos. 7,645,596 and 7,037,687 (each titled “Method of Determining the Nucleotide Sequence of Oligonucleotides and DNA Molecules”), 7,169,560 (titled “Short Cycle Methods for Sequencing Polynucleotides”), and 7,767,400 (titled “Paired-end Reads in Sequencing by Synthesis”). Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages, including enhanced damages under 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our response to Helicos’ complaint denying Helicos’ allegations that our products infringe any valid claims of the patents in suit, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the USPTO order re-examination of all of the claims of each of the asserted patents. The USPTO granted our request for re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. On October 20, 2011, the USPTO issued actions closing prosecution in three of the asserted patents, maintaining the rejection of all claims of each of these patents as unpatentable over the prior art, and has not yet issued a further action in the fourth asserted patent. Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit.

On October 21, 2011 and October 24, 2011 we and certain of our officers and directors were named in two identical purported class action lawsuits filed in the Superior Court of the State of California, County of San Mateo (Young v. Pacific Biosciences, et al. Case No. CIV509210 and Sandnas v. Pacific Biosciences, et al., Case No. CIV 509259). Plaintiffs have brought claims alleging violation of several provisions of federal securities laws in connection with the Company’s August 16, 2010 registration statement (as amended, effective as of October 26, 2010). The complaints seek, among other things, compensatory damages, rescission, and attorney’s fees and costs. Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. Such obligations for indemnification may apply to these lawsuits.

We believe that the allegations in each of these pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier. Certain of our suppliers and logistics centers are located in regions that have been or may be affected by recent earthquake and tsunami activity which could disrupt the flow of components and sub-assemblies. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us, we might not be able to manufacture our products and satisfy customer demand in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. We will need to take steps to scale the manufacturing process; including lowering the manufacturing costs of our products as well as improvements to our manufacturing yields and cycle times, manufacturing documentation, and quality assurance and quality control procedures. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing as we scale our operations, our business could be materially harmed.

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

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 90 days from the date of delivery or by the shelf life date or “use by” date, if earlier. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

We may not realize the anticipated benefits from our restructuring efforts.

On September 20, 2011, we implemented a restructuring that resulted in a reduction of our workforce in order to manage and reduce our operating costs and expenses. If we experience unanticipated inefficiencies or incremental costs in connection with our restructuring activities we may be unable to realize cost reductions and we may incur additional expenses. There can be no assurance that we will realize the benefits that we anticipate from our restructuring activities or that such activities will reduce our operating expenses and improve our cost structure.

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

The market price of our common stock is subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our bookings, financial condition and operating results;

•	announcements of technological innovations by us or our competitors;

•	overall conditions in our industry and market;

•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

Furthermore, in the past and recently, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see Part II, Item 1 “Legal Proceedings”) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 14, 2011	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: November 14, 2011	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document