Form 10-K
period 2011-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2012-03-01
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2011 as reported by the NASDAQ Global Select Market on that date: $431,640,000

Number of shares outstanding of the issuer’s common stock as of February 17, 2012: 55,064,117

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be held on June 13, 2012 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, statements regarding the sequencing advantages of our SMRT technology, our market opportunity, our strategic plans, our expectation regarding the conversion of backlog to revenue, our manufacturing plans, our research and development plans, our competition, our intent regarding dividends, our expectation regarding our unrecognized income tax benefits, our expectation regarding a significant increase in product related cost during 2012, the sufficiency of our cash, cash equivalents and investments to fund our projected operating requirements, and the effects of recent accounting pronouncements on our financial statements. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform using our proprietary SMRT technology, the PacBio RS. The PacBio RS maintains many of the key attributes of first and second generation sequencing technologies while solving many of their inherent limitations, including short readlengths, limited flexibility, long time to result, complex sample preparation and risk of amplification bias. Our system provides long readlengths, flexibility in experimental design, fast time to result, and ease of use. The PacBio RS consists of an instrument platform that uses our proprietary consumables, which are currently comprised of our SMRT Cells and several chemical reagent kits used to prepare and sequence DNA samples. Our system is designed to be integrated into existing laboratory workflows and information systems. We began commercial shipments of PacBio RS instruments in April 2011.

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

Pacific Biosciences’ Solution — The Third Generation of Sequencing Technology

We have developed a technology platform that enables single molecule, real-time, or SMRT, detection of biological processes. Based on our platform SMRT technology we have introduced a third generation DNA sequencing system, the PacBio RS, that addresses many of the limitations of the first and second generation technologies, by providing longer readlengths, increased flexibility, reduced time to result, simplified sample preparation and elimination of amplification bias. In addition, the PacBio RS enables the study of modified bases through its unique feature of detecting the kinetics of base incorporation during DNA synthesis.

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

•

Longer readlengths. Our SMRT technology is designed to produce a distribution of readlengths with greater than 2,500 base pairs on average and instances of over 13,000 base pairs, which facilitates mapping and assembly. Longer readlengths require the sequencing of fewer overlapping segments, referred to as coverage, to efficiently assemble the underlying genomic structure. Long readlengths are an important factor in enabling a comprehensive view of the genome, as they can reveal multiple types of genetic variation, such as large-scale rearrangements observed in cancer.

•

Faster time to result. With the PacBio RS, sample preparation to sequencing results can take less than one day. A typical sequencing run can require as little as 30 minutes of instrument time, with target polymerase speeds of one to three bases per second, compared to other technologies which can take multiple days to produce results. This fast time to result may have important implications for applications where speed is of critical importance such as infectious disease monitoring and molecular pathology.

•

Less systematic error. The sample preparation step for SMRT sequencing does not require amplification and therefore the reads are not subject to amplification bias. In addition, the read errors from SMRT sequencing are largely random, and therefore they can be more easily resolved by aligning and comparing multiple overlapping reads. Second generation sequencing technologies generally have more systematic read errors, and are more difficult to resolve because identical errors are more likely to be present in each overlapping read. As a result, we believe that SMRT sequencing can enable a more complete assembly of genomes with less coverage than other available sequencing technologies.

•

Ease of use. Our system is designed to be easy to use and adopt because it is compatible with existing lab workflows and informatics infrastructures. Our SMRTbell sample preparation protocol is designed to be simple and fast. The PacBio RS is equipped with a touchscreen interface that requires minimal user intervention. The data format has been designed to be compatible with standard informatics systems. We believe that these attributes allow for easy training at customer sites.

•

Flexibility and granularity. The PacBio RS system offers multiple protocols, including standard and circular consensus sequencing, enabling the user to optimize performance based on the needs for a particular project. It can be used with a variety of sample types and can output a range of DNA lengths. The system also has the ability to scale the throughput and cost of sequencing across a range of small and large projects.

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

Our Products

We have entered the market with our first product, the PacBio RS, a third generation sequencing instrument that provides real-time information at the single molecule level. The initial application for the system is DNA sequencing, and the architectural design of the system may enable a broader range of applications over time. The instrument is designed for expandable capability to permit performance improvements and new applications to be delivered through chemistry and software enhancements without necessitating changes to the hardware. Our initial products have demonstrated issues we believe are typical of new, highly complex technology products. Although we are continuously improving reliability of our products, these issues may persist.

Our sequencing system includes the PacBio RS instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits, providing a complete solution to the customer.

The PacBio RS

The PacBio RS is an instrument that conducts, monitors and analyzes biochemical sequencing reactions. The instrument is an integrated unit that includes high performance optics, automated liquid handling, a touchscreen control interface, a computational Blade Center and software. The instrument’s high performance optics monitor the thousands of ZMWs in real time. The automated liquid handling system performs reagent mixing and prepares SMRT Cells. The instrument’s touchscreen control interface, the RS Touch, is the user’s primary control center to design and monitor experiments as they occur in real time. The Blade Center is the computational brain of the PacBio RS, responsible for processing the sequencing data being produced on the SMRT Cells. The PacBio RS has been designed to allow for performance improvements without replacement of the instrument hardware.

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

Market Opportunity

The market for sequencing products is large and is expected to grow significantly. According to a study performed by Frost & Sullivan, a global market research and consulting firm, the worldwide Next Generation Sequencing market, which encompasses sales of second generation and third generation sequencing products, is expected to grow from $746 million in 2010 to $3 billion in 2017.

Historically, improvements in tools have driven growth in demand. We believe the emergence of third generation sequencing products, including our products, along with improvements in existing second generation products, will contribute to and comprise an important facet of this growth.

There are a number of emerging markets for sequencing-based tests, including molecular diagnostics, which represent significant potential opportunities for our products. For example, the market for sequence-based molecular diagnostics is estimated to be $1.6 billion in 2014 according to Scientia Advisors, a life sciences consulting firm. The development of these markets are subject to the variability driven by ongoing changes in the competitive landscape, government funding of research and development activities, and macroeconomic conditions.

Introductions of new technologies and products, while positive to the overall development of these markets, when evaluated relative to uncertainties surrounding government budgets and economic stress in certain regions of the world, result in greater competition for the limited financial resources available. We operate and compete within these emerging markets and the development of our business will be impacted by the variability of the factors affecting the growth of these markets.

Pacific Biosciences’ Strategy

We plan to execute the following strategy:

•

Contribute to the future of biological analysis by offering differentiated products based on our proprietary SMRT technology. Our SMRT technology provides a window into biological processes that has not previously been available. The combination of our products’ and underlying SMRT technology’s ability to deliver long read lengths, complete assemblies, and short time to result afford the scientific community a new tool to conduct research not possible with first and second generation sequencing instruments.

•

Focus initially on a small number of sequencing applications in which our SMRT technology provides unique capability. While we believe our third generation sequencing technology will address most of the limitations in current sequencing technologies and enable a wide range of experiments and applications, we plan to drive adoption of our technology by focusing initially on applications that our customers have identified as high-value applications for SMRT sequencing. Among the early applications identified by our customers are de novo Whole Genome Assembly and Targeted Sequencing. We plan to develop whole product solutions around these applications, making it easier for customers who are not typically early adopters of new technology to take advantage of SMRT sequencing.

•

Continually enhance product performance to increase market share. The design of the PacBio RS will allow for significant performance improvements without replacement of the instrument hardware. Our flexible platform is designed to generate a recurring revenue stream through the sale of proprietary SMRT Cells and reagent kits. Our research and development efforts are focused on product enhancements to reduce DNA sequencing cost and time as well as expand capabilities. These efforts are exemplified by the recent release of our C2 chemistry. With modest updates to the PacBio RS instrument software and firmware, our updated chemistry delivers typical results that, when compared to our original chemistry, demonstrate a 2x improvement in readlength, 3-4x improvement in mappable data per SMRT Cell, and 50% decrease in input sample required, while achieving consensus accuracy of Q50 (99.999%) with lower coverage. We also plan to improve the reliability of our existing products as they have demonstrated issues we believe typical of new, highly complex technology products. We plan to introduce additional enhancements to our products over time.

•

Leverage platform to develop and launch additional applications. We plan to leverage our SMRT technology platform to develop new applications such as sequencing larger and more complex genomes and analyzing base modifications using the kinetic detection capabilities of the PacBio RS. In the long term, our SMRT technology may also be adapted for RNA transcription monitoring, direct RNA sequencing, protein translation and ligand binding. We believe these applications can create substantial new markets for our technology.

•

Create a global community of users to enhance informatics capabilities and drive adoption of our products. We have worked closely with members of the informatics community to develop and define standards for working with single molecule, real-time sequence data. We have launched the PacBio DevNet, a website on which we make available various software tools and information about our SMRT sequencing technology to support academic informatics developers, life scientists and independent software vendors interested in creating tools to work with our third generation sequencing data. This gives the user flexibility to perform further analysis of the sequencing data through third-party software or share data with collaborators. To maximize the flexibility and functionality for all users, all of our secondary analysis algorithms are made available under an open source license.

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and Europe and primarily through distributors in Asia. Our sales strategy involves the use of a combination of sales managers, sales representatives and field application specialists. The role of our sales managers and sales representatives is to educate customers on the advantages of SMRT technology and the applications that our technology makes possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts with advanced degrees, and generally have extensive experience in academic research and core sequencing lab experience.

Service for our instruments is performed by our field service engineers. Our field service engineers are trained in-house, building, testing and troubleshooting instruments on our factory floor before being qualified to service instruments installed at customer sites.

As of December 31, 2011, we had 46 field-based sales and service personnel in our organization.

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

Customers

Our customers include genome centers, clinical, government and academic institutions, genomics service providers and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using the PacBio RS in their own research labs to address their specific applications and scientific questions. For example, customers in academic research institutions may have DNA samples isolated from human cancer patients while agricultural biology, or AgBio, companies may have DNA samples isolated from different strains of corn or other crops. For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of our total revenue. During 2011, we sold 48 instruments to 45 customers.

We believe that the majority of our current customers are early adopters of sequencing technology, and they have primarily used our products for small-scale projects, as they are determining where our products can add significant value. By focusing our efforts on high-value applications, we plan to drive the adoption of our products across a broader customer base and into large-scale projects. In general, the broader adoption of new technologies by mainstream customers can take a number of years, and there can be no assurance that we will be successful in gaining broader adoption.

Backlog

As of December 31, 2011, our system revenue backlog was approximately $11.0 million, comprised of 16 systems compared to $24.0 million and 38 systems at December 31, 2010. Revenue realized during 2011 primarily reflects the delivery of systems in backlog at the end of 2010. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue through the first half of 2012 subject to customers who may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. Our ability to add systems to the backlog in the future is dependent on our ability to gain broader adoption of our technology and products.

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

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to significant quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. We purchase components through purchase orders and generally do not maintain large volumes of inventory. Some of the components required in our products are currently either sole sourced or single sourced.

Research and Development

Our SMRT technology requires the blending of a number of unique disciplines, namely nanofabrication, physics, photonics, optics, molecular biology, engineering, signal processing, high performance computing, and bioinformatics. Our research and development team is a blend of these disciplines creating a single, cross-functional operational unit. We have also established productive working relationships with technology industry leaders, as well as leading academic centers, to augment and complement our internal research and development efforts. Research and development expense incurred was $76.1 million, $111.8 million and $75.9 million during 2011, 2010, and 2009, respectively.

We plan to continue investment in research and development to support the ongoing development of chemistry components and protocols to enhance overall system performance. Our goals are to further improve sequencing readlength, accuracy and mappable data per SMRT Cell, as well as to develop and introduce into the marketplace new applications that will take full advantage of our single molecule, real-time detection technology. In addition, our engineering teams will continue their focus on increasing instrument component and system reliability, in response to reliability issues experienced by early adopters of our technology, reducing costs, and implementing additional system flexibility and versatility.

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

Our current patent portfolio, including patents exclusively licensed to us, is directed to various technologies, including SMRT nucleic acid sequencing and other methods for analyzing biological samples, ZMW arrays, surface treatments for such ZMW arrays, phospholinked nucleotides and other reagents for use in nucleic acid sequencing, optical components and systems, processes for identifying nucleotides within nucleic acid sequences and processes for analysis and comparison of nucleic acid sequence data. Some of the patents and applications that we own, as well as some of the patents and applications that we have licensed from other parties, are subject to U.S. government march-in rights, whereby the U.S. government may disregard our exclusive patent rights on its own behalf or on behalf of third parties by imposing licenses in certain circumstances, such as if we fail to achieve practical application of the U.S. government funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications.

As of December 31, 2011, we own or hold exclusive licenses to 77 issued U.S. patents, 120 pending U.S. patent applications, 35 granted foreign patents and 120 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of these issued U.S. patents will expire between April 2016 and March 2029.

Of these patents and patent applications, 22 issued U.S. patents, three pending U.S. patent applications, 19 granted foreign patent and four pending foreign patent applications are licensed to us by the Cornell Research Foundation, which manages technology transfers on behalf of Cornell University, collectively referred to as Cornell. These patents and patent applications are directed to the core SMRT sequencing methods and systems and other analysis methods, and to ZMW arrays used in our current and planned products. The license agreement provides us with the exclusive right to make, use, sell, offer for sale, lease, import, export or otherwise dispose of products covered by the licensed patents in all fields of use. In exchange, we are obligated to make certain royalty payments to Cornell, including a minimum annual royalty payment, and meet certain reporting and other requirements to Cornell. We are also obligated to reimburse Cornell for the costs of prosecuting the patents and patent applications that are subject to the license. The research leading to the licensed technology was funded by the U.S. government and therefore our license from Cornell is subject to U.S. government march-in rights. Cornell may terminate its agreement with us if we are in default of our payment or reporting obligations, are in material breach of the agreement, or fail to fulfill our diligence obligations with respect to commercializing products using the licensed technology.

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

Competition

Given the market opportunity, there are a significant number of competing companies offering DNA sequencing equipment or consumables. These include Illumina Inc., Life Technologies Corporation and Roche Applied Science. Some of these companies have or will have greater financial, technical, research and other resources than us. They may also have larger and more established manufacturing capabilities and marketing, sales and support functions. We expect the competition to intensify within this market as there are also several companies in the process of developing new technologies, products and services. These emerging potential competitors include Complete Genomics, Inc. and Oxford Nanopore Technologies Ltd.

In order for us to successfully compete against these companies, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators, including single molecule, real-time resolution, long readlength, fast time to result and flexibility, as well as the breadth and depth of current and future applications.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Revenue in 2011 from the United States of America, Europe and Asia was $27.6 million, $5.1 million and $1.2 million, respectively, for a total of $33.9 million. Revenue for 2010 and 2009 of $1.7 million and $0.1 million, respectively, was based in the United States of America. “Please see the risk factor titled ‘Doing business internationally creates operational and financial risks for our business’ in Part I, Item 1A in this Form 10-K for a discussion of the risks we face with respect to our foreign operations.”

Employees

As of December 31, 2011, we had 326 full-time employees. Of these employees, 124 were in research and development, 79 were in operations, 79 were in marketing, sales, service and support, and 44 were in general and administration. With the exception of our field-based sales and service teams, all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Risks Related to Our Business

We are an early stage commercial company.

During 2011 we launched our first commercial product and as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We expect to incur substantial losses and negative cash flow for the foreseeable future.

If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although we have now commercialized the PacBio RS and started recognizing revenue from our products, we cannot be sure that they will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practical with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our SMRT technology for use in a variety of life science applications. There can be no assurance that we will be successful in securing additional customers for our products, in particular, our first product which is focused on DNA sequencing. Furthermore, we cannot guarantee that the design of our products, including the initial and subsequent specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we may fail to achieve or sustain market acceptance of our products by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. If the market for our products grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to develop a significant customer base, our future sales and revenue would be materially harmed and our business may not succeed. For example, in September 2011, we implemented a reduction in our workforce due in part to our infrastructure being staffed to support a faster adoption rate for our products. If the adoption rate for our products continues to be slow or does not grow, our business may be adversely affected.

Our products are highly complex, with significant support requirements.

In light of the highly complex technology involved in our products there can be no assurance that we will be able to successfully provide adequate support for our products. Our customers have experienced reliability issues with our PacBio RS instruments that we believe are consistent with the introduction of similar new, highly complex products. While we believe that our customers, particularly those who were early adopters of other new DNA sequencing technologies in the past, understand that such issues can be common with novel, highly complex products like the PacBio RS, if our products continue to have reliability or other quality issues or require unexpected levels of support, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We deliver our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. Since launching our PacBio RS instrument during 2011, we have incurred significant service and support costs. If service and support costs increase, our business and operations may be adversely affected.

We may not be able to produce instruments that consistently achieve the specifications and quality that our customers expect.

We have established performance standards for our commercial products that we may not consistently achieve using our current design and manufacturing processes. If we do not consistently achieve the specifications and quality that our customers expect, customer demand may be negatively affected. Customers may refuse to accept our products in a timely manner or at all, which would adversely affect our revenue. Any inability to meet performance standards may materially impact the commercial viability of our products and harm our business.

We may be unable to consistently manufacture our consumable kits, including SMRT Cells, to the specifications required by our customers or in quantities necessary to meet demand at an acceptable cost.

In order to successfully derive revenue from our products, we need to supply our customers with consumable kits to be used with our instruments. We have limited experience manufacturing these consumable kits. For example, the manufacture of our SMRT Cells involves complex manufacturing processes. Since we are in an early phase of producing SMRT Cells, our current manufacturing yields are low and therefore the cost of manufacturing these products is high. Our customers have experienced variability in the performance of our SMRT cells. There is no assurance that we will be able to manufacture our consumable kits or SMRT Cells so that they consistently achieve the product specifications and quality that our customers expect. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing capacity for our consumable kits or SMRT Cells to meet anticipated demand. An inability to manufacture consumable kits and SMRT Cells that consistently meet specifications, in necessary quantities and at commercially acceptable costs will have a negative material impact on our business.

We may not be able to convert our orders in backlog into revenue.

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may not receive revenue from these orders, and the order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control. If we delay fulfilling customer orders, those customers may seek to cancel their orders with us. In addition, customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

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

Our future business depends on our ability to execute on our plans to develop, manufacture and market additional commercial applications of our SMRT technology. Future commercial applications will require significant investments of cash and resources and we may experience unexpected delays or difficulties that could postpone our ability to commercially launch these future applications, which could have a material adverse effect on our business, prospects, operating results and financial condition.

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

We have limited experience in sales and marketing of our products and, as a result, may be unable to successfully increase sales of our products.

We have limited experience in sales and marketing of our products. Our ability to achieve profitability depends on our ability to attract customers for our products. We may be unable to effectively market our products. To perform sales, marketing, distribution and customer support successfully, we will face a number of risks, including:

•	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;

•	the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and

•	our sales, marketing and service force may be unable to initiate and execute successful commercial activities.

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

In order to manufacture our products in volume, we need to maintain sufficient internal manufacturing capacity or contract with manufacturing partners, or both. Our technology and the manufacturing process for our products is highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing our products. There is no assurance that we will be able to consistently meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we adjust the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in maintaining or expanding our manufacturing capacity to meet customer demand could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control, including worker strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties is unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. In addition, some of our consumable products need to be kept at a constant temperature. If our third-party carriers are not able to maintain those temperatures during shipment, our products may be rendered unusable by our customers. The failure to deliver our products in a timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

We may encounter difficulties in managing future growth, and these difficulties could impair our profitability.

We expect to experience growth in the future, which may place a strain on our human and capital resources. If we are unable to manage future growth effectively, our business and operating results could suffer. Our ability to manage our operations and costs, including research and development, costs of components, manufacturing, sales and marketing, requires us to continue to enhance our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. If we are unable to scale up and implement improvements to our manufacturing process, develop reliable third-party manufacturers of sub-assemblies and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, we will not be able to make available the products required to meet future customer demand for our products. Failure to attract and retain sufficient numbers of talented employees will further strain our human resources and could impede our growth.

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

Our sales cycle is lengthy and unpredictable, which makes it difficult to forecast revenue and may increase the magnitude of quarterly fluctuations in our operating results.

Our PacBio RS has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely upon our operating results in any particular period as an indication of future performance.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 90 days from the date of delivery or by the shelf life date or “use by” date, if earlier. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

Increased market adoption of our products by customers may depend on the availability of sample preparation and informatics tools, some of which may be developed by third parties.

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

Our products are not currently subject to U.S. Food and Drug Administration, or FDA, clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

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

If we fail to maintain proper and effective internal control, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Operating as a public company requires sufficient resources within the accounting and finance functions in order to produce timely financial information, ensure the level of segregation of duties, and maintain adequate internal control over financial reporting customary for a U.S. public company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to perform an evaluation of our internal control over financial reporting by December 31, 2011. While we have performed this evaluation and have concluded that our internal control over financial reporting was operating effectively as of December 31, 2011, there can be no assurance that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Our existing significant stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

As of December 31, 2011, we leased approximately 189,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. Our leases run through 2015 with various options for renewal. We also lease a sales office facility in Beijing, China. We believe that our existing facilities are in good operating condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation (“Helicos”) in the United States District Court for the District of Delaware (Case No. 1:10-CV-00735 SLR). In the complaint, Helicos alleges that we are infringing, inducing others to infringe, and contributing to the infringement by others of two patents in-licensed by Helicos and two patents owned by Helicos, by making, using, and selling our SMRT technology for single molecule sequencing of DNA and teaching customers how to use the SMRT technology and PacBio RS sequencing platform. The four patents asserted by Helicos are U.S. Patent Nos. 7,645,596 and 7,037,687 (each titled “Method of Determining the Nucleotide Sequence of Oligonucleotides and DNA Molecules”), 7,169,560 (titled “Short Cycle Methods for Sequencing Polynucleotides”), and 7,767,400 (titled “Paired-end Reads in Sequencing by Synthesis”). Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages, including enhanced damages under 35 U.S.C. §284, costs, attorneys’ fees and other relief as the court deems just and proper. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our response to Helicos’ complaint denying Helicos’ allegations that our products infringe any valid claims of the patents in suit, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On January 27, 2011, we filed requests that the USPTO order re-examination of all of the claims of each of the asserted patents. The USPTO granted our request for re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. On October 20, 2011, the USPTO issued actions closing prosecution in three of the asserted patents, maintaining the rejection of all claims of each of these patents as unpatentable over the prior art. On December 16, 2011, the court granted Helicos’ motion to file a second amended complaint adding Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises as an additional plaintiff in the lawsuit. On January 5, 2012, the USPTO issued an action closing prosecution in the fourth asserted patent, maintaining the rejection of all claims of the patent as unpatentable over the prior art. Despite our defenses and counterclaims, we cannot guarantee any outcome of this lawsuit.

On October 21, 2011 and October 24, 2011 we and certain of our officers and directors were named in two identical purported class action lawsuits filed in the Superior Court of the State of California, County of San Mateo (Young v. Pacific Biosciences, et al. Case No. CIV509210 and Sandnas v. Pacific Biosciences, et al., Case No. CIV 509259). Plaintiffs have brought claims alleging violation of several provisions of federal securities laws in connection with the Company’s August 16, 2010 registration statement (as amended, effective as of October 26, 2010) on behalf of all persons or entities who purchased Pacific Biosciences stock pursuant or traceable to the Company’s IPO and were damaged thereby. The complaints allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 in connection with the Company’s IPO, arising out of alleged omissions and misrepresentations in the Company’s August 16, 2010, registration statement (as amended, effective as of October 26, 2010). The complaints seek, among other things, compensatory damages, rescission, and attorney’s fees and costs. On December 21, 2011, we and certain of our officers and directors were named in a purported class action lawsuit filed in United States District Court for the Northern District of California

(Primo v. Pacific Biosciences et al., No. 4:11-CV-06599 (CW)), on behalf of all persons or entities who bought Pacific Biosciences stock between October 27, 2010 and September 20, 2011. The complaint alleges violations of Section 10(b) and Rule 10b-5 and Section 20(a) of the Exchange Act of 1934, arising out of alleged misstatements or omissions by the Company and/or its employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs. On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., No. 5:11-CV-06703 (LHK)). The complaint alleges that the director defendants breached various fiduciary duties owed to the Company, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of Company corporate governance procedures, and attorneys’ fees and costs. Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations to hold harmless and indemnify each of the underwriters from the Company’s IPO and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PACB” since October 27, 2010. Prior to that time, there was no public market for our stock. The following table sets forth quarterly high and low closing sales prices per share for our common stock for the indicated fiscal periods:

	2011		2010
	High	Low	High	Low
4th Quarter	$4.07	$2.28	$17.47	$11.25
3rd Quarter	12.24	3.21	N/A	N/A
2nd Quarter	13.53	10.44	N/A	N/A
1st Quarter	16.30	12.94	N/A	N/A

Holders of Record

As of February 17, 2012, there were approximately 85 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Performance Graph

The performance graph included in this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Pacific Biosciences under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from October 27, 2010 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2011 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	October 27, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Pacific Biosciences of California Inc.	$100.00	$96.78	$85.46	$71.17	$19.53	$17.03
NASDAQ Composite Index.	100.00	105.98	117.68	117.43	102.04	110.40
NASDAQ Biotechnology Index	100.00	104.93	110.35	116.99	100.19	109.66

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended December 31, 2011.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Total revenue (1)	$33,863	$1,674	$135	$901	$2,163
Total cost of revenue (1)	20,829	—	—	—	—

Gross profit (1)	13,034	1,674	135	901	2,163
Total operating expense	122,790	141,908	88,205	45,710	25,554

Operating loss	(109,756)	(140,234)	(88,070)	(44,809)	(23,391)
Other income, net	368	68	367	1,055	1,873

Net loss	$(109,388)	$(140,166)	$(87,703)	$(43,754)	$(21,518)

Basic and diluted—net loss per share	$(2.03)	$(14.10)	$(173.03)	$(133.82)	$(272.93)

Weighted average shares outstanding used to calculate basic and diluted net loss per share (2)	53,873,928	9,938,411	506,865	326,955	78,841

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$177,434	$283,674	$92,735	$106,051	$30,090
Working capital	180,225	272,274	85,326	102,224	27,082
Total assets	218,316	305,747	101,098	113,107	34,349
Convertible preferred stock warrant liability	—	—	226	142	151
Convertible preferred stock (3)	—	—	269,101	201,085	81,122
Total stockholders’ equity (deficit)	191,463	279,866	(177,123)	(93,389)	(52,135)

(1)	We began recording product and service revenue and the related cost of revenue in 2011 from sales of our PacBio RS instruments and consumables. Prior to 2011, our revenue and gross profit consisted solely of grant revenue earned. Cost of revenue and gross profit do not reflect certain costs as instrument components acquired prior to September 30, 2010 were expensed as period costs. Therefore, future periods will reflect higher cost of sales as a percentage of revenue.
(2)	For further information, see “Note 12. Net Loss Per Share” in the Notes to Consolidated Financial Statements of this Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.
(3)	In connection with our IPO declared effective October 26, 2010, all outstanding convertible preferred stock converted into common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We develop, manufacture and market an integrated platform for genetic analysis. Combining recent advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed and commercialized our first product, the PacBio RS, a third generation sequencing platform. The PacBio RS leverages our proprietary consumables, including SMRT Cells and reagent kits, to provide a complete solution to the customer.

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of the PacBio RS during April 2011. We have financed our operations primarily through the issuance of common stock and convertible preferred stock resulting in $575.0 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting initial customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of December 31, 2011, we had an accumulated deficit of $441.6 million. We incurred net losses of $109.4 million, $140.2 million and $87.7 million in 2011, 2010 and 2009, respectively.

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

As of December 31, 2011, our system revenue backlog totaled approximately $11 million comprised of 16 systems. We define backlog as purchase orders or signed contracts from our customers for PacBio RS instruments which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue through the first half of 2012 subject to customers who may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them.

Cost of Revenue

Cost of revenue reflects the direct cost of product components and third party manufacturing services as well as our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support customer instruments, consumables, and services.

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

Service costs included the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel and support infrastructure necessary to support the installed customer base. As we are in the early stages of the commercial launch of our products, the capacity of our existing service infrastructure exceeds the number of installed customer instruments and is engaged in certain non-customer related process development, customer issue tracking, manufacturing and service delivery improvements. Therefore, management has estimated the capacity of the existing service infrastructure and recognizes service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceed the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Cost of revenue recorded in 2011 reflect a portion of the costs associated with 48 system installations. Significant instrument component costs were expensed pursuant to generally accepted accounting principles as research and development expenses during prior periods consisting of commercial designs, configurations and specifications that were being finalized. As a result, a significant portion of the costs associated with the instrument revenue recognized during 2011 were expensed prior to September 30, 2010, the point after which commercial designs and specifications were finalized and we commenced capitalization of inventory related costs. The cost of product revenue recognized during 2011 was limited to the costs relating to components and manufacturing overhead incurred subsequent to September 30, 2010 for the 48 delivered instruments. All of the previously expensed inventory was utilized by December 31, 2011; therefore we expect a significant increase in product related cost during 2012, which will reduce our gross margin.

Operating Expenses

Restructuring Expense. During September 2011, we implemented a workforce reduction of approximately 130 employees, or 28% of our workforce. The action taken was in consideration of uncertainties associated with the economic environment and to position us for long-term success. The cost associated with this restructuring consist of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense in 2011. At December 31, 2011, substantially all amounts relating to the restructuring had been disbursed.

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

Sales, General and Administrative Expense. Sales, general and administrative expense consists primarily of personnel-related expense related to our executive, legal, finance, sales, marketing, field service, customer support, and human resource functions, as well as fees for professional services and facility costs. Professional services consist principally of external legal, accounting and other consulting services. Selling, general and administrative recurring expenses are expected to increase gradually over time as we continue to add resources to our sales and support infrastructure.

While such trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Other Income, Net

Other income, net consists primarily of interest income earned and accretion of discounts and amortization of premiums on investment balances. Our interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Other income, net also includes interest expense relating to our loan and debt agreements repaid in 2009 and our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to fluctuate in the future with changes in the obligations. Other income, net also includes the change in the fair value of our convertible preferred stock warrants in 2010 and prior years. Prior to converting to common stock warrants upon our initial public offering, outstanding convertible preferred stock warrants were classified as liabilities and were remeasured at each balance sheet date with changes in fair value recognized as other income, net. We continued to adjust the liability for changes in fair value until the conversion to common stock warrants.

Income Taxes

Provision for (Benefit from) Income Taxes. Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax benefits for such losses as they have been offset by valuation allowances.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements that we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, and operating expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires management to make an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If refund rights or payment terms based on future performance exist, we defer revenue recognition until the price becomes fixed or determinable. Our revenue arrangements generally do not have a general right of return. We assess collectability based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts where revenue is derived from multiple deliverables including a mix of products or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when 1) the delivered item has value to the customer on a stand-alone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under the control of the Company. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply the following hierarchy in the order presented: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

In order to establish VSOE, we must regularly sell the product or service on a standalone basis with a substantial majority priced within a relatively narrow range. If there are not a sufficient number of standalone sales and VSOE cannot be determined, then we consider whether third party evidence can be used to establish selling price. If neither VSOE nor third party evidence of selling price exists, we determine our best estimate of selling price using a combination of prices set by our pricing committee adjusted for applicable discounts and customer orders received to date. Due to the lack of similar products and services sold by other companies within our industry, we have not established selling price using third-party evidence. Therefore, management has determined its best estimate of selling price in allocating sales proceeds to the individual units of accounting in accordance with generally accepted accounting principles.

Deferred revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period.

Stock-Based Compensation

Our estimate of compensation expense requires us to determine the appropriate fair value model and a number of complex and subjective estimates and assumptions including our stock price volatility, employee exercise patterns, future forfeitures and related tax effects. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing estimates of expected volatility. The expected option term significantly effects the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, empirical data shows that employees, for a variety of reasons, typically do not wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required under generally accepted accounting principles to estimate the expected term of the option for input to an option-pricing model. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2011, $24.9 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 3.2 years. See Note 10 of the Notes to our Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Non-employee Stock-based Compensation

We account for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes option pricing model. The measurement of stock-based compensation expense is subject to periodic adjustments as the underlying equity instruments vest, and the resulting change in value, if any, is recognized in our statement of operations during the period the related services are rendered. Stock-based compensation expense for options granted to non-employees for 2011, 2010 and 2009 was $0.2 million, $1.0 million and $0.4 million, respectively.

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

Inventories

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

We enter into inventory purchases and commitments so that we can meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration and quality issues. Based on this analysis, we record adjustments to inventory for potentially excess, obsolete or impaired goods, when appropriate, in order to report inventory at net realizable value. These inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments would result in a charge to our results of operations.

Leases

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we received tenant improvement allowances, rent holidays and other incentives. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as lease incentives in the accompanying balance sheets. Leasehold improvements are capitalized at cost and depreciated over the lesser of their expected useful life or the life of the lease. To the extent leasehold improvement allowances are afforded to us by the landlord, we record the tenant improvements as leasehold improvement assets with a corresponding lease incentive liability. We establish assets and liabilities for the construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take some level of financial or construction risk prior to commencement of a lease. For further information, see “Note 5. Facility Financing and Debt Obligations” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011, we maintained a full valuation allowance against all of our deferred tax assets which totaled $180.8 million, including net operating loss carryforwards and research and development tax credits of $154.1 million and $17.8 million, respectively.

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 740-10, Accounting for Uncertainty in Income Taxes. The cumulative effect of adoption resulted in no adjustment of accumulated deficit as of January 1, 2007. As of December 31, 2011, 2010, and 2009, our total unrecognized tax benefits were $9.3 million, $6.4 million, and $3.9 million, respectively, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

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

During 2011, 2010 and 2009, we recorded charges of $0, $100,000, and $84,000, respectively, through other income, net to reflect the change in the fair value of the warrants.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

	Years Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(in thousands)
Revenue:
Product revenue	$31,486	$—	$31,486	—
Service and other revenue	1,487	—	1,487	—
Grant revenue	890	1,674	(784)	(47%)

Total revenue	33,863	1,674	32,189	1923%

Cost of Revenue:
Cost of product revenue	18,725	—	18,725	—
Cost of service and other revenue	2,104	—	2,104	—

Total cost of revenue	20,829	—	20,829	—

Gross profit	13,034	1,674	11,360	679%

Operating Expense:
Research and development	76,080	111,821	(35,741)	(32%)
Sales, general and administrative	46,710	30,087	16,623	55%

Total operating expense	122,790	141,908	(19,118)	(13%)

Operating loss	(109,756)	(140,234)	(30,478)	(22%)
Other income, net	368	68	300	441%

Net loss	$(109,388)	$(140,166)	$(30,778)	(22%)

Revenue

Revenue for the year ended December 31, 2011 totaled $33.9 million compared to $1.7 million for the year ended December 31, 2010. We began commercial shipments of our PacBio RS during the second quarter of 2011. Product revenue for the year ended December 31, 2011 consisted of $30.2 million from sales of our PacBio RS instruments and $1.3 million from sales of consumables. The instrument revenue stemmed from the delivery, installation and acceptance of 48 instrument installations during 2011. Service and other revenue totaling $1.5 million for the year ended December 31, 2011 was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the year ended December 31, 2011, grant revenue decreased $0.8 million to $0.9 million compared to $1.7 million in the year ended December 31, 2010. The decrease was driven primarily by a decrease in the amount of work performed pursuant to the available grants.

Gross Profit

Gross profit of $13.0 million for the year ended December 31, 2011 reflects the sale of 48 PacBio RS instruments. Cost of product revenue of $18.7 million for the year ended December 31, 2011 reflects part of the costs relating to components and manufacturing overhead incurred on the 48 instruments that were delivered and installed during the year. A significant portion of the costs associated with the instrument revenue recognized during 2011 were incurred prior to September 30, 2010 and were expensed as research and development costs as we had not yet finalized our commercial designs, specifications and configurations for our product. All of the previously expensed inventory was utilized by December 31, 2011; therefore we expect a significant increase in product related cost as a percentage of product sales during 2012, which will decrease our gross margin. Cost of service and other revenue of $2.1 million for the year ended December 31, 2011 reflect the costs of personnel and support infrastructure necessary to support the installed base of PacBio RS instruments. The negative margin on service revenue was due to service costs classified within cost of revenue exceeding the associated service revenue. We did not realize product costs during the year ended December 31, 2010 as revenue was derived solely from government grants.

Research and Development Expense

For the year ended December 31, 2011, research and development expenses decreased $35.7 million, or 32%, compared to the year ended December 31, 2010. The decrease consists of a reduction of $28 million of development expenses comprised of $8.7 million of pre-production inventory, $16.6 million of prototypes and prototype materials, and $2.7 million of consulting. These decreases reflect the development stage of our PacBio RS during 2010. The decline in prototypes, prototype materials and consulting expenses during 2011 can be attributed to the finalization of the commercial design of the PacBio RS during 2010. Pre-production inventory consists of commercially viable inventory that we expensed prior to September 30, 2010 as we had not yet finalized our commercial designs, specifications and configurations. The expensing of the pre-production inventory during 2010 contributed to the favorable margins of our commercial products during 2011. Additionally, the results for the year ended December 31, 2011 reflect the absorption of $8.6 million of manufacturing overhead into inventory and cost of revenue. Research and development expense includes stock-based compensation of $5.9 million and $6.6 million during the years ended December 31, 2011 and 2010, respectively, and $3.5 million of restructuring charges during the year ended December 31, 2011.

Sales, General and Administrative Expense

For the year ended December 31, 2011, selling, general and administrative expenses increased $16.6 million, or 55%, compared to the year ended December 31, 2010. The increase was driven primarily by an $11.8 million increase in personnel related expense, including a $2.9 million increase in stock-based compensation, as we built out our field sales and service functions. Additionally, professional services increased $3.3 million, primarily attributable to public company compliance and legal matters. Sales, general and administrative expense includes stock-based compensation expense of $6.0 million and $3.1 million during the years ended December 31, 2011 and 2010, respectively, and $1.4 million of restructuring costs during the year ended December 31, 2011.

Other Income, Net

The change in other income, net primarily reflects an increase in interest income compared to the year ended December 31, 2010. The increase was primarily a result of higher average investment balances during 2011 as compared to 2010 as a result of the proceeds from our IPO in October 2010.

Comparison of the Years Ended December 31, 2010 and 2009

	Years ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
	(in thousands, except percentages)
Revenue	$1,674	$135	$1,539	*
Research and development	111,821	75,879	35,942	47%
Sales, general and administrative	30,087	12,326	17,761	144%

Loss from operations	(140,234)	(88,070)	52,164	59%
Other income, net	68	367	(299)	(81)%

Net loss	$(140,166)	$(87,703)	$52,463	60%

*	Percentage not meaningful.

Revenue

During 2010 and 2009, revenue was comprised solely of government grant revenue. The amount of revenue realized is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. The increase in revenue realized was due to an increase in the amount of awarded government grants in 2010 as compared to 2009.

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

Other Income, Net

The change in other income, net primarily reflects the remeasurement of our warrant liability.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock resulting in $364.2 million in net proceeds and the issuance of common stock through our initial public offering resulting in $210.8 million in net proceeds. As of December 31, 2011, our cash, cash equivalents and investments totaled $177.4 million, a decrease of $106.2 million compared to December 31, 2010, reflecting approximately $103.0 million of cash used during the year to fund operations. We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, it is likely that we will need additional financing in the future. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may effect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

The following table summarizes our cash flows activities for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash used in operating activities	$(102,974)	$(121,996)	$(74,838)
Net cash provided by (used in) investing activities	6,446	(138,250)	18,594
Net cash provided by financing activities	7,743	318,664	67,014

Cash Flows From Operating Activities

Our primary uses of cash from operating activities are for personnel-related expenditures and equipment and supplies related to research and development activities and recently for the purchase of inventory. The net cash used for the years ended December 31, 2011, 2010 and 2009 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Cash used in operating activities of $103.0 million in 2011 reflected a net loss of $109.4 million, an $11.4 million increase in inventories and other net changes of $0.4 million, partially offset by depreciation and stock-based compensation of $5.8 million and $12.4 million. In addition, cash used in operating activities decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of the decreased net loss in 2011.

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

Cash Flows From Investing Activities

Our investing activities consist primarily of investment purchases, maturities and sales and capital expenditures.

During the years ended December 31, 2011, 2010 and 2009 cash used to fund capital expenditures totaled $9.3 million, $5.3 million and $5.2 million, respectively. We currently anticipate making capital expenditures in the future primarily for purchases of equipment to be used in our commercial and research operations.

In 2011, net cash provided by investing activities was $6.4 million, comprised of net sales and maturities of investments of $15.7 million, partially offset by $9.3 million of purchases of property and equipment.

In 2010, the majority of our investing activities were driven by the purchase and maturities of investments achieved as a result of receiving $210.8 million in IPO proceeds. We used approximately $181.0 million in cash to purchase short-term investments and $5.3 million of capital expenditures, partially offset by approximately $48.0 million in maturities.

In 2009, cash provided by investing activities was $18.6 million as a result of $23.8 million in net investment maturities, partially offset by $5.2 million of capital expenditures.

Cash Flows From Financing Activities

In 2011, cash provided by financing activities was $7.7 million, comprised entirely of proceeds from the exercise of common stock options.

In 2010, cash provided by financing activities was $318.7 million, comprised of $210.8 million in IPO net proceeds received in November 2010 and $106.1 million raised from issuance of Series F convertible preferred stock.

In 2009, cash provided by financing activities was $67.0 million, primarily as a result of the net receipt of $68.0 million from our sale of Series E convertible preferred stock, partially offset by debt repayment of $1.3 million.

Contractual Obligations, Commitments and Contingencies

The following table provides summary information concerning our future contractual obligations as of December 31, 2011.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$14,860	3,560	11,300	—	—
Facility financing obligation	1,772	415	1,357	—	—

Total contractual obligations	$16,632	3,975	12,657	—	—

(1)	Maintenance, insurance, taxes and contingent rent obligations are excluded. See “Note 6. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.

Facility Financing Obligation

In December 2009 we entered into a build-to-suit lease agreement for a manufacturing and office facility where we are considered the owner of the project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Accordingly, we recorded $3.0 million of building and leasehold improvement assets and a corresponding liability to facility financing obligation. See “Note 5. Facility Financing and Debt Obligation” in Part II, Item 8 of this Form 10-K for a discussion of this obligation.

License Agreements

The table above reflects only payment obligations that are fixed and determinable. Milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the events triggering the commencement of payment obligations will occur.

Payments related to licensing and other arrangements not included in the contractual obligations table include amounts related to cancelable license agreements with third parties for certain patent rights and technology. Under the terms of these agreements, we may be obligated to pay royalties based on revenue from the sales of licensed products, or minimum royalties, whichever is greater, and license maintenance fees. The future license maintenance fees and minimum royalty payments under the five license agreements are not deemed to be material.

Off-Balance Sheet Arrangements

As of December 31, 2011 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, or any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

In 2011 the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only.

In 2011 the FASB amended the provisions of the Balance Sheet, Disclosure about Offsetting Assets and Liabilities topic of the FASB Codification. The amended provisions provide new disclosures for recognized financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The amended provisions are effective for fiscal years beginning on or after January 1, 2013. The amended provisions are required to be applied retrospectively for all prior periods presented. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and Market Risk

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

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States, therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. During January 2012, we implemented a hedging program designed to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. Counterparties to foreign exchange contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We will periodically monitor and assess our ongoing counterparty risk and will adjust our exposure to various counterparties as appropriate.

Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited the accompanying consolidated balance sheet of Pacific Biosciences of California, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of Pacific Biosciences of California, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biosciences of California, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pacific Biosciences of California, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, and consolidated statements of stockholders’ equity (deficit), and of the consolidated statements of cash flows for each of the two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Pacific Biosciences of California, Inc. and its subsidiaries at December 31, 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 23, 2011

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands except share and per share amounts)	2011	2010
Assets
Current assets
Cash and cash equivalents	$58,865	$147,650
Investments	118,569	136,024
Accounts receivable	4,557	341
Inventory	15,517	6,864
Prepaid expenses and other current assets	2,093	2,235

Total current assets	199,601	293,114
Property and equipment, net	18,398	12,311
Long-term assets	317	322

Total assets	$218,316	$305,747

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,742	$9,515
Accrued expenses and other current liabilities	10,258	7,994
Deferred revenue	4,236	3,221
Facility financing obligation	140	110

Total current liabilities	19,376	20,840
Deferred revenue, non-current	1,616	—
Lease incentives and other long-term liabilities	3,075	2,114
Facility financing obligation, non-current	2,786	2,927

Total liabilities	26,853	25,881

Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible Preferred Stock, $0.001 par value:
Authorized 50,000,000 shares; No shares issued or outstanding at December 31, 2011 and 2010	—	—
Common Stock and additional paid-in-capital, $0.001 par value:
Authorized 1,000,000,000 shares; Issued and outstanding 54,963,770 and 52,855,267 shares at December 31, 2011 and 2010, respectively	632,961	612,054
Accumulated other comprehensive income (loss)	57	(21)
Accumulated deficit	(441,555)	(332,167)

Total stockholders’ equity	191,463	279,866

Total liabilities and stockholders’ equity	$218,316	$305,747

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share and per share amounts)	2011	2010	2009
Revenue:
Product revenue	$31,486	$—	$—
Service and other revenue	1,487	—	—
Grant revenue	890	1,674	135

Total revenue	33,863	1,674	135

Cost of Revenue:
Cost of product revenue	18,725	—	—
Cost of service and other revenue	2,104	—	—

Total cost of revenue	20,829	—	—

Gross profit	13,034	1,674	135

Operating Expense:
Research and development	76,080	111,821	75,879
Sales, general and administrative	46,710	30,087	12,326

Total operating expense	122,790	141,908	88,205

Operating loss	(109,756)	(140,234)	(88,070)
Other income, net	368	68	367

Net loss	$(109,388)	$(140,166)	$(87,703)

Basic and diluted net loss per share	$(2.03)	$(14.10)	$(173.03)

Shares used in computing basic and diluted net loss per share	53,873,928	9,938,411	506,865

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2008	577,021	$—	$10,907	$(42)	$44	$(104,298)	$(93,389)
Issuance of Common Stock upon exercise of stock options	84,241	—	303	—	—	—	303
Repurchase of unvested Common Stock	(5,178)	—	—	—	—	—	—
Vesting of Common Stock options early exercised	—	—	79	—	—	—	79
Employee stock-based compensation expense recorded under the intrinsic value method	—	—	526	42	—	—	568
Employee stock-based compensation expense recorded under the fair value method	—	—	2,643	—	—	—	2,643
Non-employee stock-based compensation	—	—	419	—	—	—	419
Other comprehensive loss	—	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	—	(87,703)	(87,703)

Total comprehensive loss	—	—	—	—	—	—	(87,746)

Balance at December 31, 2009	656,084	$—	$14,877	$—	$1	$(192,001)	$(177,123)

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2009	656,084	$—	$14,877	$—	$1	$(192,001)	$(177,123)

Conversion of redeemable convertible preferred stock to common stock at initial public offering	37,183,523	37	374,927	—	—	—	374,964
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	326	—	—	—	326
Elimination of fractional shares resulting from reverse stock split	(25)	—	(1)	—	—	—	(1)
Issuance of common stock from Initial public offering, net of issuance costs	14,375,000	15	210,766	—	—	—	210,781
Issuance of Common Stock upon exercise of stock options	606,963	1	707	—	—	—	708
Issuance of Common Stock to consultant	20,930	—	281	—	—	—	281
Issuance of Common Stock in connection with exercise of warrants	12,792	—	—	—	—	—	—
Vesting of Common Stock options early exercised	—	—	428	—	—	—	428
Employee stock-based compensation expense recorded under the intrinsic value method	—	—	845	—	—	—	845
Employee stock-based compensation expense recorded under the fair value method	—	—	7,880	—	—	—	7,880
Nonemployee stock-based compensation	—	—	965	—	—	—	965
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	(140,166)	(140,166)

Total comprehensive loss	—	—	—	—	—	—	(140,188)

Balances at December 31, 2010	52,855,267	$53	$612,001	$—	$(21)	$(332,167)	$279,866

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2010	52,855,267	$53	$612,001	$—	$(21)	$(332,167)	$279,866

Issuance of Common Stock	2,108,503	2	7,741	—	—	—	7,743
Vesting of Common Stock options early exercised	—	—	780	—	—	—	780
Employee stock-based compensation expense recorded under the fair value method	—	—	12,146	—	—	—	12,146
Nonemployee stock-based compensation	—	—	238	—	—	—	238
Other comprehensive loss	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	(109,388)	(109,388)

Total comprehensive loss	—	—	—	—	—	—	(109,310)

Balances at December 31, 2011	54,963,770	$55	$632,906	$—	$57	$(441,555)	$191,463

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(109,388)	$(140,166)	$(87,703)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,803	5,160	4,104
Stock-based compensation	12,384	9,690	3,630
Other items	226	459	194
Changes in assets and liabilities
Accounts receivable	(4,216)	(341)	—
Inventory	(11,409)	(6,864)	—
Prepaid expenses and other assets	1,874	(1,336)	(30)
Accounts payable	(4,773)	3,637	3,891
Accrued expenses and other current liabilities	3,044	4,245	1,168
Deferred revenue	2,631	3,221	—
Lease incentives and other long-term liabilities	850	299	(92)

Net cash used in operating activities	(102,974)	(121,996)	(74,838)

Cash flows from investing activities
Purchase of property and equipment	(9,284)	(5,259)	(5,177)
Purchase of investments	(264,071)	(180,964)	(25,429)
Sales of investments	36,520	—	—
Maturities of investments	243,281	47,973	49,200

Net cash provided by (used in) investing activities	6,446	(138,250)	18,594

Cash flows from financing activities
Proceeds from issuance of Convertible Preferred Stock, net	—	106,145	68,010
Proceeds from issuance of Common Stock	7,743	1,738	311
Proceeds from exercise of Junior Preferred Stock options	—	—	1
Proceeds from issuance of Common stock in IPO, net of issuance costs	—	210,781	—
Repurchases of Common Stock	—	—	(8)
Payment of notes payable	—	—	(1,300)

Net cash provided by financing activities	7,743	318,664	67,014

Net (decrease) increase in cash and cash equivalents	(88,785)	58,418	10,770
Cash and cash equivalents at beginning of period	147,650	89,232	78,462

Cash and cash equivalents at end of period	$58,865	$147,650	$89,232

Supplemental disclosure of cash flow information
Interest paid	$—	$—	$(30)
Supplemental disclosure of non-cash investing and financing activities
Assets acquired under facility lease	—	2,971	—
Additions to property and equipment under tenant improvement allowances	—	1,910	—
Inventory transferred to property and equipment for internal use	2,756	—	—
Conversion of convertible preferred stock to common stock upon IPO	—	374,965	—
Reclassification of preferred warrants to common stock warrants	—	326	—
Issuance of common stock related to convertible preferred stock offering	—	281	—
Vesting of stock options related to early exercises	780	428	—

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

In connection with the IPO, all outstanding convertible preferred stock converted into common stock, warrants to purchase convertible preferred stock converted into warrants to purchase common stock, and the convertible preferred stock warrant liability were reclassified to stockholders’ equity.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, the valuation of common and preferred stock prior to the IPO and related warrants and options, assumptions used in computing stock-based compensation expense, provisions for income taxes, inventory and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

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

All of our cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and money market funds	$44,200	$—	$—	$44,200	$118,462	$—	$—	$118,462
Certificates of deposits		4,034	—	4,034	—	—	—	—
Commercial paper	—	39,370	—	39,370	—	59,573	—	59,573
Corporate debt securities	—	37,386	—	37,386	—	49,970	—	49,970
Asset backed securities		9,909	—	9,909	—	—	—	—
U.S. government and agency securities	—	37,468	—	37,468	—	47,141	—	47,141

Total assets measured at fair value	$44,200	$128,167	$—	$172,367	$118,462	$156,684	$—	$275,146

During 2010 and 2009 we recognized a convertible preferred warrant liability. We classify our warrant liability within Level 3 and adjusted it for changes in fair value until our IPO, at which time all unexercised warrants were automatically converted into warrants to purchase common stock and the warrant liability was reclassified to additional paid-in capital. The change in the fair value of this convertible preferred stock warrant liability is summarized below (in thousands):

	2010	2009
Fair value at beginning of period	$226	$142
Change in fair value recorded in other expense, net	100	84
Liability reclassified to additional paid-in capital	(326)	—

Fair value at end of period	$—	$226

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper.

Investments

Our investments consist of U.S. treasury and U.S. government agency securities, asset backed securities, corporate notes and bonds, commercial paper, cash deposits and money market funds. We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income, net.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2011, 2010 and 2009, we did not record any other-than-temporary impairment charges on our available for sale securities, because we do not intend to sell the security and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

Concentration of Credit Risk

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing.

Our accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We regularly review our accounts receivable including consideration of factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not provided reserves for potential credit losses to date. As of December 31, 2011 and 2010, approximately 62% and 100%, respectively, of our accounts receivable were from domestic customers. As of December 31, 2011, approximately 85% of our net accounts receivable were from 5 individual customers, each representing at least 10% of our net accounts receivable. As of December 31, 2010, 100% of our net accounts receivable was from a single customer.

During the year ended December 31, 2011, domestic revenue accounted for 81% of total revenue. Prior to 2011, revenue consisted solely of U.S. government grant revenue.

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

Property and Equipment, Net

Property and equipment are generally stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally two to three years for computer equipment and software, three to seven years for furniture and fixtures, three years for lab equipment and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Major improvements are capitalized, while maintenance and repairs are expensed as incurred.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If there are refund rights or payment terms based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectability based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

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

Research and Development

We expense research and development costs during the period in which the costs are incurred. However, we defer and capitalize non-refundable advance payments made for research and development activities until the related goods are received or the related services are rendered.

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

For build-to-suit lease arrangements, we evaluate the extent of our financial and operational involvement in the tenant improvements to determine whether we are considered the owner of the construction project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Improvements to the facility during the construction project are capitalized and, to the extent funded by lessor afforded incentives, with corresponding increases to the facility financing obligation. Payments we make under leases in which we are considered the owner of the facility are allocated to land rental expense, based on the relative values of the land and building at the commencement of construction, reductions of the facility financing obligation and interest expense recognized on the outstanding obligation. As the build-out was completed in 2010, the activity in 2011 consisted solely of lease payments. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor. Any difference between the book value of the assets and remaining facility obligation are recorded in other expense, net. For existing arrangements, the differences are expected to be immaterial.

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

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. Because there is a market for options on our common stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. We estimate the term using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

We have employee and director stock option plans that are more fully described in Note 10.

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

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

In 2011 the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Full retrospective application is required. We will adopt this guidance beginning Q1 2012. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only.

3. Investments

The following table summarizes our investments as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$44,200	$—	$—	$44,200
Commercial paper	9,599	—	(1)	9,598

Total cash and cash equivalents	53,799	—	(1)	53,798

Investments:
Commercial paper	29,767	5	—	29,772
Corporate debt securities	37,379	65	(57)	37,387
Asset backed securities	9,904	7	(2)	9,909
Certificates of deposit	4,026	9	(1)	4,034
U.S. government and agency securities	37,436	34	(3)	37,467

Total investments	118,512	120	(63)	118,569

Total cash, cash equivalents and investments	$172,311	$120	$(64)	$172,367

	As of December 31, 2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Investments:
Commercial paper	$59,572	$1	$—	$59,573
Corporate debt securities	49,987	11	(28)	49,970
U.S. government and agency securities	47,146	3	(8)	47,141

Total cash, cash equivalents and investments	$156,705	$15	$(36)	$156,684

4. Balance Sheet Components

Inventory:

As of December 31, 2011 and 2010, our inventory, net consisted of the following components (in thousands):

	December 31,
	2011	2010
Purchased materials	$5,273	$4,051
Work in process	5,347	2,813
Finished goods	4,897	—

Inventory, net	$15,517	$6,864

Property and Equipment:

As of December 31, 2011 and 2010, our property and equipment, net consisted of the following components (in thousands):

	December 31,
	2011	2010
Building	$1,160	$1,160
Laboratory equipment and machinery	15,664	10,998
Leasehold improvements	7,636	7,130
Computer equipment	3,450	3,033
Software	1,577	1,709
Furniture and fixtures	859	801
Construction in progress	3,222	8

	33,568	24,839
Less: Accumulated depreciation	(15,170)	(12,528)

Property and equipment, net	$18,398	$12,311

Depreciation expense during 2011, 2010 and 2009 was $5.8 million, $5.2 million and $4.1 million, respectively.

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

Accrued liabilities and other current liabilities:

As of December 31, 2011 and 2010, our accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Salaries and benefits	$5,284	$5,494
Professional services	1,915	659
Short-term portion of deferred rent	844	573
Customer deposits	1,503	—
Other	712	1,268

Accrued expenses and other current liabilities	$10,258	$7,994

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

Based on the allocation of payments, the facility financing obligation bears an implied interest rate of 9.0%. During 2011 and 2010, we recognized $0.3 million and $0.2 million, respectively of interest expense in our consolidated statement of operations relating to the facility financing obligation.

As of December 31, 2011, the future minimum payments due under the facility financing obligation were as follows (in thousands):

Financing obligation
2012	$415
2013	433
2014	452
2015	472

Total payments	1,772
Less amount representing interest	(997)

Total net payments under facility financing obligation	775
Property reverting to landlord	2,151

Present value of obligation	2,926
Less current portion of obligation	(140)

Long-term portion of obligation	$2,786

6. Commitments and Contingencies

Operating Lease Commitment

As of December 31, 2011 we have noncancelable operating lease agreements for research and development, office, manufacturing and training facilities in Menlo Park, California that expire at various dates, with the latest expiration in December 2015. Our leases run have various options for renewal.

Rent expense for 2011, 2010, and 2009, was $2.8 million, $2.1 million, and $1.4 million, respectively. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

As of December 31, 2011, the future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

Years ending December 31:	Amount
2012	$3,560
2013	3,670
2014	3,780
2015	3,850

Total minimum lease payments	$14,860

License Agreements

We have entered into cancelable license agreements, as amended, with third parties for certain patent rights and technology. Under the terms of these agreements, we may be obligated to pay minimum royalty and license maintenance fees. License and maintenance fees for 2011, 2010 and 2009 were $0.3 million, $0.3 million, and $0.2 million, respectively.

Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation, or Helicos, alleging infringement of patents owned and in–licensed by the plaintiffs. Helicos seeks a permanent injunction enjoining us from further infringement of the asserted patents, and unspecified monetary damages. On October 22, 2010, Helicos filed an amended complaint naming additional defendants in the lawsuit. On November 8, 2010, we filed our answer to Helicos’ complaint denying Helicos’ allegations, asserting affirmative defenses of noninfringement, invalidity and unenforceability of the claims of the patents in suit, and asserting counterclaims for declaratory judgment that our products do not infringe the claims of the patents in suit, and that those claims are invalid and unenforceable. On December 16, 2011, the court granted Helicos’ motion to file a second amended complaint adding Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises as an additional plaintiff in the lawsuit.

On October 21, 2011 and October 24, 2011 we and certain of our officers and directors were named in two identical purported class action lawsuits filed in the Superior Court of the State of California, County of San Mateo. Plaintiffs have brought claims alleging violation of several provisions of federal securities laws in connection with our August 16, 2010 registration statement (as amended, effective as of October 26, 2010) on behalf of all persons or entities who purchased Pacific Biosciences stock pursuant or traceable to our initial public offering and were damaged thereby. The complaints allege violations of the Securities Act of 1933 in connection with our initial public offering, arising out of alleged omissions and misrepresentations in our 2010 registration statement. The complaints seek, among other things, compensatory damages, rescission, and attorney’s fees and costs.

On December 21, 2011, we and certain of our officers and directors were named in a purported class action lawsuit filed in United States District Court for the Northern District of California, on behalf of all persons or entities who bought Pacific Biosciences stock between October 27, 2010 and September 20, 2011. The complaint alleges violations of the Exchange Act of 1934, arising out of alleged misstatements or omissions by the Company and/or its employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California. The complaint alleges that the director defendants breached various fiduciary duties owed to the Company, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations to hold harmless and indemnify each of the underwriters from our initial public offering and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company.

Despite our defenses and counterclaims, we cannot guarantee any outcome of any lawsuit. An estimate of the possible loss or possible range of loss associated with the resolution of the aforementioned contingencies cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

Indemnification

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. No liability associated with such indemnifications has been recorded at December 31, 2011.

7. Income Taxes

A reconciliation between the statutory federal income tax and our effective tax rates as a percentage of loss before income taxes are as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate	(35.0)%	(35.0)%	(34.0)%
State tax rate, net of federal benefit	(5.0)	(5.7)	(5.8)
Stock-based compensation	2.0	1.6	1.0
Federal R&D credit	(2.8)	(2.0)	(2.6)
CA R&D credit	(2.3)	(1.1)	(1.8)
Other	0.0	0.2	0.3
Change in valuation allowance	43.1	43.5	42.9
Change of implied statutory tax rate to prior years	0.0	(1.5)	0.0

Effective income tax rate	0.0%	0.0%	0.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$154,118	$117,031
Research and development credits	17,814	12,391
Depreciation	2,708	1,342
Accruals and reserves	6,170	4,282

Total deferred tax assets	180,810	135,046
Less: Valuation allowance	(180,810)	(135,046)

Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets. The valuation allowance increased $45.8 million, $61.0 million and $37.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2011.

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $391.8 million and $375.2 million, respectively, available to reduce future taxable income, if any.

The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2014.

We also had federal and California state research and development credit carryforwards of approximately $15.3 million and $15.7 million, respectively, as of December 31, 2011. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax asset balance as of December 31, 2011. The benefit of the federal and state net operating loss deferred tax assets of $3.2 million and $0.5 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we experience an ownership change, utilization of our United States net operating loss and tax credit carryforwards could be limited.

As of December 31, 2011, our total unrecognized tax benefit was $9.3 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit accounts is as follows (in thousands):

Balance as of December 31, 2008	$1,912
Increase in balance related to tax positions taken in prior year	2,025

Balance as of December 31, 2009	3,937
Increase in balance related to tax positions taken in prior year	198
Increase in balance related to tax positions taken during current year	2,222

Balance as of December 31, 2010	6,357
Increase in balance related to tax positions taken in prior year	832
Increase in balance related to tax positions taken during current year	2,098

Balance as of December 31, 2011	$9,287

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitation currently remains open for the years ending December 31, 2008 to present and December 31, 2007 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

8. Convertible Preferred Stock

As of December 31, 2011 and 2010, there were no shares of convertible preferred stock issued or outstanding as all shares of preferred stock converted to shares of common stock upon completion of the IPO in 2010.

During June and July 2010, we issued an aggregate of 14.3 million shares of Series F convertible preferred stock at $7.63 per share and received proceeds of $106.1 million, net of issuance costs of $2.9 million, bringing our aggregate preferred stock outstanding at the time of the IPO to 74.4 million shares. Each share of convertible preferred stock converted on a two-for one basis into common stock upon the closing of our IPO declared effective by the SEC on October 26, 2010.

Warrants to Purchase Convertible Preferred Stock

In connection with loan and security agreements entered into in 2004 and 2006 which have since been fully repaid, we issued 50,569 warrants to purchase convertible preferred stock. The fair value of the warrants was estimated using the Black-Scholes valuation model at the dates of issuance and recorded as debt issuance costs that were amortized to interest expense over the contractual life of 7 years. The fair value of the warrants outstanding was recorded as a liability and revalued each subsequent reporting period with the resulting gains and losses recorded in other expense, net. In accordance with these revaluations, we recorded expense of approximately $0, $100,000 and $84,000 for the years ended December 31, 2011, 2010 and 2009.

We continued to adjust the liability for changes in fair value until the completion of our IPO, at which time all unexercised warrants converted into warrants to purchase 25,000 shares of common stock and the liability was reclassified to stockholders equity. At December 31, 2011 warrants to purchase 10,000 shares remain outstanding.

9. Common Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our IPO, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2011 and 2010, there were no shares of preferred stock issued or outstanding.

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Early Exercise of Employee Options

Stock options granted under the 2005 Stock Plan provide employee option holders the right to exercise unvested options in exchange for restricted common stock. The stock option tables in Note 10 include unvested shares which amounted to none, 169,000 and 59,000 at December 31, 2011, 2010, and 2009, respectively, which are subject to a repurchase right held by us at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. Generally, this right lapses as to 25% on the first anniversary of the vesting start date and in 36 equal monthly amounts thereafter.

These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. The restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the respective repurchase rights lapsing. We treat cash received from employees for the exercise of unvested options as a refundable deposit shown as a liability in our balance sheets. As of December 31, 2011, 2010, and 2009, we included cash received for early exercise of options of none, $0.8 million and $0.2 million, respectively, in accrued liabilities. Amounts from accrued liabilities are transferred into common stock and additional paid-in capital as the shares vest.

10. Stock Option Plans

As of December 31, 2011, we had two active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, and the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, both of which we adopted upon the effectiveness of our IPO during October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

2010 Equity Incentive Plan

Stock options granted under the 2010 Plan may be either ISOs or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. As of December 31, 2011 we had reserved 3.7 million shares of common stock for issuance under the 2010 Plan.

We issue new shares of common stock upon exercise of stock options.

2010 Outside Director Equity Incentive Plan

Stock options granted under the 2010 Director Plan provide for the grant of NSOs. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over one year on a monthly basis or three years at a rate of one-third upon the first anniversary of the vesting commencement date and 1/36th per month thereafter. As of December 31, 2011 we had reserved 500,000 shares of common stock for issuance under the 2010 Director Plan.

2010 Employee Stock Purchase Plan

We adopted the 2010 Employee Stock Purchase Plan, or ESPP, in October 2010 under which 130,000 shares of our common stock have been reserved for issuance as of December 31, 2011. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1. Shares purchased and issued under the ESPP totaled 620,000 shares during 2011 at a weighted average price of $5.47 per share. We estimate the value of the employee stock purchase rights on the date of grant using the Black-Scholes option pricing model.

We issue new shares of common stock upon the purchase of shares under the plan.

Stock Options

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2011:

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2008	976,522	4,959,748	$0.20 – 6.96	$3.22

Additional shares reserved	2,705,678
Options granted	(1,786,251)	1,786,251	$3.86 – 8.50	$5.66
Options exercised	—	(89,241)	$0.26 – 6.96	$3.50
Options repurchased	5,177
Options canceled	81,923	(81,923)	$1.96 – 6.96	$5.35

Balances, December 31, 2009	1,983,049	6,574,835	$0.20 – 8.50	$3.85

Additional shares reserved	5,500,000
Options granted	(4,139,143)	4,139,143	$8.50 – 16.00	$10.85
Options exercised		(606,963)	$0.70 – 10.84	$2.86
Options canceled	293,642	(293,642)	$1.96 – 13.42	$6.84

Balances, December 31, 2010	3,637,548	9,813,373	$0.20 – 16.00	$6.78

Additional shares reserved
Options granted	(3,824,220)	3,824,220	$2.61 – 15.98	$5.91
Options exercised	—	(1,488,930)	$0.20 – 10.84	$2.92
Options repurchased	851	—	$—	$—
Options canceled	1,626,970	(1,626,970)	$1.96 – 16.00	$8.95

Balances, December 31, 2011	1,441,149	10,521,693	$0.20 – 16.00	$6.69

On January 1, 2012, an additional 2.7 million shares were reserved under the 2010 Plan.

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2011 (dollars in thousands, except per share values):

	Options vested and exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number vested	Weighted average exercise price
$ 0.00 – 1.60	440,210	3.70	$0.60	440,210	$0.60
$ 1.60 – 2.80	1,219,557	5.28	$2.13	1,135,013	$2.11
$ 2.80 – 4.80	3,036,649	9.31	$3.42	404,066	$3.86
$ 4.81 – 6.40	818,771	8.44	$5.80	286,684	$5.64
$ 6.41 – 8.00	781,686	6.31	$6.96	593,553	$6.96
$ 8.01 – 9.60	1,711,502	7.90	$8.50	906,378	$8.50
$ 9.61 – 11.20	469,969	8.54	$10.80	172,623	$10.84
$11.20 – 12.80	956,099	9.05	$12.10	129,671	$12.68
$12.80 – 14.40	719,516	8.83	$13.69	155,676	$13.49
$14.41 – 16.00	367,734	8.86	$15.99	140,287	$16.00

	10,521,693		$6.69	4,364,161	$5.85

The aggregate intrinsic value of the outstanding and vested options presented in the table above totaled $1.8 million and $1.7 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $2.80, our closing stock price on the last trading day of our fourth quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount changes based on the fair market value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $11.0 million, $6.0 million and $0.3 million, respectively.

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$490	$—	$—
Research and development	5,882	5,733	2,314
Sales, general and administrative	6,012	3,112	748

Total stock-based compensation expense	$12,384	$8,845	$3,062

Employee Stock-based Compensation

During the years ended December 31, 2011, 2010 and 2009, we granted stock options to purchase 3,824,220, 4,126,393 and 1,712,500 shares of common stock, respectively, to employees with a weighted-average grant date fair value of $3.33, $5.49 and $2.58 per share, respectively. As of December 31, 2011 there was unrecognized compensation costs of $24.9 million related to these stock options. We expect to recognize those costs over a weighted-average period of 3.2 years as of December 31, 2011. Future option grants will increase the amount of compensation expense to be recorded in those future periods.

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions:

Years ended December 31,
	2011	2010	2009
Expected term	6.1 years	6.0 years	5.7 years
Expected volatility	56 - 65%	46 - 55%	46 - 48%
Risk-free interest rate	1.2 -2.6%	1.6 -2.7%	1.8 -3.0%
Dividend yield	—	—	—

Expected term — Expected term represents the period that our stock-based awards are expected to be outstanding. Our assumptions about the expected term have been on our historic cancellation and exercise experience and trends as well as our expectations for future periods.

Expected volatility — We do not have sufficient trading history to use the volatility of our own common stock for establishing expected volatility. Therefore, we base our expected volatility on the stock volatilities of certain publicly listed peer companies.

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

Each of the inputs discussed above is subjective and generally requires significant management assumptions and estimates to determine and use of different assumptions or estimates could result in materially different results.

Stock-based Compensation Associated with Junior Preferred Stock

In connection with our equity restructuring in 2005 in which all authorized and issued shares of common stock were converted into shares of junior preferred stock, all outstanding options to purchase common stock were converted into options to purchase junior preferred stock. We recorded deferred stock-based compensation of $5.6 million in connection with the exchange of common stock options for junior preferred stock options which was fully amortized during 2009 as all the options became fully vested. As a result of a repricing which occurred in 2005, we applied variable accounting to the junior preferred stock options resulting in additional stock-based compensation of $0.0 million, $0.8 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Options Granted to Non-employees

During the years ended December 31, 2011, 2010 and 2009 we granted options to purchase 60,000, 12,750 and 73,750 shares of common stock, respectively, to non-employees at exercise prices ranging from $3.30 to $13.50 per share.

Stock-based compensation expense will fluctuate as the estimated fair value of the common stock fluctuates over the vesting period. In connection with the grant of stock options to non-employees, we recognized stock-based compensation expense of $0.2 million, $1.0 million and $0.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Years ended December 31,
	2011	2010	2009
Contractual life	10 years	10 years	10 years
Expected volatility	56% -65%	60% -75%	75%
Risk-free interest rate	1.7 –3.5%	3.3 –3.9%	2.8 –3.7%
Dividend yield	—	—	—

Shares Reserved for Future Issuance

As of December 31, 2011 and 2010 we had reserved shares of Common Stock for issuance as follows (in thousands):

	December 31, 2011	December 31, 2010
Exercise of Options	11,963	13,451
Exercise of warrants	10	10

	11,973	13,461

11. Employee Benefit and Employee Stock Purchase Plan

Retirement Plans

We maintain a 401(k) Plan to provide tax deferred salary deductions for all eligible employees. Participants may make voluntary contributions to the 401(k) Plan up to 90% of their eligible compensation, limited by certain Internal Revenue Service restrictions. We do not match employee contributions.

Employee Stock Purchase Plan

Upon the effectiveness of our IPO in October 2010, we adopted the 2010 Employee Stock Purchase Plan, or ESPP. We reserved a total of 750,000 shares of common stock for issuance under the ESPP. We issue new shares of common stock upon the purchase of the option. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. For the years ended December 31, 2011 and 2010, 620,424 and no shares of common stock were purchased under the Plan, respectively.

Under the ESPP, rights to purchase shares are generally granted during the first and third quarter of each year. The fair value of rights granted under the ESPP was estimated at the date of grant using the Black-Scholes option-pricing model. The estimated weighted average value of rights granted under the Employee Stock Purchase Plan during 2011 and 2010 was $3.54 and $6.34, respectively. The fair value of rights granted during 2011 and 2010 were estimated at the date of grant using the following weighted-average assumptions:

	December 31, 2011	December 31, 2010
Expected term	0.5 - 2.0 years	1.3 years
Expected volatility	60 - 85%	55%
Risk-free interest rate	0.1 - 0.4%	0.3%
Expected Dividend yield	—	—

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

12. Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share values):

	Years Ended December 31,
	2011	2010	2009
Net loss per share:
Numerator
Net loss	$(109,388)	$(140,166)	$(87,703)

Denominator:
Weighted average shares of common stock outstanding	53,874	10,024	602
Less: Shares of common stock subject to repurchase	—	(86)	(95)

Weighted average shares used in computation of basic and diluted net loss per share	53,874	9,938	507

Basic and diluted net loss per share	$(2.03)	$(14.10)	$(173.03)

The following convertible preferred stock, options outstanding, common stock subject to repurchase, and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Years Ended December 31, (in thousands)
	2011	2010	2009
Convertible Preferred Stock (on an as if converted basis)	—	—	30,051
Options outstanding	10,522	9,813	6,575
Common Stock subject to repurchase	—	169	59
Warrants to purchase Common Stock	10	10	25

13. Restructuring

During September 2011, we implemented a workforce reduction of approximately 130 employees, or 28% of our workforce. The actions taken were in consideration of uncertainties associated with the economic environment and to position us for long-term success. The costs associated with this restructuring consist of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense for the year ended December 31, 2011.

A summary of the Company’s accrued restructuring expense and accrued restructuring liability as of December 31, 2011 is as follows (in thousands):

	Expense for Year Ended December 31, 2011	Balance January 1, 2011	Accrued	Paid	Balance December 31, 2011
Salaries and benefits	$4,592	$—	$4,592	$(4,426)	$166
Administrative	347	—	347	(347)	—

Total Restructuring	$4,939	$—	$4,939	$(4,773)	$166

With respect to our workforce reduction, we do not expect to incur further restructuring charges. We expect the termination benefits to be paid during the first quarter of 2012.

14. Segment Information

The Company is organized as, and operates in, one reportable segment: the development, manufacturing and marketing of an integrated platform for genetic analysis. The Company’s chief operating decision-maker is its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. The Company’s assets are primarily located in the United States of America and not allocated to any specific region and it does not measure the performance of its geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

Revenue in 2011 from the United States of America, Europe and Asia was $27.6 million, $5.1 million and $1.2 million, respectively, for a total of $33.9 million. Revenue for 2010 and 2009 of $1.7 million and $0.1 million, respectively, was based in the United States of America.

15. Subsequent Event

On January 5, 2012, Hugh Martin resigned from his positions as the President and Chief Executive Officer of the Company effective immediately. Mr. Martin will remain as a director on the Board of Directors of the Company (the “Board”) until the Company’s 2012 annual meeting of stockholders and has agreed to resign from the Board effective as of the date of such meeting.

On January 5, 2012, the Board appointed Dr. Michael Hunkapiller as the Company’s President and Chief Executive Officer effective immediately. Dr. Hunkapiller will also continue in his position as the Executive Chairman of the Board, to which he was appointed during October 2011.

16. Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years.

	Fiscal 2011 Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$270	$10,630	$10,519	$12,444
Total gross profit	270	7,899	3,328	1,537
Total operating expenses	35,237	30,562	32,765	24,226
Loss from operations	(34,967)	(22,663)	(29,437)	(22,689)
Net loss	(34,809)	(22,475)	(29,281)	(22,823)
Basic and diluted net loss per share of Common Stock	$(0.66)	$(0.42)	$(0.54)	$(0.42)

	Fiscal 2010 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total operating expenses	$30,819	$33,304	$40,916	$36,869
Loss from operations	(30,274)	(32,675)	(40,696)	(36,589)
Net loss	(30,325)	(32,714)	(40,708)	(36,419)
Basic and diluted net loss per share of Common Stock	$(48.97)	$(49.76)	$(39.70)	$(0.97)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 16, 2011, our Audit Committee approved the selection of Ernst & Young LLP (“E&Y”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2011. There have been no disagreements with our former accountants on accounting and financial disclosure. For further information, please refer to our form 8-K filed with the SEC on June 21, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, our chief financial officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on this evaluation, our chief executive officer, chief financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). Under the supervision of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the valuation required by paragraph (d) of Exchange Act Rules 13a–15 or 15d–15 that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Pacific Biosciences of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacific Biosciences of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pacific Biosciences of California, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended of Pacific Biosciences of California, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholder Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on February 29, 2012.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

By:	/S/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Hunkapiller, Susan K. Barnes and Brian B. Dow, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated below:

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	February 29, 2012

/s/ SUSAN K. BARNES Susan K. Barnes	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ Brian B. Dow Brian B. Dow	Vice President, Finance and Principal Accounting Officer	February 29, 2012

/s/ Brook Byers Brook Byers	Director	February 29, 2012

/s/ William W. Ericson William W. Ericson	Director	February 29, 2012

/s/ Randall S. Livingston Randall S. Livingston	Director	February 29, 2012

/s/ Hugh C. Martin Hugh C. Martin	Director	February 29, 2012

Signature	Title	Date

/s/ Marshall L. Mohr Marshall L. Mohr	Director	February 29, 2012

/s/ Susan Siegel Susan Siegel	Director	February 29, 2012

/s/ David B. Singer David B. Singer	Director	February 29, 2012

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011

3.1	Amended and Restated Bylaws	10-K	3.2	March 23, 2011

4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010

4.2	Fifth Amended and Restated Investor Rights Agreement, dated June 16, 2010	S-1	4.2	August 16, 2010

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010

10.2+	2004 Equity Incentive Plan and forms of agreement thereunder	S-1	10.2	August 16, 2010

10.3+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010

10.4+	2010 Equity Incentive Plan and forms of option agreements thereunder	S-1	10.4	August 16, 2010

10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010

10.6+	2010 Outside Director Equity Incentive Plan and forms of agreement thereunder	S-1	10.6	August 16, 2010

10.7†	Collaboration Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of June 15, 2010	S-1/A	10.7	October 22, 2010

10.8†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010

10.9†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010

10.10†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010

10.11	Amended and Restated Lease Agreement by and between the Registrant and Menlo Business Park, LLC, dated as of December 17, 2007	S-1	10.11	August 16, 2010

10.12	Lease Agreement by and between the Registrant and Menlo Business Park LLC, dated August 14, 2009	S-1	10.12	August 16, 2010

10.13	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010

10.14	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.15	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010

10.16	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011

10.17	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010

10.18	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated February 8, 2010	S-1	10.16	August 16, 2010

10.19	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011

10.20	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011

10.21	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.22	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.23+	Employment Agreement by and between the registrant and Hugh Martin effective September 16, 2010	S-1/A	10.17	September 20, 2010

10.24+	Change in Control Severance Agreement by and between the registrant and Hugh Martin effective September 16, 2010	S-1/A	10.18	September 20, 2010

10.25+	Letter Relating to Employment Terms by and between the registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010

10.26+	Change in Control Severance Agreement by and between the registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010

10.27+	Letter Relating to Employment Terms by and between the registrant and Stephen Turner effective September 15, 2010	S-1/A	10.21	September 20, 2010

10.28+	Change in Control Severance Agreement by and between the registrant and Stephen Turner effective September 9, 2010	S-1/A	10.22	September 20, 2010

10.29+	Letter Relating to Employment Terms by and between the registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.30+	Change in Control Severance Agreement by and between the registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010

10.31+	Separation Agreement and Release by and between the registrant and Hugh Martin dated January 10, 2012

10.32+	Employment Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012

10.33+	Change in Control Severance Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012

10.34+	Change in Control Severance Agreement by and between the registrant and Michael Glynn effective August 31, 2011

16.1	Letter from PricewaterhouseCoopers LLP, dated June 16, 2011, regarding the change in independent registered public accounting firm.	8-K	16.1	June 21, 2011

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Calculation Linkbase Document

101	DEF XBRL Taxonomy Definition Linkbase Document

101	LAB XBRL Taxonomy Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Registration Statement and have been filed separately with the Securities and Exchange Commission.