Form 10-Q
period 2012-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2012-05-07
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2012: 55,582,052

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except per share amounts)	March 31, 2012 (unaudited)	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$56,260	$58,865
Investments	105,089	118,569
Accounts receivable	1,505	4,557
Inventory, net	11,821	15,517
Prepaid expenses and other current assets	2,131	2,093

Total current assets	176,806	199,601
Property and equipment, net	17,592	18,398
Other long-term assets	340	317

Total assets	$194,738	$218,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,250	$4,742
Accrued expenses and other current liabilities	11,478	10,258
Deferred revenue	3,920	4,236
Facility financing obligation	148	140

Total current liabilities	19,796	19,376
Deferred revenue, non-current	1,443	1,616
Deferred rent and other long-term liabilities	2,849	3,075
Facility financing obligation, less current portion	2,747	2,786

Total liabilities	26,835	26,853

Stockholders’ equity
Convertible Preferred Stock, $0.001 par value: Authorized 50,000 shares; No shares issued or outstanding at March 31, 2012 and December 31, 2011
Common Stock and additional paid-in-capital, $0.001 par value: Authorized 1,000,000 shares; Issued and outstanding 55,579 shares at March 31, 2012 and 54,964 shares at December 31, 2011	636,903	632,961
Accumulated other comprehensive income	135	57
Accumulated deficit	(469,135)	(441,555)

Total stockholders’ equity	167,903	191,463

Total liabilities and stockholders’ equity	$194,738	$218,316

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended
(in thousands, except per share amounts)	March 31, 2012	March 31, 2011
Revenue:
Product revenue	$8,715	$—
Service and other revenue	1,053	—
Grant revenue	270	270

Total revenue	10,038	270

Cost of Revenue:
Cost of product revenue	8,607	—
Cost of service and other revenue	1,583	—

Total cost of revenue	10,190	—

Gross (loss) profit	(152)	270

Operating Expense:
Research and development	12,073	24,118
Sales, general and administrative	15,285	11,119

Total operating expense	27,358	35,237

Operating loss	(27,510)	(34,967)
Other (expense) income, net	(70)	158

Net loss	$(27,580)	$(34,809)

Basic and diluted net loss per share	$(0.50)	(0.66)

Shares used in computing basic and diluted net loss per share Basic and diluted net loss per share	55,201	52,756

Comprehensive loss	$(27,502)	$(34,785)

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities
Net loss	$(27,580)	$(34,809)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,629	1,468
Stock-based compensation	2,187	3,104
Other items	53	26
Changes in assets and liabilities
Accounts receivable	3,052	282
Inventory	3,094	(6,675)
Prepaid expenses and other assets	245	582
Accounts payable	(492)	(183)
Accrued expenses and other current liabilities	1,220	897
Deferred revenue	(489)	1,129
Deferred rent and other long-term liabilities	(257)	721

Net cash used in operating activities	(17,338)	(33,458)

Cash flows from investing activities
Purchase of property and equipment	(274)	(1,496)
Purchase of investments	(20,137)	(131,221)
Sales of investments	3,500	54,022
Maturities of investments	29,889	48,785

Net cash provided by (used in) investing activities	12,978	(29,910)

Cash flows from financing activities
Proceeds from issuance of Common Stock	1,755	333

Net cash provided by financing activities	1,755	333

Net decrease in cash and cash equivalents	(2,605)	(63,035)
Cash and cash equivalents at beginning of period	58,865	147,650

Cash and cash equivalents at end of period	$56,260	$84,615

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment through accrued liabilities	$—	$1,495

Inventory transferred to property and equipment for internal use	$602	$—

Vesting of stock options related to early exercises	$—	$153

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, “we”, “us”) has commercialized a platform for single molecule, real-time detection of biological events. Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform.

The names “Pacific Biosciences,” “SMRT,” “SMRTbell” and our logo are our trademarks.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, amounts relating to the resolution of legal matters, the valuation of options, assumptions used in computing stock-based compensation expense, provisions for income taxes, inventory and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

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

All of our cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and money market funds	$46,262	$—	$—	$46,262	$49,267	$—	$—	$49,267
Certificates of deposits	—	4,031	—	4,031	—	4,034	—	4,034
Commercial paper	—	35,864	—	35,864	—	39,370	—	39,370
Corporate debt securities	—	34,223	—	34,223	—	37,386	—	37,386
Asset backed securities	—	9,325	—	9,325	—	9,909	—	9,909
U.S. government and agency securities	—	31,644	—	31,644	—	37,468	—	37,468

Total assets measured at fair value	$46,262	$115,087	$—	$161,349	$49,267	$128,167	$—	$177,434

Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 investments consist primarily of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper and money market funds. For the three month period ended March 31, 2012, there were no transfers between Level 1 and Level 2 investments and there were no changes in our valuation technique.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and commercial paper.

Investments

Our investments consist of U.S. treasury and U.S. government agency securities, corporate notes and bonds, commercial paper, and cash equivalents. We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income, net.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the three month periods ended March 31, 2012 and 2011, we did not record other-than-temporary impairment charges on our investments, as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

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

Our accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We regularly review our accounts receivable including consideration of factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not provided reserves for potential credit losses to date. As of March 31, 2012 and December 31, 2011, approximately 86% and 62%, respectively, of our accounts receivable were from domestic customers. As of March 31, 2012 and December 31, 2011, approximately 66% and 85%, respectively of our net accounts receivable were from two and five individual customers, respectively, each representing at least 10% of our accounts receivable.

During the three months ended March 31, 2012, domestic revenue accounted for 22% of total revenue. Through March 2011, revenue consisted solely of U.S. government grant revenue.

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made when carrying cost exceeds net realizable value and for estimated excess or obsolete inventory.

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

We recognize product and service revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or system is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period.

In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If refund rights exist or payment terms are based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectability based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts from which revenue is derived from multiple deliverables including a mix of products and or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when 1) the delivered item has value to the customer on a stand-alone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Our revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply, in order, the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

In order to establish VSOE, we must regularly sell the product or service on a standalone basis with a substantial majority of sales priced within a relatively narrow range. If an insufficient number of standalone sales exist and VSOE cannot be determined, we then consider whether third party evidence can be used to establish selling price. Due to the lack of similar products and services sold by other companies within our industry, we have not established selling price using third-party evidence. If neither VSOE nor third party evidence of selling price exists, we determine our best estimate of selling price using a combination of prices set by our pricing committee adjusted for applicable discounts and customer orders received to date.

Deferred revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period, generally one to three years.

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. Although we have limited historical information available to support the underlying estimates of certain assumptions required to value stock options, we have considered our historical stock volatility when developing an estimate of expected volatility, and we estimate the term of equity grants using historical data and peer data. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

Employee and director stock option plans are more fully described in Note 6.

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Months Ended March 31,
	2012	2011
Net loss per share:
Numerator
Net loss	$(27,580)	$(34,809)

Denominator:
Weighted average shares of common stock outstanding	55,201	52,900
Less: Shares of common stock subject to repurchase	—	(144)

Weighted average shares used in computation of basic and diluted net loss per share	55,201	52,756

Basic and diluted net loss per share	$(0.50)	$(0.66)

The following convertible preferred stock, outstanding options, common stock subject to repurchase, and warrants to purchase convertible preferred stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
	2012	2011
Options outstanding	12,457	9,856
Common Stock subject to repurchase	—	131
Warrants to purchase Common Stock	10	10

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012. The adoption of this amendment did not have a material effect on our consolidated financial statements.

In 2011 the FASB issued Accounting Standards Update No. 2011-05, requiring companies to present the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. We adopted this guidance during the first quarter of 2012 and elected to disclose the OCI in a single continuous statement during interim reporting periods.

3. Cash, Cash Equivalents and Investments

Our investments consist of marketable debt securities, including U.S. Government and Agency securities; corporate debt securities, bonds and asset-backed securities; mortgage-backed securities, and publicly traded equity securities. We report all securities with stated maturities of 90 days or less at the date of purchase that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Our investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in interest income and other, net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in interest income and other, net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. We include all of our available-for-sale securities in current assets.

The following table summarizes our investments as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$46,262	$—	$—	$46,262
Commercial paper	9,998	—	—	9,998

Total cash and cash equivalents	56,260	—	—	56,260

Investments:
Commercial paper	25,863	4	(1)	25,866
Corporate debt securities	34,128	96	(1)	34,223
Asset backed securities	9,317	8	—	9,325
Certificates of deposit	4,021	10	—	4,031
U.S. government and agency securities	31,625	21	(2)	31,644

Total investments	104,954	139	(4)	105,089

Total cash, cash equivalents and investments	$161,214	$139	$(4)	$161,349

	As of December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$49,267	$—	$—	$49,267
Commercial paper	9,599	—	(1)	9,598

Total cash and cash equivalents	58,866	—	(1)	58,865

Investments:
Commercial paper	29,767	5	—	29,772
Corporate debt securities	37,379	65	(57)	37,387
Asset backed securities	9,904	7	(2)	9,909
Certificates of deposit	4,026	9	(1)	4,034
U.S. government and agency securities	37,436	34	(3)	37,467

Total investments	118,512	120	(63)	118,569

Total cash, cash equivalents and investments	$177,378	$120	$(64)	$177,434

4. Balance Sheet Components

As of March 31, 2012 and December 31, 2011 our inventory, net, consisted of the following components (in thousands):

	March 31, 2012	December 31, 2011
Purchased materials, net	$4,415	$5,273
Work in process, net	4,222	5,347
Finished goods, net	3,184	4,897

Inventory, net	$11,821	$15,517

As of March 31, 2012 and December 31, 2011, our accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Salaries and benefits	$3,693	$5,284
Legal services and matters	2,966	770
Customer deposits	2,594	1,503
Short-term portion of deferred rent	868	844
Other professional services	423	1,145
Other	934	712

Accrued expenses and other current liabilities	$11,478	$10,258

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 21, 2011, and October 24, 2011, we and certain of our officers and directors were named in two identical putative class action lawsuits filed in the Superior Court of the State of California, County of San Mateo (Young v. Pacific Biosciences of California, Inc., et al., Case No. CIV509210 and Sandnas v. Pacific Biosciences of California, Inc., et al., Case No. CIV509259). On April 4, 2012, we and certain of our officers and directors were named in another putative class action lawsuit filed in the Superior Court of the State of California, County of San Mateo (Oklahoma Firefighters Pension and Retirement System v. Pacific Biosciences of California, Inc., et al., Case No. CIV512976). The Young, Sandnas and Oklahoma Firefighters Actions have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The State Court Action is a putative class action brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The plaintiffs in the State Court Action seek to allege on behalf of the putative class violations of several provisions of the federal securities laws in connection with our August 16, 2010, registration statement (as amended, effective as of October 26, 2010). The plaintiffs in the State Court Action seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. Defendants in the State Court Action have moved to stay that lawsuit in deference to the Primo action currently pending in federal district court, described below. A hearing on Defendants’ motion is presently scheduled for May 17, 2012.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. _4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws arising out of alleged misstatements or omissions in our August 16, 2010 registration statement (as amended, effective as of October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al. Case No. 4:11-CV-06703). The complaint alleges that the director defendants breached various fiduciary duties owed to us, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs. On February 28, 2012, the Burlingame action was related to the Primo action and transferred to the same judge hearing the Primo action.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the State Court Action or the Primo or Burlingame actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations, under certain circumstances, to hold harmless and indemnify each of the underwriters from our IPO and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company.

We believe that the allegations in each of these pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

We cannot determine the ultimate outcome of these lawsuits. An estimate of the possible loss or possible range of loss associated with the resolution of these contingencies cannot be provided with certainty or confidence, and therefore no estimate is provided and we have not recorded a liability.

6. Stock Option Plans

As of March 31, 2012, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

As of March 31, 2012, 800,247 shares of our common stock have been reserved for issuance under the ESPP. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 428,604 shares during the three-month period ended March 31, 2012, and no shares were issued during the period ended March 31, 2011. We estimate the value of the employee stock purchase rights on the date of grant using the Black-Scholes model.

The following table summarizes stock option activity for all stock option plans (in thousands):

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2011	1,441	10,522	$0.20 – 16.00	$6.69

Additional shares reserved	3,298
Options granted	(2,925)	2,925	$3.01 – 4.79	$4.15
Options exercised	—	(187)	$0.20 – 3.86	$1.57
Options canceled	803	(803)	$1.96 – 16.00	$9.43

Balances, March 31, 2012	2,617	12,457	$0.20 – 16.00	$5.99

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP, consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2012	2011
Cost of revenue	$166	$—
Research and development	1,133	1,748
Sales, general and administrative	888	1,356

Total stock-based compensation expense	$2,187	$3,104

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

The fair value of employee stock options was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
	2012	2011
Expected term	6.1 years	6.1 years
Expected volatility	65%	59%
Risk-free interest rate	1.1%	2.6%
Dividend yield	—	—

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

Expected forfeiture rate —We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods.

7. Subsequent Events

In April 2012, the Company settled its litigation, including a dismissal of all claims, with Life Technologies Corporation, or Life, regarding a complaint filed in federal court in March 2011 by Life seeking review under 35 U.S.C. § 146, of the decision and judgment of the U.S. Patent and Trademark Office in Interference No. 105,677, which related to U.S. Patent No. 7,329,492 that was acquired by life from its acquisition of Visigen Biotechologies, Inc., and U.S. Patent Application Serial No. 11/459,182, owned by us relating to a particular method for singular molecule sequencing.

On August 27, 2010, we were named as a defendant in a complaint filed by Helicos Biosciences Corporation, or Helicos, alleging infringement of two patents owned by Helicos and two patents in–licensed by Helicos from Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises, or AzTE, who was subsequently added as an additional plaintiff in the lawsuit. The U.S. Patent and Trademark Office granted our subsequent request for re-examination of each of the asserted patents, and rejected all of the claims of the asserted patents as being unpatentable over prior art. In April 2012, the parties reached agreement on the principal terms to resolve their patent litigation. Under the terms of the agreement, Helicos and AzTE will dismiss their lawsuit against the Company, and the Company will dismiss its counterclaims in the lawsuit and make one-time payments to Helicos and AzTE, without admitting any liability. The settlement terms also include worldwide, non-exclusive licenses for the Company to all patents owned by Helicos and the two asserted patents in-licensed by Helicos from AzTE in the field relevant to the Company’s current products, and a perpetual covenant not to sue under any patent that Helicos has the right to enforce in such field, and the Company will refrain from challenging, or helping others to challenge, the validity, enforceability, or patentability of any patent or patent application to which it is granted a license under the settlement terms, except to the extent any such patent is asserted against the Company in the future, and the Company will also refrain from filing, or assisting others to file, any papers in the re-examination proceedings concerning the four patents that were asserted against the Company in the lawsuit. We have not assigned any value to the licenses under the agreement as of March 31, 2012. No value has been assigned to the licenses as we do not believe any of our current or future products would fall under any valid and enforceable claims in the licensed applications and patents.

The aforementioned settlements gave rise to events that existed as of the balance sheet date. Therefore, in accordance with ASC Topic 855, Subsequent Events, selling, general and administrative expenses for the three-month period ended March 31, 2012, include a $1.8 million charge relating to the settlement of these two intellectual property matters.

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

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of the PacBio RS during April 2011. We have financed our operations primarily through the issuance of common stock and convertible preferred stock resulting in $575.0 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting initial customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of March 31, 2012, we had an accumulated deficit of $469.1 million.

Basis of Presentation

Revenue

During the three month period ended March 31, 2012, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred. During the three month period ended March 31, 2011, all of our revenue was comprised solely of government grant revenue.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instruments and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

As of March 31, 2012, our backlog was approximately $4.7 million comprised of seven systems. We define backlog as purchase orders or signed contracts for systems from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert most, if not all of this backlog to revenue during the second quarter of 2012.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

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

Service costs included the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. As we are in the early stages of the commercial launch of our products, the capacity of our existing service infrastructure exceeds the number of installed customer instruments. Therefore, management has estimated the capacity of the existing service infrastructure and recognizes service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceed the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

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

While such trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in this report may also materially impact our business operations and financial results.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest income earned, accretion of discounts and amortization of premiums on investment balances, net gains or losses on foreign currency transactions and foreign income taxes. Our interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Other income, net also includes interest expense relating to our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to fluctuate in the future with changes in the obligations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three-month period ended March 31, 2012, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three-month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(unaudited)
Revenue:
Product revenue	$8,715	$—	$8,715	—
Service and other revenue	1,053	—	1,053	—
Grant revenue	270	270	—	—

Total revenue	10,038	270	9,768	3618%

Cost of Revenue:
Cost of product revenue	8,607	—	8,607	—
Cost of service and other revenue	1,583	—	1,583	—

Total cost of revenue	10,190	—	10,190	—

Gross (loss) profit	(152)	270	(422)	(156%)

Operating Expense:
Research and development	12,073	24,118	(12,045)	(50%)
Sales, general and administrative	15,285	11,119	4,166	37%

Total operating expense	27,358	35,237	(7,879)	(22%)

Operating loss	(27,510)	(34,967)	(7,457)	(21%)
Other (expense) income, net	(70)	158	(228)	(144%)

Net loss	$(27,580)	$(34,809)	$(7,229)	(21%)

Revenue

Our total revenue for the first quarter of 2012 was $10.0 million compared to $0.3 million in the first quarter of 2011. During the first quarter of 2011, our revenue was limited to grant revenue as we began commercially shipping our PacBio RS during the second quarter of 2011. Product revenue in the first quarter of 2012 consisted of approximately $7.8 million from sales of our PacBio RS instruments and approximately $0.9 million from sales of consumables. Instrument revenue reflects the 11 instrument installations and acceptances during the period. Service and other revenue of $1.1 million for the first quarter of 2012 was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the first quarter of 2012, grant revenue remained consistent with the first quarter of 2011 at $0.3 million.

Gross (loss) profit

Cost of revenue of $10.2 million and gross loss of $0.2 million for the first quarter of 2012 corresponds to the recognition of revenue on 11 PacBio RS instruments, as well as consumable shipment and services provided on our installed base of instruments. Cost of revenue for the first quarter of 2012 also includes $0.7 million of expense associated with our C2 product release, including the write-off of certain inventory and field upgrade costs. Cost of product revenue of $8.6 million for the period reflects the costs relating to components and manufacturing overhead incurred on the 11 instruments that were installed and consumables that were shipped during the period. Cost of service and other revenue of $1.6 million for the period reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments. We did not realize product costs during the first quarter of 2011 as revenue was derived solely from government grants.

Research and Development Expense

During the first quarter of 2012, research and development expenses decreased $12.0 million, or 50%, compared to the first quarter of 2011. The decrease was driven primarily by a $4.5 million decrease in personnel related expense, including stock-based compensation, due to lower headcount in 2012 compared to 2011. The decrease in expenses also includes a $3.0 million decrease related to expensed instrument development components accounted for as development expense in 2011, a $1.4 million decrease in supplies, development materials and prototype-related expenses and a $0.8 million decrease in facility and technology expenses. Research and development expenses incurred in the first quarter of 2011 included costs associated with the finalization of commercial designs, specifications and configurations for our products prior to commercial launch during the second quarter of 2011. The 2012 results reflect an increase in the capitalization of $1.6 million of manufacturing overhead into inventory. Research and development expense included stock-based compensation expense of $1.1 million and $1.7 million during the first quarter of 2012 and 2011, respectively.

Sales, General and Administrative Expense

For the first quarter of 2012, selling, general and administrative expenses increased $4.2 million, or 37%, compared to the first quarter of 2011. The increase was driven primarily by a $3.6 million increase in legal expenses primarily related to litigation, including settlement charges of $1.8 million relating to resolution of two intellectual property matters. Sales, general and administrative expense included stock-based compensation expense of $0.9 million and $1.4 million during the first quarter of 2012 and 2011, respectively.

Other (Expense) Income, Net

The change in other (expense) income, net primarily reflects an increase in realized foreign currency transaction losses and lower interest income in the first quarter of 2012 compared to the same period in 2011. The decrease in interest income was primarily a result of lower average investment balances in 2012 as compared to 2011.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock and the issuance of common stock through our initial public offering resulting in $575.0 million in net proceeds. As of March 31, 2012, we had cash, cash equivalents and investments of $161.3 million, a decrease of $16.1 million compared to December 31, 2011, reflecting approximately $17.3 million of cash used during the period to fund operations partially offset by $1.8 million of financing activities. We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months. This expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may effect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

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

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods ended March 31, 2012 and 2011 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $17.3 million for the three-month period ended March 31, 2012 as compared to $33.5 million for the three-month period ended March 31, 2011, due primarily to net losses of $27.6 million and $34.8 million, respectively, offset by depreciation and stock-based compensation of $3.8 million and $4.6 million, respectively. In addition, cash used in operating activities decreased for the three-month period ended March 31, 2012 as compared to the same period last year primarily as a result of decreased accounts receivable balance and inventory levels in the first quarter of 2012.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash provided by investing activities was $13.0 million for the three-month period ended March 31, 2012, comprised of net maturities of investments of $13.3 million partially offset by purchases of property and equipment of $0.3 million. Net cash used in investing activities during the same period in 2011 totaled $29.9 million, comprised of net purchases of investments of $28.4 million and purchases of property and equipment of $1.5 million.

Financing Activities

For the three-month period ended March 31, 2012, we received $1.8 million of proceeds from the issuance of our common stock through stock option exercises and the sale of shares under our Employee Stock Purchase Plan and for the three-month period ended March 31, 2011, we received $0.3 million from stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2012 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements with our customers, suppliers, licensors and collaborators. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology, or from our performance or non-performance under a contract, or any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We also have certain indemnification obligations to our directors and certain officers, as well as the underwriters from our IPO, and we are incurring costs to defend our directors, certain officers and the underwriters in connection with the securities litigation we are currently a party to (see “ Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements).

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012. The adoption of this amendment did not have a material effect on our Consolidated Financial Statements.

In 2011 the FASB issued Accounting Standards Update No. 2011-05, requiring companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. We adopted this guidance during the first quarter of 2012 and elected to disclose the OCI in a single continuous statement during interim reporting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. During January 2012, we implemented a hedging program designed to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales. Counterparties to foreign exchange contracts expose us to credit-related losses in the event of their nonperformance. To mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. We will periodically monitor and assess our ongoing counterparty risk and will adjust our exposure to various counterparties as appropriate.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item1.	Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 5. Contingencies and Note 7. Subsequent Events” to the consolidated financial statements, and is incorporated by reference herein.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 1, 2012, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects

Risks Related to Our Business

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

In order to manufacture our products in volume, we need to maintain sufficient internal manufacturing capacity or contract with manufacturing partners, or both. Our technology and the manufacturing process for our products are highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing our products. There is no assurance that we will be able to consistently meet the volume and quality requirements necessary to be successful in the market. Manufacturing and product quality issues may arise as we adjust the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in maintaining or expanding our manufacturing capacity to meet customer demand could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, in which event our business would be materially harmed.

Our products are complex and involve a large number of unique components, many of which require precision manufacturing. The nature of the products requires customized components that are currently available from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our smart cell chips, reagents and instruments. If we were required to purchase these components from an alternative source, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for some of those components that are currently purchased from a sole or single source supplier, we have not yet arranged for alternative suppliers.

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

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we were required to perform an evaluation of our internal control over financial reporting by December 31, 2011. While we performed this evaluation and concluded that our internal control over financial reporting was operating effectively as of December 31, 2011, there can be no assurance that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property can be costly and distract management’s attention and resources. For example, we incurred significant legal expenses in the first quarter of 2012 to litigate and settle a complaint filed by Life Technologies Corporation seeking review of an interference decision of the U.S. Patent and Trademark Office (see “Part I, Item 1. Financial Statements –Note 7. Subsequent Events”). Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalid or unenforceable, in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first quarter of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos (see “Part I, Item 1. Financial Statements –Note 7. Subsequent Events”). In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In fact, several companies in our industry, such as Affymetrix, Inc., Life

Technologies Corporation, Illumina, Inc. and Complete Genomics, Inc., are involved in patent litigation with each other. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, in the past and recently, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see “Part I, Item 1. Financial Statements—Note 5. Contingencies”) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the three months ended March 31, 2012.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 7, 2012	By:	/S/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President And Chief Financial Officer

Date: May 7, 2012	By:	/S/ BRIAN B. DOW
Brian B. Dow Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Separation Agreement and Release by and between the registrant and Hugh Martin dated January 10, 2012 (incorporated by reference to Exhibit 10.31 of Form 10-K (File 001-34899) filed on March 1, 2012)

10.2	Employment Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012 (incorporated by reference to Exhibit 10.32 of Form 10-K (File 001-34899) filed on March 1, 2012)

10.3	Change in Control Severance Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012 (incorporated by reference to Exhibit 10.33 of Form 10-K (File 001-34899) filed on March 1, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document