Form 10-Q
period 2012-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2012-08-07
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2012: 55,760,380

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except per share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$33,623	$58,865
Investments	103,485	118,569
Accounts receivable	3,371	4,557
Inventory, net	10,271	15,517
Prepaid expenses and other current assets	1,893	2,093

Total current assets	152,643	199,601
Property and equipment, net	16,937	18,398
Other long-term assets	350	317

Total assets	$169,930	$218,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,061	$4,742
Accrued expenses and other current liabilities	6,539	10,258
Deferred revenue	4,170	4,236
Facility financing obligation	156	140

Total current liabilities	14,926	19,376
Deferred revenue, non-current	1,478	1,616
Deferred rent and other long-term liabilities	2,617	3,075
Facility financing obligation, less current portion	2,705	2,786

Total liabilities	21,726	26,853

Stockholders’ equity
Convertible Preferred Stock, $0.001 par value: Authorized 50,000 shares; No shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock and additional paid-in-capital, $0.001 par value: Authorized 1,000,000 shares; Issued and outstanding 55,751 shares at June 30, 2012 and 54,964 shares at December 31, 2011	639,751	632,961
Accumulated other comprehensive income	75	57
Accumulated deficit	(491,622)	(441,555)

Total stockholders’ equity	148,204	191,463

Total liabilities and stockholders’ equity	$169,930	$218,316

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
(in thousands, except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:
Product revenue	$5,827	$10,148	$14,542	$10,148
Service and other revenue	1,284	192	2,337	192
Grant revenue	180	290	450	560

Total revenue	7,291	10,630	17,329	10,900

Cost of Revenue:
Cost of product revenue	5,382	2,537	13,989	2,537
Cost of service and other revenue	1,634	194	3,217	194

Total cost of revenue	7,016	2,731	17,206	2,731

Gross profit	275	7,899	123	8,169

Operating Expense:
Research and development	11,272	19,546	23,345	43,664
Sales, general and administrative	11,558	11,016	26,843	22,135

Total operating expense	22,830	30,562	50,188	65,799

Operating loss	(22,555)	(22,663)	(50,065)	(57,630)
Other income (expense), net	68	188	(2)	346

Net loss	$(22,487)	$(22,475)	$(50,067)	$(57,284)

Basic and diluted net loss per share	$(0.40)	$(0.42)	$(0.90)	$(1.08)

Shares used in computing basic and diluted net loss per share	55,658	53,414	55,433	53,057

Comprehensive loss	$(22,547)	$(22,297)	$(50,049)	$(57,082)

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net loss	$(50,067)	$(57,284)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,353	2,855
Stock-based compensation	4,770	6,111
Other items	53	201
Changes in assets and liabilities
Accounts receivable	1,186	(5,096)
Inventory	4,082	(13,824)
Prepaid expenses and other assets	800	(107)
Accounts payable	(681)	(483)
Accrued expenses and other current liabilities	(3,719)	2,711
Deferred revenue	(204)	(840)
Deferred rent and other long-term liabilities	(523)	1,405

Net cash used in operating activities	(40,950)	(64,351)

Cash flows from investing activities
Purchase of property and equipment	(781)	(5,588)
Purchase of investments	(54,359)	(188,653)
Sales of investments	4,856	36,520
Maturities of investments	63,972	125,285

Net cash provided by (used in) investing activities	13,688	(32,436)

Cash flows from financing activities
Proceeds from issuance of common stock	2,020	3,651

Net cash provided by financing activities	2,020	3,651

Net decrease in cash and cash equivalents	(25,242)	(93,136)
Cash and cash equivalents at beginning of period	58,865	147,650

Cash and cash equivalents at end of period	$33,623	$54,514

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment for internal use	$1,164	$1,136

Vesting of stock options related to early exercises	$—	$780

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, the “Company”, “we”, “us”) has commercialized the PacBio RS High Resolution Genetic Analyzer to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on February 29, 2012. The results of operations for the first six months of fiscal 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, amounts relating to the resolution of legal matters, the valuation of options, assumptions used in computing stock-based compensation expense, provisions for income taxes, inventory valuation and reserves, and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

Fair Value of Financial Instruments

The carrying amount of our financial assets and liabilities, including accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short maturities. The carrying value of our facility financing obligation approximates fair value based on currently available borrowing rates and after consideration of non-performance risk and credit risk.

The fair value hierarchy established under GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level input that is significant to the fair value measurement. The three levels of inputs that may be used to measure fair value are as follows:

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

We consider an active market as one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide pricing information on an ongoing basis. Conversely, we view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our non-performance risk, or that of our counterparty, is considered in determining the fair values of liabilities and assets, respectively.

All of our cash and money market funds, which include bank deposits, are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

(in thousands)	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$13,926	$—	$—	$13,926	$49,267	$—	$—	$49,267
Commercial paper	—	17,997	—	17,997	—	9,598	—	9,598
Corporate debt securities	—	1,700	—	1,700	—	—	—	—

Investments:
Commercial paper	—	25,973	—	25,973	—	29,772	—	29,772
Corporate debt securities	—	38,932	—	38,932	—	37,387	—	37,387
Asset backed securities	—	6,174	—	6,174	—	9,909	—	9,909
Certificates of deposits	—	4,023	—	4,023	—	4,034	—	4,034
U.S. government and agency securities	—	28,383	—	28,383	—	37,467	—	37,467

Total assets measured at fair value	$13,926	$123,182	$—	$137,108	$49,267	$128,167	$—	$177,434

Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 investments consist primarily of U.S. treasury and U.S. government agency securities, corporate debt securities and commercial paper. For the three- and six-month periods ended June 30, 2012, there were no transfers between Level 1 and Level 2 investments and there were no changes in our valuation technique.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds, corporate debt securities and commercial paper.

Investments

Our investments consist of U.S. treasury and U.S. government agency securities, corporate debt securities, commercial paper, and cash equivalents. We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income, net.

We periodically review our investments for indicators of impairment and recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the three- and six-month periods ended June 30, 2012 and 2011, we did not record impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

Concentration of Credit Risk

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Investments are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing.

Our accounts receivable are derived from revenue from customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We regularly review our accounts receivable including consideration of factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not provided reserves for potential credit losses to date and there have been no such losses to date.

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

Employee and director stock option plans are more fully described in Note 6.

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
Net loss per share:
Numerator
Net loss	$(22,487)	$(22,475)	$(50,067)	$(57,284)

Denominator:
Weighted average shares of common stock outstanding	55,658	53,414	55,433	53,159
Less: Shares of common stock subject to repurchase	—	—	—	(102)

Weighted average shares used in computation of basic and diluted net loss per share	55,658	53,414	55,433	53,057

Basic and diluted net loss per share	$(0.40)	$(0.42)	$(0.90)	$(1.08)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	As of June 30,
	2012	2011
Options outstanding	11,976	9,368
Warrants to purchase common stock	10	10

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012. The adoption of this amendment had no impact on our financial position or results of operations.

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

3. Cash, Cash Equivalents and Investments

Our investments consist of marketable debt securities, including U.S. Government and Agency securities; corporate debt securities, bonds and asset-backed securities; and publicly traded equity securities. We report all securities with stated maturities of 90 days or less at the date of purchase that are readily convertible into cash and have insignificant interest rate risk as cash equivalents. Our investments are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income (expense), net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income (expense), net. The cost of securities sold is based on the specific identification method. The fair values of securities are based on quoted market prices. We include all of our available-for-sale securities in current assets.

The following table summarizes our investments as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$13,926	$—	$—	$13,926
Commercial paper	17,997	1	(1)	17,997
Corporate debt securities	1,700	—	—	1,700

Total cash and cash equivalents	33,623	1	(1)	33,623

Investments:
Commercial paper	25,971	2	—	25,973
Corporate debt securities	38,878	58	(4)	38,932
Asset backed securities	6,170	4	—	6,174
Certificates of deposit	4,016	7	—	4,023
U.S. government and agency securities	28,375	10	(2)	28,383

Total investments	103,410	81	(6)	103,485

Total cash, cash equivalents and investments	$137,033	$82	$(7)	$137,108

	As of December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$49,267	$—	$—	$49,267
Commercial paper	9,599	—	(1)	9,598

Total cash and cash equivalents	58,866	—	(1)	58,865

Investments:
Commercial paper	29,767	5	—	29,772
Corporate debt securities	37,379	65	(57)	37,387
Asset backed securities	9,904	7	(2)	9,909
Certificates of deposit	4,026	9	(1)	4,034
U.S. government and agency securities	37,435	35	(3)	37,467

Total investments	118,511	121	(63)	118,569

Total cash, cash equivalents and investments	$177,377	$121	$(64)	$177,434

The estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. government and agency securities, and U.S. treasury securities) as of June 30, 2012, by contractual maturity, are as follows:

Fair Value
Due in one year or less	$117,008
Due after one year through 3 years	6,174

Total investments in debt securities	$123,182

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

4. Balance Sheet Components

As of June 30, 2012 and December 31, 2011 our inventory, net, consisted of the following components (in thousands):

	June 30, 2012	December 31, 2011
Purchased materials, net	$4,649	$5,273
Work in process, net	3,348	5,347
Finished goods, net	2,274	4,897

Inventory, net	$10,271	$15,517

As of June 30, 2012 and December 31, 2011, our accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Salaries and benefits	$4,299	$5,284
Legal services and matters	72	770
Customer deposits	152	1,503
Short-term portion of deferred rent	890	844
Other professional services	359	1,145
Other	767	712

Accrued expenses and other current liabilities	$6,539	$10,258

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 21, 2011, and October 24, 2011, we and certain of our officers and directors were named in two identical putative class action lawsuits filed in the Superior Court of the State of California, County of San Mateo (Young v. Pacific Biosciences of California, Inc., et al., Case No. CIV509210 and Sandnas v. Pacific Biosciences of California, Inc., et al., Case No. CIV509259). On April 4, 2012, we and certain of our officers and directors were named in another putative class action lawsuit filed in the Superior Court of the State of California, County of San Mateo (Oklahoma Firefighters Pension and Retirement System v. Pacific Biosciences of California, Inc., et al., Case No. CIV512976). The Young, Sandnas and Oklahoma Firefighters Actions have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The State Court Action is a putative class action brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The plaintiffs in the State Court Action seek to allege on behalf of the putative class violations of several provisions of the federal securities laws in connection with our August 16, 2010, registration statement (effective, as amended, on October 26, 2010). The plaintiffs in the State Court Action seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. Defendants in the State Court Action filed a motion to stay that lawsuit in deference to the Primo action pending in federal district court. On May 25, 2012, the Superior Court denied Defendants’ motion to stay. Defendants in the State Court Action have filed a demurrer to certain of plaintiffs’ claims. A hearing on Defendants’ demurrer is presently scheduled for August 20, 2012.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws arising out of alleged misstatements or omissions in our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action. Defendants in the Primo action have filed a motion to dismiss the amended complaint. A hearing on Defendants’ motion to dismiss is presently scheduled for October 11, 2012.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., Case No. 4:11-CV-06703). The complaint alleges that the director defendants breached various fiduciary duties owed to us, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs. On February 28, 2012, the Burlingame action was related to the Primo action and transferred to the same judge hearing the Primo action.

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

We cannot determine the ultimate outcome of these lawsuits. We cannot provide an estimate of the possible loss or possible range of loss associated with the resolution of these contingencies with certainty or confidence; therefore we have not provided an estimate and we have not recorded a liability.

6. Stock Option Plans

As of June 30, 2012, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

As of June 30, 2012, 800,247 shares of our common stock have been reserved for issuance under the ESPP. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 428,604 shares during the six-month period ended June 30, 2012, and no shares were issued during the three-month period ended June 30, 2011. We estimate the value of the employee stock purchase rights on the date of grant using the Black-Scholes model.

The following table summarizes stock option activity for all stock option plans (in thousands, except per share amounts):

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price per share	Weighted average exercise price per share
Balances, December 31, 2011	1,441	10,522	$0.20 – 16.00	$6.69

Additional shares reserved	3,298
Options granted	(3,070)	3,070	$1.89 – 4.79	$4.07
Options exercised	—	(359)	$0.20 – 3.86	$1.56

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price per share	Weighted average exercise price per share
Options canceled	1,257	(1,257)	$1.96 – 16.00	$8.37

Balances, June 30, 2012	2,926	11,976	$0.20 – 16.00	$5.99

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$143	$125	$309	$125
Research and development	1,069	1,537	2,202	3,285
Sales, general and administrative	1,371	1,345	2,259	2,701

Total stock-based compensation expense	$2,583	$3,007	$4,770	$6,111

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair values of the common stock underlying stock options granted through the date of our initial public offering, (“IPO”), were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by our board of directors until such time as our common stock was publicly traded. Our common stock became publicly listed upon our IPO from which time options granted are issued with a strike price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	65.0%	56.0%	65.0%	56.7%
Risk-free interest rate	1.0%	1.9%	1.1%	2.1%
Dividend yield	—	—	—	—

Expected term — Expected term represents the period that our stock-based awards are expected to be outstanding. Our assumptions about the expected term have been on our historic cancellation and exercise experience and trends as well as our expectations for future periods.

Expected volatility — We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected terms of the options.

Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Expected dividend yield — We have never paid dividends and do not expect to pay dividends in the foreseeable future.

Expected forfeiture rate — We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods.

7. Segment Reporting and Geographic Information

We are organized as, and operate in, one reportable segment: the development, manufacturing and marketing of an integrated platform for genetic analysis. Our chief operating decision-maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of our geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

As of June 30, 2012 and December 31, 2011, approximately 66% and 62%, respectively, of our accounts receivable were from domestic customers. As of June 30, 2012 and December 31, 2011, approximately 78% and 85%, respectively, of our net accounts receivable were from three and five individual customers, respectively, each representing at least 10% of our accounts receivable.

During the three- and six-month periods ended June 30, 2012, domestic revenue accounted for 52% and 34%, respectively, of total revenue. For the three- and six-month periods ended June 30, 2011, domestic revenue accounted for 87% of total revenue in both periods.

8. Litigation Settlements

In April 2012, the Company entered into a settlement agreement with Life Technologies Corporation to settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, in April 2012, the Company entered into a settlement and release agreement with Helicos Biosciences Corporation, or Helicos, and Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises, or AzTE, to resolve all existing patent litigation between the parties. The settlement terms with Helicos and AzTE also include other features such as worldwide, non-exclusive limited licenses for the Company to all patents owned by Helicos and the two asserted patents in-licensed by Helicos from AzTE in the field relevant to the Company’s current products, and a perpetual covenant not to sue. The Company determined the principal benefit of the settlement with Helicos and AzTE was the economic benefit of avoiding litigation expenses and that the value attributable to other settlement features was believed to be de minimus. No value was assigned to the licenses from Helicos and AzTE as the Company does not believe any of our current or future products would fall under any valid and enforceable claims in the licensed applications and patents.

As a result of these settlement agreements, we recorded a $1.8 million charge to selling, general and administrative expense during the first quarter of fiscal 2012. The payment of the $1.8 million was made during the six-month period ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. Such forward looking statements include, but are not limited to, statements related to: revenue recognition; our ability to fulfill customer orders; our investments and financing obligations; the effect of global market fluctuations; our expected expenses, including research and development expenses and administrative expenses; our beliefs about our ability to finance our operations; the development and marketability of our products; the potential dilution of current stockholders; our use of any funds raised through the sale of securities; as well as statements of belief and statements of assumptions underlying any of the foregoing. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop, manufacture and market an integrated platform for genetic analysis. Combining recent advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to use our SMRT technology in the DNA sequencing market where we have developed and commercialized our first product, the PacBio RS High Resolution Genetic Analyzer. The PacBio RS consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of the PacBio RS during April 2011. We have financed our operations primarily through the issuance of common stock and convertible preferred stock resulting in $575.0 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting initial customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of June 30, 2012, we had an accumulated deficit of $491.6 million.

Basis of Presentation

Revenue

During the three- and six-month periods ended June 30, 2012 and 2011, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of revenue derived from product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instruments and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

We have recognized revenue relating to all instrument backlog from previous quarters. As of June 30, 2012, our backlog consisted of one instrument and comprised less than $1.0 million. We define backlog as purchase orders or signed contracts for systems from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during the third quarter of 2012.

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

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. As we are in the early stages of the commercial launch of our products, the capacity of our existing service infrastructure exceeds the number of installed customer instruments. Therefore, management has estimated the capacity of the existing service infrastructure and recognizes service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceed the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned, accretion of discounts and amortization of premiums on investment balances, net gains or losses on foreign currency transactions and foreign income taxes. Our interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Other income, net also includes interest expense relating to our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to fluctuate in the future with changes in the obligations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three- and six-month periods ended June 30, 2012, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three-month Periods Ended June 30, 2012 and 2011

	Three-Month Period Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(unaudited)
Revenue:
Product revenue	$5,827	$10,148	$(4,321)	(43%)
Service and other revenue	1,284	192	1,092	569%
Grant revenue	180	290	(110)	(38%)

Total revenue	7,291	10,630	(3,339)	(31%)

Cost of Revenue:
Cost of product revenue	5,382	2,537	2,845	112%
Cost of service and other revenue	1,634	194	1,440	742%

Total cost of revenue	7,016	2,731	4,285	157%

Gross profit	275	7,899	(7,624)	(97%)

Operating Expense:
Research and development	11,272	19,546	(8,274)	(42%)
Sales, general and administrative	11,558	11,016	542	5%

Total operating expense	22,830	30,562	(7,732)	(25%)

Operating loss	(22,555)	(22,663)	(108)	(0%)
Other income, net	68	188	(120)	(64%)

Net loss	$(22,487)	$(22,475)	$12	0%

Revenue

Our total revenue for the second quarter of 2012 was $7.3 million compared to $10.6 million in the second quarter of 2011. Product revenue in the second quarter of 2012 consisted of approximately $4.6 million from sales of our PacBio RS instruments and approximately $1.2 million from sales of consumables compared to $10.0 million from sales of our PacBio RS instruments and $0.2 million from sales of consumables in the second quarter of 2011. Instrument revenue in the three-month periods ended June 30, 2012 and 2011 reflects the seven and 16 instrument installations and acceptances during the period, respectively. Service and other revenue of $1.3 million and $0.2 million, for the second quarter of 2012 and 2011, respectively, was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

We expect our third quarter revenues to decrease sequentially from the second quarter of 2012. We expect our revenues during the third quarter of 2012 to be primarily comprised of recurring consumable revenue within product revenue as well as recurring service revenues.

Grant revenue of $0.2 million and $0.3 million was recognized in the second quarter of 2012 and 2011 respectively. The decrease of $0.1 million or 38% was driven primarily by a decrease in the amount of work performed pursuant to the grants. Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant.

Gross Profit

Gross profit of $0.3 million and $7.9 million for the second quarter of 2012 and 2011 corresponds to the recognition of revenue on seven and 16 PacBio RS instruments, respectively, as well as consumable shipments and services provided to our installed base of instruments. Cost of product revenue of $5.4 million for the second quarter of 2012 reflects the costs relating to components and manufacturing overhead incurred on the seven instruments that were installed and consumables that were shipped during the period. Cost of revenue for the second quarter of 2012 also includes a $0.6 million charge associated with provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of product revenue of $2.5 million for the three-month period ended June 30, 2011 reflects part of the costs relating to components and manufacturing overhead incurred on the 16 instruments that were delivered and installed during the period. A significant portion of the costs associated with the instrument revenue recognized during the second quarter of 2011 were expensed as research and development costs during earlier periods prior to the finalization of the commercial designs, specifications and configurations of our products. Cost of service and other revenue of $1.6 million and $0.2 million for the second quarter of 2012 and 2011, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments. We expect our gross margin will likely be negative during the third quarter of 2012.

Research and Development Expense

During the second quarter of 2012, research and development expenses decreased $8.3 million, or 42%, compared to the second quarter of 2011. The decrease was driven primarily by a $4.8 million decrease in personnel related expense, including stock-based compensation, due to lower headcount in 2012 compared to 2011. The decrease in expenses also includes a $1.1 million decrease in supplies, a $0.9 million decrease related to expensed instrument development components accounted for as development expense in 2011, development materials and prototype-related expenses and a $0.7 million decrease in facility and technology expenses. Research and development expense included stock-based compensation expense of $1.1 million and $1.5 million during the second quarter of 2012 and 2011, respectively. Research and development expenses are expected to be moderately higher in the third quarter of 2012 as compared to the second quarter of 2012. Research and development expenses can fluctuate due to the timing of when certain activities such as prototype expenses occur.

Sales, General and Administrative Expense

For the second quarter of 2012, selling, general and administrative expenses increased $0.5 million, or 5%, compared to the second quarter of 2011. The increase was driven primarily by a $0.4 million increase in personnel related expense, including stock-based compensation, due to increased headcount in 2012 compared to 2011. The increase in expenses also includes a $0.4 million increase in travel, $0.4 million increase in depreciation, and $0.3 million increase in professional services, partially offset by $1.0 million of service cost allocations to cost of service. Allocation of service related costs from sales, general and administrative expense to cost of service began in conjunction with the commercial launch during the second quarter of 2011. Sales, general and administrative expense included stock-based compensation expense of $1.4 million and $1.3 million during the second quarter of 2012 and 2011, respectively. Sales, general and administrative expenses during the third quarter of 2012 are expected to be relatively consistent with the second quarter of 2012.

Other Income, Net

The decrease in other income, net of $0.1 million primarily reflects lower interest income in the second quarter of 2012 compared to the same period in 2011. The decrease in interest income was primarily a result of lower average investment balances in 2012 as compared to 2011.

Comparison of the Six-month Periods Ended June 30, 2012 and 2011

	Six-Month Period Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(unaudited)
Revenue:
Product revenue	$14,542	$10,148	$4,394	43%
Service and other revenue	2,337	192	2,145	1,117%
Grant revenue	450	560	(110)	(20%)

Total revenue	17,329	10,900	6,429	59%

Cost of Revenue:
Cost of product revenue	13,989	2,537	11,452	451%
Cost of service and other revenue	3,217	194	3,023	1,558%

Total cost of revenue	17,206	2,731	14,475	530%

Gross profit	123	8,169	(8,046)	(98%)

Operating Expense:
Research and development	23,345	43,664	(20,319)	(47%)
Sales, general and administrative	26,843	22,135	4,708	21%

Total operating expense	50,188	65,799	(15,611)	(24%)

Operating loss	(50,065)	(57,630)	(7,565)	(13%)
Other income (expense), net	(2)	346	(348)	(101%)

Net loss	$(50,067)	$(57,284)	$(7,217)	(13%)

Revenue

Our total revenue for the six-month period ended June 30, 2012 was $17.3 million compared to $10.9 million in the six-month period ended June 30, 2011. Product revenue in the six-month period ended June 30, 2012 consisted of approximately $12.5 million from sales of our PacBio RS instruments and approximately $2.0 million from sales of consumables compared to $10.0 million from sales of our PacBio RS instruments and $0.2 million from sales of consumables in the six-month period ended June 30, 2011. Instrument revenue in the six-month periods ended June 30, 2012 and 2011 reflects the 18 and 16 instrument installations and acceptances during the periods, respectively. Service and other revenue of $2.3 million and $0.2 million, for the six-month periods ended June 30, 2012 and 2011, respectively, was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

Grant revenue for the six-month period ended June 30, 2012 and 2011 was $0.5 million and $0.6 million, respectively. The decrease of $0.1 million or 20% was driven primarily by a decrease in the amount of work performed pursuant to the grants. Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant.

Gross Profit

Gross profit of $0.1 million and $8.2 million for the six-month periods ended June 30, 2012 and 2011 corresponds to the recognition of revenue on 18 and 16 PacBio RS instruments, respectively, as well as consumable shipments and services provided to our installed base of instruments. Cost of product revenue of $14.0 million for the six-month period ended June 30, 2012 reflects the costs relating to components and manufacturing overhead incurred on the 18 instruments that were installed and consumables that were shipped during the period. Cost of product revenue of $2.5 million for the six-month period ended June 30, 2011 reflects a portion of the costs relating to components and manufacturing overhead incurred on the 16 instruments that were delivered and installed during the period. A significant portion of the costs associated with the instrument revenue recognized during the period in 2011 were expensed as research and development costs during earlier periods prior to the finalization of the commercial designs, specifications and configurations of our products. Cost of revenue for the six-month period ended June 30, 2012 also includes $0.7 million of expense associated with our C2 release in the first quarter of 2012 and a $0.7 million charge associated with provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of service and other revenue of $3.2 million and $0.2 million for the six-month periods ended June 30, 2012 and 2011, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments.

Research and Development Expense

During the six-month period ended June 30, 2012, research and development expenses decreased $20.3 million, or 47%, compared to the same period ended June 30, 2011. The decrease was driven primarily by a $9.3 million decrease in personnel related expense, including stock-based compensation, due to lower headcount in 2012 compared to 2011. The decrease in expenses also includes a $3.9 million decrease related to expensed instrument development components accounted for as development expense in 2011, a $2.4 million decrease in supplies, development materials and prototype-related expenses, a $1.7 million increase in amounts allocated to cost of product revenue as a result of the commercial launch during the second quarter of 2011, a $1.4 million decrease in facility and technology expenses and a net decrease of $1.6 million in other research and development expenses. Research and development expense included stock-based compensation expense of $2.2 million and $3.3 million during the six-month periods ended June 30, 2012 and 2011, respectively.

Research and development expenses incurred during the first quarter of 2011 include costs associated with the finalization of commercial designs, specifications and configurations for our products prior to commercial launch during the second quarter of 2011. During the six-month periods ended June 30, 2012 and 2011, research and development expenses were reduced by the capitalization of $5.3 million and $3.6 million, respectively, of manufacturing overhead into inventory.

Sales, General and Administrative Expense

For the six-month period ended June 30, 2012, selling, general and administrative expenses increased $4.7 million, or 21%, compared to the same period ended June 30, 2011. The increase was driven primarily by a $3.7 million increase in legal expenses primarily related to litigation, including settlement charges of $1.8 million relating to the resolution of two intellectual property matters. Sales, general and administrative expense included stock-based compensation expense of $2.3 million and $2.7 million during the six-month periods ended June 30, 2012 and 2011, respectively.

Other (Expense) Income, Net

The change in other (expense) income, net primarily reflects an increase in realized foreign currency transaction losses and lower interest income in the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011. The decrease in interest income was primarily a result of lower average investment balances in 2012 as compared to 2011.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock and the issuance of common stock through our initial public offering resulting in $575.0 million in net proceeds. As of June 30, 2012, we had cash, cash equivalents and investments of $137.1 million, a decrease of $40.3 million compared to December 31, 2011, reflecting approximately $41.0 million of cash used during the period to fund operations partially offset by $2.0 million of proceeds from financing activities. Although we believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months, we will likely raise additional funds to support our operations through public or private equity or debt financing in the future. This expectation is based on our current operating and financing plans, which are subject to change, and therefore we could require additional funding. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

On May 1, 2012, our registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC). We may from time to time offer up to $150 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. We intend to use the net proceeds from any sale of securities under the shelf registration statement for general corporate purposes. The timing of any offering will be at our discretion and will depend on many factors, including the prevailing market conditions. Specific terms and share prices of any future offering under the registration statement will be established at the time of any such offering, and will be described in a prospectus supplement that we will file with the SEC.

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the six-month periods ended June 30, 2012 and 2011 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $41.0 million for the six-month period ended June 30, 2012 as compared to $64.4 million for the six-month period ended June 30, 2011, due primarily to net losses of $50.1 million and $57.3 million, respectively, partially offset by depreciation and stock-based compensation of $8.1 million and $9.0 million, respectively. In addition, cash used in operating activities decreased for the six-month period ended June 30, 2012 as compared to the same period last year primarily as a result of a decreased accounts receivable balance and inventory levels, partially offset by decreased accrual expenses and other current liabilities in 2012.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash provided by investing activities was $13.7 million for the six-month period ended June 30, 2012, comprised of net maturities of investments of $14.5 million partially offset by purchases of property and equipment of $0.8 million. Net cash used in investing activities during the same period in 2011 totaled $32.4 million, comprised of net purchases of investments of $26.8 million and purchases of property and equipment of $5.6 million.

Financing Activities

For the six-month period ended June 30, 2012, we received $2.0 million of proceeds from the issuance of our common stock through stock option exercises and the sale of shares under our Employee Stock Purchase Plan and for the six-month period ended June 30, 2011, we received $3.7 million from stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2012 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements with our customers, suppliers, licensors and collaborators. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology, or from our performance or non-performance under a contract, or any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We also have certain indemnification obligations to our directors and certain officers, as well as the underwriters from our IPO, and we are incurring costs to defend our directors, certain officers and the underwriters in connection with the securities litigation we are currently a party to (see “Part I, Item 1. Financial Statements — Note 5. Contingencies” to the consolidated financial statements).

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning January 1, 2012. The adoption of this amendment had no impact on our financial position or results of operations.

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

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and our investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and currency balances. Our primary exposure is with the Euro. We designed a hedging policy to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 5. Contingencies and Note 8. Litigation Settlements” to the consolidated financial statements, and is incorporated by reference herein.

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

Our products are complex and involve a large number of unique components, many of which require precision manufacturing. The nature of the products requires customized components that are currently available from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cell chips, reagents and instruments. If we were required to purchase these components from an alternative source, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for some of those components that are currently purchased from a sole or single source supplier, we have not yet arranged for alternative suppliers.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier. Certain of our suppliers and logistics centers are located in regions that have been or may be affected by recent earthquake and tsunami activity, which could disrupt the flow of components and sub-assemblies. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us, we might not be able to manufacture our products and satisfy customer demand in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. We will need to take steps to scale the manufacturing process; including lowering the manufacturing costs of our products as well as improvements to our manufacturing yields and cycle times, manufacturing documentation, and quality assurance and quality control procedures. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing as we scale our operations, our business could be materially harmed.

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

The global economy and credit and capital markets have experienced recent volatility and disruption. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. We may experience changes in other income as a result of volatility in the global economy, including interest rates and expenses. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

It is likely that we will need additional financing to fund our existing operations. Securities we issue to fund our operations could dilute your ownership.

It is likely that we will raise additional funds through public or private debt or equity financing. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, and the new equity securities may have priority rights over current investors. We may delay, limit or eliminate some or all of our proposed operations and research and development if adequate funds are not available.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property can be costly and distract management’s attention and resources. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office (see “Part I, Item 1. Financial Statements — Note 8. Litigation Settlements”). Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalid or unenforceable, in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos (see “Part I, Item 1. Financial Statements — Note 8. Litigation Settlements”). In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In fact, several companies in our industry, such as Affymetrix, Inc., Life Technologies Corporation, Illumina, Inc. and Complete Genomics, Inc., are involved in patent litigation with each other. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, in the past and recently, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see “Part I, Item 1. Financial Statements — Note 5. Contingencies”) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

The holders of a significant number of shares of our common stock will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. We filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, on May 1, 2012, our registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC) and as a result we may from time to time offer up to $150 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination including public sales or private offerings.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the three- and six-month periods ended June 30, 2012.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 7, 2012	By:	/s/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President And Chief Financial Officer

Date: August 7, 2012	By:	/s/ BRIAN B. DOW
Brian B. Dow Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document