Form 10-Q
period 2012-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA INC
filed 2012-11-01
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of October 26, 2012: 56,164,654

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except per share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$32,558	$58,865
Investments	86,844	118,569
Accounts receivable	532	4,557
Inventory, net	10,202	15,517
Prepaid expenses and other current assets	2,202	2,093

Total current assets	132,338	199,601
Property and equipment, net	15,514	18,398
Other long-term assets	356	317

Total assets	$148,208	$218,316

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,897	$4,742
Accrued expenses and other current liabilities	7,009	10,258
Deferred revenue, current	3,555	4,236
Facility financing obligation, current	165	140

Total current liabilities	13,626	19,376
Deferred revenue, non-current	1,000	1,616
Deferred rent and other long-term liabilities	2,386	3,075
Facility financing obligation, non-current	2,659	2,786

Total liabilities	19,671	26,853

Stockholders’ equity
Preferred Stock, $0.001 par value: Authorized 50,000 shares; No shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock and additional paid-in-capital, $0.001 par value: Authorized 1,000,000 shares; Issued and outstanding 56,165 shares at September 30, 2012 and 54,964 shares at December 31, 2011	642,822	632,961
Accumulated other comprehensive income	66	57
Accumulated deficit	(514,351)	(441,555)

Total stockholders’ equity	128,537	191,463

Total liabilities and stockholders’ equity	$148,208	$218,316

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
(in thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:
Product revenue	$1,268	$9,819	$15,810	$19,966
Service and other revenue	1,283	535	3,620	728
Grant revenue	225	165	675	725

Total revenue	2,776	10,519	20,105	21,419

Cost of Revenue:
Cost of product revenue	960	6,546	14,949	9,083
Cost of service and other revenue	1,626	645	4,843	839

Total cost of revenue	2,586	7,191	19,792	9,922

Gross profit	190	3,328	313	11,497

Operating Expense:
Research and development	12,626	20,001	35,971	63,665
Sales, general and administrative	10,143	12,764	36,986	34,899

Total operating expense	22,769	32,765	72,957	98,564

Operating loss	(22,579)	(29,437)	(72,644)	(87,067)
Other income (expense), net	(150)	156	(152)	502

Net loss	$(22,729)	$(29,281)	$(72,796)	$(86,565)

Basic and diluted net loss per share	$(0.41)	$(0.54)	$(1.31)	$(1.62)

Shares used in computing basic and diluted net loss per share	55,877	54,283	55,582	53,466

Comprehensive loss	$(22,738)	$(29,466)	$(72,787)	$(86,548)

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities
Net loss	$(72,796)	$(86,565)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,041	4,296
Stock-based compensation	7,158	9,100
Other items	270	42
Changes in assets and liabilities
Accounts receivable	4,025	(4,093)
Inventory	4,151	(15,071)
Prepaid expenses and other assets	734	1,764
Accounts payable	(1,845)	(1,209)
Accrued expenses and other current liabilities	(3,249)	1,658
Deferred revenue	(1,297)	749
Deferred rent and other long-term liabilities	(791)	1,127

Net cash used in operating activities	(58,599)	(88,202)

Cash flows from investing activities
Purchase of property and equipment	(1,263)	(7,846)
Purchase of investments	(69,436)	(232,957)
Sales of investments	7,896	36,520
Maturities of investments	92,392	194,929

Net cash provided by (used in) investing activities	29,589	(9,354)

Cash flows from financing activities
Proceeds from issuance of common stock	2,703	7,486

Net cash provided by financing activities	2,703	7,486

Net decrease in cash and cash equivalents	(26,307)	(90,070)
Cash and cash equivalents at beginning of period	58,865	147,650

Cash and cash equivalents at end of period	$32,558	$57,580

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment for internal use	$1,164	$1,673

Vesting of stock options related to early exercises	$—	$780

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2011 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on February 29, 2012. The results of operations for the first nine months of fiscal 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, amounts relating to the resolution of legal matters, assumptions used in computing stock-based compensation expense, provisions for income taxes, inventory valuation and reserves, and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

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

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgments and consider factors specific to the asset or liability.

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of September 30, 2012 and December 31, 2011, respectively (in thousands):

(in thousands)	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$13,362	$—	$13,362	$49,267	$—	$49,267
Commercial paper	—	19,196	19,196	—	9,598	9,598

Investments:
Commercial paper	—	25,680	25,680	—	29,772	29,772
Corporate debt securities	—	31,667	31,667	—	37,387	37,387
Asset backed securities	—	3,435	3,435	—	9,909	9,909
Certificates of deposits	—	4,019	4,019	—	4,034	4,034
U.S. government and agency securities	—	22,043	22,043	—	37,467	37,467

Total assets measured at fair value	$13,362	$106,040	$119,402	$49,267	$128,167	$177,434

Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. For the three- and nine-month periods ended September 30, 2012, there were no transfers between Level 1 and Level 2 investments and there were no changes in our valuation techniques.

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

We periodically review our investments for indicators of impairment and recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investment’s fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the three- and nine-month periods ended September 30, 2012 and 2011, we did not record impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue consists of sales of our PacBio RS instrument and related consumables, and service and other revenue primarily consists of revenue earned from product maintenance agreements. Grant revenue reflects revenue from government grants that generally provide cost reimbursement for certain types of expenditures in return for research and development activities over a contractually defined period. Revenue from grants is recognized in the period during which the related costs are incurred, provided that the conditions under which the grants were provided have been met.

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

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Net loss per share	2012	2011	2012	2011
Numerator:
Net loss	$(22,729)	$(29,281)	$(72,796)	$(86,565)

Denominator:
Weighted average shares of common stock outstanding	55,877	54,283	55,582	53,541
Less: Shares of common stock subject to repurchase	—	—	—	(75)

Weighted average shares used in computation of basic and diluted net loss per share	55,877	54,283	55,582	53,466

Basic and diluted net loss per share	$(0.41)	$(0.54)	$(1.31)	$(1.62)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	As of September 30,
	2012	2011
Options outstanding	10,973	8,825
Warrants to purchase common stock	10	10

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to modify the definition of and requirements for measurement of and disclosure concerning fair value. We adopted this guidance beginning January 1, 2012. The adoption of this amendment had no impact on our financial position or results of operations.

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

The following table summarizes our investments as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$13,362	$—	$—	$13,362
Commercial paper	19,194	2	—	19,196

Total cash and cash equivalents	32,556	2	—	32,558

Investments:
Commercial paper	25,676	7	(3)	25,680
Corporate debt securities	31,626	41	—	31,667
Asset backed securities	3,432	3	—	3,435
Certificates of deposit	4,011	8	—	4,019
U.S. government and agency securities	22,035	8	—	22,043

Total investments	86,780	67	(3)	86,844

Total cash, cash equivalents and investments	$119,336	$69	$(3)	$119,402

	As of December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$49,267	$—	$—	$49,267
Commercial paper	9,599	—	(1)	9,598

Total cash and cash equivalents	58,866	—	(1)	58,865

Investments:
Commercial paper	29,767	5	—	29,772
Corporate debt securities	37,379	65	(57)	37,387
Asset backed securities	9,904	7	(2)	9,909
Certificates of deposit	4,026	9	(1)	4,034
U.S. government and agency securities	37,435	35	(3)	37,467

Total investments	118,511	121	(63)	118,569

Total cash, cash equivalents and investments	$177,377	$121	$(64)	$177,434

The estimated fair value of marketable debt securities (corporate debt securities, municipal bonds, U.S. government and agency securities, and U.S. treasury securities) as of September 30, 2012, by contractual maturity, are as follows:

Fair Value
Due in one year or less	$102,605
Due after one year through 3 years	3,435

Total investments in debt securities	$106,040

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

4. Balance Sheet Components

As of September 30, 2012 and December 31, 2011 our inventory, net, consisted of the following components (in thousands):

	September 30, 2012	December 31, 2011
Purchased materials, net	$4,332	$5,273
Work in process, net	3,133	5,347
Finished goods, net	2,737	4,897

Inventory, net	$10,202	$15,517

As of September 30, 2012 and December 31, 2011, our accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Salaries and benefits	$4,128	$5,284
Legal services and matters	265	770
Customer deposits	869	1,503
Short-term portion of deferred rent	917	844
Other professional services	184	1,145
Other	646	712

Accrued expenses and other current liabilities	$7,009	$10,258

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Three putative class action lawsuits were filed against us and certain of our officers and directors in the Superior Court of the State of California, County of San Mateo. These actions were brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The claims were initiated between October 2011 and April 2012 and have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The plaintiffs in the State Court Action seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. Defendants in the State Court Action filed a motion to stay that lawsuit in deference to the Primo action pending in federal district court. On May 25, 2012, the Superior Court denied Defendants’ motion to stay. Defendants in the State Court Action also filed a demurrer to certain of plaintiffs’ claims, which was sustained in part and overruled in part on October 16, 2012. The Court also granted plaintiffs leave to amend their complaint.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws arising out of alleged misstatements or omissions in our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action. Defendants in the Primo action have filed a motion to dismiss the amended complaint. A hearing on Defendants’ motion to dismiss was held on October 11, 2012. A decision on the motion to dismiss has not yet been issued.

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

6. Litigation Settlements

During April 2012, the Company entered into a settlement agreement with Life Technologies Corporation to settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, during April 2012, the Company entered into a settlement and release agreement with Helicos Biosciences Corporation, or Helicos, and Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises, or AzTE, to resolve all existing patent litigation between the parties. The settlement terms with Helicos and AzTE also include other features such as worldwide, non-exclusive limited licenses for the Company to all patents owned by Helicos and the two asserted patents in-licensed by Helicos from AzTE in the field relevant to the Company’s current products, and a perpetual covenant not to sue. The Company determined the principal benefit of the settlement with Helicos and AzTE was the economic benefit of avoiding litigation expenses and that the value attributable to other settlement features was believed to be de minimus. No value was assigned to the licenses from Helicos and AzTE as the Company does not believe any of our current or future products would fall under any valid and enforceable claims in the licensed applications and patents.

We recorded a $1.8 million charge to selling, general and administrative expense during the first quarter of fiscal 2012. The payment of the $1.8 million was made during the six-month period ended June 30, 2012.

7. Stock Option Plans

As of September 30, 2012, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.

As of September 30, 2012, 395,973 shares of our common stock have been reserved for issuance under the ESPP. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 404,274 and 832,878 shares during the three and nine-month periods ended September 30, 2012 respectively, and 620,424 shares were issued during the three and nine-month periods ended September 30, 2011. We estimate the value of the employee stock purchase rights on the date of grant using the Black-Scholes model.

The following table summarizes stock option activity for all stock option plans (in thousands, except per share amounts):

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price per share	Weighted average exercise price per share
Balances, December 31, 2011	1,441	10,522	$0.20 – 16.00	$6.69

Additional shares reserved	3,298
Options granted	(3,507)	3,507	$1.81 – 4.79	$3.80
Options exercised	—	(368)	$0.20 – 3.86	$1.56
Options canceled	2,688	(2,688)	$1.96 – 16.00	$8.37

Balances, September 30, 2012	3,920	10,973	$0.20 – 16.00	$5.99

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$84	$125	$393	$250
Research and development	1,181	1,509	3,384	4,794
Sales, general and administrative	1,123	1,355	3,381	4,056

Total stock-based compensation expense	$2,388	$2,989	$7,158	$9,100

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

The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	60.0%	60.0%	64.6%	57.6%
Risk-free interest rate	0.9%	1.3%	1.1%	1.9%
Dividend yield	—	—	—	—

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

8. Subsequent Events

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market offering.” We are not obligated to make any sales of shares under the Sales Agreement. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor.

9. Restructuring

During September 2011, we implemented a workforce reduction of approximately 130 employees, or 28% of our workforce. The actions taken were in consideration of uncertainties associated with the economic environment and to position the Company for long-term success. The costs associated with this restructuring consisted of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense for the three and nine-month periods ended September 30, 2011. The accrued restructuring balance as of December 31, 2011 and September 30, 2012 is zero, as all related amounts had been settled or paid.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. Such forward looking statements include, but are not limited to, statements related to: our expectations regarding our future losses, our expectations regarding our future sources of revenue, the timing of the conversion of our backlog, our expectations regarding our operating expenses; our expectations regarding our interest expense, our financial outlook; our expected revenues, gross margin, research and development expenses, and sales, general and administrative expenses, revenue recognition; our ability to fulfill customer orders; our investments and financing obligations; the effect of global market fluctuations; our expected expenses, including research and development expenses and administrative expenses; our beliefs about our ability to finance our operations; the development and marketability of our products; the potential dilution of current stockholders; our use of any funds raised through the sale of securities; as well as statements of belief and statements of assumptions underlying any of the foregoing. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We have developed and commercialized an integrated platform for genetic analysis. Combining nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to use our SMRT technology in the DNA sequencing market where we have developed and commercialized our first product, the PacBio RS High Resolution Genetic Analyzer. The PacBio RS consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

Since our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of the PacBio RS during April 2011. We have financed our operations primarily through the issuance of common and convertible preferred stock resulting in $575.0 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of September 30, 2012, we had an accumulated deficit of $514.4 million.

Basis of Presentation

Revenue

During the three- and nine-month periods ended September 30, 2012 and 2011, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of revenue derived from product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

We anticipate that our future revenue will be generated primarily from sales of our PacBio RS instruments and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

As of September 30, 2012, our backlog was comprised of five instruments. We define backlog as purchase orders or signed contracts for systems from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during the fourth quarter of 2012 and the first quarter of 2013.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. As excess manufacturing resources are engaged in next generation product research and development, production of product used internally for R&D, and other R&D support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

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

Restructuring Expense. During September 2011, we implemented a workforce reduction of approximately 130 employees, or 28% of our workforce. The actions taken were in consideration of uncertainties associated with the economic environment and to position us for long-term success. The cost associated with this restructuring consists of termination benefits of approximately $4.9 million, of which $3.5 million is included in research and development expense and $1.4 million is included in sales, general and administrative expense for the three- and nine-month periods ended September 30, 2011.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned, accretion of discounts and amortization of premiums on investment balances, net gains or losses on foreign currency transactions, net losses from disposal of fixed assets, and foreign income taxes. Our interest income will vary each reporting period depending on our average investment balances during the period and market interest rates. Other income, net also includes interest expense relating to our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to fluctuate in the future with changes in the obligations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three- and nine-month periods ended September 30, 2012, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2012 and 2011

	Three-Month Period Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(unaudited)
Revenue:
Product revenue	$1,268	$9,819	$(8,551)	(87%)
Service and other revenue	1,283	535	748	140%
Grant revenue	225	165	60	36%)

Total revenue	2,776	10,519	(7,743)	(74%)

Cost of Revenue:
Cost of product revenue	960	6,546	(5,586)	(85%)
Cost of service and other revenue	1,626	645	981	152%

Total cost of revenue	2,586	7,191	(4,605)	(64%)

Gross profit	190	3,328	(3,138)	(94%)

Operating Expense:
Research and development	12,626	20,001	(7,375)	(37%)
Sales, general and administrative	10,143	12,764	(2,621)	(21%)

Total operating expense	22,769	32,765	(9,996)	(31%)

Operating loss	(22,579)	(29,437)	6,858	23%
Other income (expense), net	(150)	156	(306)	(196%)

Net loss	$(22,729)	$(29,281)	$6,552	22%

Revenue

Our total revenue for the third quarter of 2012 was $2.8 million compared to $10.5 million in the third quarter of 2011. Product revenue in the third quarter of 2012 consisted of approximately $1.3 million from sales of consumables compared to $9.4 million from sales of our PacBio RS instruments and $0.4 million from sales of consumables in the third quarter of 2011. Instrument revenue in the three-month period ended September 30, 2011 reflects 15 instrument installations and acceptances during the period. No revenue from the sale of PacBio RS instruments was recognized during the third quarter of 2012. Service and other revenue of $1.3 million and $0.5 million, for the third quarter of 2012 and 2011, respectively, was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

We expect our fourth quarter revenue to increase sequentially from the third quarter of 2012 primarily reflecting increases in both instrument revenue and recurring consumable revenue.

Gross Profit

Gross profit of $0.2 million and $3.3 million for the third quarter of 2012 and 2011, respectively, pertains to consumable shipments and services provided to our installed base of instruments as well as the recognition of revenue on 15 PacBio RS instruments during the third quarter of 2011. Cost of product revenue of $1.0 million for the third quarter of 2012 reflects the costs relating to components and manufacturing overhead incurred on the consumables that were shipped during the period. Cost of product revenue of $6.5 million for the three-month period ended September 30, 2011 reflects part of the costs relating to components and manufacturing overhead incurred on the 15 instruments that were delivered and installed during the period. A significant portion of the costs associated with the instrument revenue recognized during the third quarter of 2011 were expensed as research and development costs during earlier periods prior to the finalization of the commercial designs, specifications and configurations of our products. Cost of service and other revenue of $1.6 million and $0.6 million for the third quarter of 2012 and 2011, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments. We expect our overall gross margin will be near break-even during the fourth quarter of 2012.

Research and Development Expense

During the third quarter of 2012, research and development expenses decreased $7.4 million, or 37%, compared to the third quarter of 2011. The decrease was driven primarily by a $7.1 million decrease in personnel related expense, including stock-based compensation, due to lower headcount in 2012 compared to 2011. The decrease in expenses also includes a $1.3 million decrease in supplies, equipment and consulting costs, offset by a $1.3 million increase in amounts allocated to research and development as a result of decreased commercial production volumes. Research and development expense included stock-based compensation expense of $1.2 million and $1.5 million during the third quarter of 2012 and 2011, respectively. Research and development expense for the third quarter of 2011 include $3.5 million of restructuring costs. Research and development expenses during the fourth quarter of 2012 are expected to be comparable to those incurred during the third quarter of 2012. Research and development expenses can fluctuate due to the timing of when certain activities such as prototype expenses occur.

Sales, General and Administrative Expense

For the third quarter of 2012, selling, general and administrative expenses decreased $2.6 million, or 21%, compared to the third quarter of 2011. The decrease was driven primarily by a $1.1 million decrease in personnel related expense, including stock-based compensation, due to decreased headcount in 2012 compared to 2011. The decrease in expenses also reflects a $0.7 million increase in service cost allocations to cost of service and a $0.7 million decrease in professional and consulting services. Sales, general and administrative expense included stock-based compensation expense of $1.1 million and $1.4 million during the third quarter of 2012 and 2011, respectively. Included in sales, general and administrative expense for the third quarter of 2011 is $1.4 million of restructuring costs. Sales, general and administrative expenses during the fourth quarter of 2012 are expected to be comparable to those incurred during the third quarter of 2012.

Other Income (Expense), Net

Other income (expense), net changed from $0.2 million of net income in the third quarter of 2011 to $0.2 million net expense in the third quarter of 2012 with the change primarily attributed to fixed assets written off during the third quarter of 2012.

Comparison of the Nine-Month Periods Ended September 30, 2012 and 2011

	Nine-Month Period Ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(unaudited)
Revenue:
Product revenue	$15,810	$19,966	$(4,156)	(21%)
Service and other revenue	3,620	728	2,892	397%
Grant revenue	675	725	(50)	(7%)

Total revenue	20,105	21,419	(1,314)	(6%)

Cost of Revenue:
Cost of product revenue	14,949	9,083	5,866	65%
Cost of service and other revenue	4,843	839	4,004	477%

Total cost of revenue	19,792	9,922	9,870	99%

Gross profit	313	11,497	(11,184)	(97%)

Operating Expense:
Research and development	35,971	63,665	(27,694)	(43%)
Sales, general and administrative	36,986	34,899	2,087	6%

Total operating expense	72,957	98,564	(25,607)	(26%)

Operating loss	(72,644)	(87,067)	14,423	17%
Other income (expense), net	(152)	502	(654)	(130%)

Net loss	$(72,796)	$(86,565)	$13,769	16%

Revenue

Our total revenue for the nine-month period ended September 30, 2012 was $20.1 million compared to $21.4 million in the nine-month period ended September 30, 2011. Product revenue during the nine-month period ended September 30, 2012 consisted of approximately $12.5 million from sales of our PacBio RS instruments and approximately $3.3 million from sales of consumables compared to $19.4 million from sales of our PacBio RS instruments and $0.6 million from sales of consumables during the nine-month period ended September 30, 2011. Instrument revenue for the nine-month periods ended September 30, 2012 reflects the 18 instrument installations and acceptances during the period. Instrument revenue for the nine-month periods ended September 30, 2011 reflects the 31 instrument installations, 11 of which were beta instruments that were upgraded to commercial specifications, and 20 additional instruments delivered and installed during the period. Service and other revenue of $3.6 million and $0.7 million, for the nine-month periods ended September 30, 2012 and 2011, respectively, was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments.

Gross Profit

Gross profit of $0.3 million and $11.5 million for the nine-month periods ended September 30, 2012 and 2011 corresponds to the recognition of revenue on 18 and 31 PacBio RS instruments, respectively, as well as consumable shipments and services provided to our installed base of instruments. Cost of product revenue of $14.9 million for the nine-month period ended September 30, 2012 reflects the costs relating to components and manufacturing overhead incurred on the 18 instruments that were installed and consumables that were shipped during the period. Cost of product revenue of $9.1 million for the nine-month period ended September 30, 2011 reflects a portion of the costs relating to components and manufacturing overhead incurred on the 31 instruments that were delivered and installed during the period. A significant portion of the costs associated with the instrument revenue recognized during the period in 2011 were expensed as research and development costs during earlier periods prior to the finalization of the commercial designs, specifications and configurations of our products. Cost of revenue for the nine-month period ended September 30, 2012 also included $0.7 million of expense associated with our C2 release in the first quarter of 2012 and a $0.9 million charge associated with provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of service and other revenue of $4.8 million and $0.8 million for the nine-month periods ended September 30, 2012 and 2011, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments.

Research and Development Expense

During the nine-month period ended September 30, 2012, research and development expenses decreased $27.7 million, or 43%, compared to the same period ended September 30, 2011. The decrease was driven primarily by a $16.4 million decrease in personnel related expense, including stock-based compensation, due to lower headcount in 2012 compared to 2011. The decrease in expenses also includes a $4.0 million decrease related to expensed instrument development components accounted for as development expense in 2011, a $3.2 million decrease in supplies, development materials and prototype-related expenses, a $1.3 million decrease in facility and technology expenses, a $1.0 million decrease in consulting and professional services and a net decrease of $1.8 million in other research and development expenses. Additionally, research and development expense for the nine-month period ended September 30, 2011 included $3.5 million of restructuring costs. Research and development expense included stock-based compensation expense of $3.4 million and $4.8 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

Research and development expenses incurred during the first quarter of 2011 include costs associated with the finalization of commercial designs, specifications and configurations for our products prior to commercial launch during the second quarter of 2011. During the nine-month periods ended September 30, 2012 and 2011, research and development expenses were reduced by the capitalization of $6.5 million and $6.1 million, respectively, of manufacturing overhead into inventory.

Sales, General and Administrative Expense

For the nine-month period ended September 30, 2012, selling, general and administrative expenses increased $2.1 million, or 6%, compared to the same period ended September 30, 2011. The increase was driven primarily by a $3.6 million increase in legal and other professional and consulting expenses primarily related to litigation, including settlement charges of $1.8 million relating to the resolution of two intellectual property matters. The increase in expenses also includes a $0.9 million increase in depreciation expense partially offset by $2.6 million increase in service cost allocations to cost of service. Allocation of service related costs from sales, general and administrative expense to cost of service began in conjunction with the commercial launch during the second quarter of 2011. Sales, general and administrative expense included stock-based compensation expense of $3.4 million and $4.1 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Included within sales, general and administrative expenses for the nine-month period ended September 30, 2011 is $1.4 million of restructuring costs.

Other (Expense) Income, Net

Other income (expense), net changed from $0.5 million of net income for the nine-month period ended September 30, 2011 to a net expense of $0.2 million for the nine-month period ended September 30, 2012. The change was primarily attributed to fixed assets written off during the first and third quarter of 2012 and lower interest income in the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011. The decrease in interest income was primarily a result of lower average investment balances in 2012 as compared to 2011.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of convertible preferred stock and the issuance of common stock through our initial public offering resulting in $575.0 million in net proceeds. As of September 30, 2012, we had cash, cash equivalents and investments of $119.4 million, a decrease of $58.0 million compared to December 31, 2011, reflecting approximately $58.6 million of cash used during the period to fund operations and $1.3 million of fixed asset purchases partially offset by $2.7 million of proceeds from employee stock plans. Although we believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months, we expect to raise additional funds to support our operations through public or private equity or debt financing in the future. This expectation is based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

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

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date.

On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market offering.” We are not obligated to make any sales of shares under the Sales Agreement. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property.

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2012 and 2011 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $58.6 million for the nine-month period ended September 30, 2012 as compared to $88.2 million for the nine-month period ended September 30, 2011, due primarily to net losses of $72.8 million and $86.6 million, respectively, partially offset by depreciation and stock-based compensation of $12.2 million and $13.4 million, respectively. In addition, cash used in operating activities decreased for the nine-month period ended September 30, 2012 as compared to the same period last year primarily as a result of a decreased accounts receivable balance and inventory levels, partially offset by decreased accrued expenses and other current liabilities in 2012.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash provided by investing activities was $29.6 million for the nine-month period ended September 30, 2012, comprised of net maturities of investments of $30.9 million partially offset by purchases of property and equipment of $1.3 million. Net cash used in investing activities during the same period in 2011 totaled $9.4 million, comprised of net purchases of investments of $1.6 million and purchases of property and equipment of $7.8 million.

Financing Activities

For the nine-month period ended September 30, 2012, we received $2.7 million of proceeds from the issuance of our common stock through stock option exercises and the sale of shares under our Employee Stock Purchase Plan and for the nine-month period ended September 30, 2011, we received $7.5 million from stock option exercises and the sale of shares under our Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As of September 30, 2012 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements with our customers, suppliers, licensors and collaborators. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with a trade secret, copyright, patent or other intellectual property infringement claim by a third party with respect to its technology, or from our performance or non-performance under a contract, or any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. We also have certain indemnification obligations to our directors and certain officers, as well as the underwriters from our IPO, and we are incurring costs to defend our directors, certain officers and the underwriters in connection with several securities litigation lawsuits that we are currently a party to as described above in “Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements.

Recent Accounting Pronouncements

In 2011 the FASB issued Accounting Standards Update No. 2011-04, to modify the definition of and requirements for measurement of and disclosure concerning fair value. We adopted this guidance beginning January 1, 2012. The adoption of this amendment had no impact on our financial position or results of operations.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 5. Contingencies and Note 6. Litigation Settlements” to the consolidated financial statements, and is incorporated by reference herein.

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

In order to successfully derive revenue from our products, we need to supply our customers with consumable kits to be used with our instruments. We have limited experience manufacturing these consumable kits. For example, the manufacture of our SMRT Cells involves complex manufacturing processes. Since we are in an early phase of producing SMRT Cells, our current manufacturing yields are low and therefore the cost of manufacturing these products is high. Our customers have experienced variability in the performance of our SMRT Cells. There is no assurance that we will be able to manufacture our consumable kits or SMRT Cells so that they consistently achieve the product specifications and quality that our customers expect. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing capacity for our consumable kits or SMRT Cells to meet anticipated demand. An inability to manufacture consumable kits and SMRT Cells that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier. Certain of our suppliers and logistics centers are located in regions that have been or may be affected by earthquake and tsunami activity, which could disrupt the flow of components and sub-assemblies. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us, we might not be able to manufacture our products and satisfy customer demand in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. We will need to take steps to scale the manufacturing process; including lowering the manufacturing costs of our products as well as improvements to our manufacturing yields and cycle times, manufacturing documentation, and quality assurance and quality control procedures. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing as we scale our operations, our business could be materially harmed.

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

It is likely that we will raise additional funds through public or private debt or equity financing. Such additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. If we raise funds by issuing equity securities, the percentage ownership of our stockholders will be reduced, and the new equity securities may have priority rights over current investors. In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market offering.” We are not obligated to make any sales of shares under the Sales Agreement. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property.

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

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any future product liability insurance that we procure may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we do obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership, including pursuant to any sales of equity securities we may make under our Form S-3 Registration Statement, could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property can be costly and distract management’s attention and resources. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office (see “Part I, Item 1. Financial Statements –Note 6. Litigation Settlements”). Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalid or unenforceable, in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

We could in the future be subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos (see “Part I, Item 1. Financial Statements –Note 6. Litigation Settlements”). In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In fact, several companies in our industry, such as Life Technologies Corporation, Illumina, Inc. and Complete Genomics, Inc., are involved in patent litigation with each other. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into the Sales Agreement with Cantor pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market offering.” We are not obligated to make any sales of shares under the Sales Agreement. The sale of securities under the Form S-3 registration statement, including pursuant to the Sales Agreement, will result in dilution of our stockholders and could cause our share price to fall. In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares pursuant to the Sales Agreement through March 2013. We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders.

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the three- and nine-month periods ended September 30, 2012.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 1, 2012	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: November 1, 2012	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Controlled Equity OfferingSM Sales Agreement, dated October 5, 2012, by and between the registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of Form 8-K (File 001-34899) filed on October 5, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document