Form 10-K
period 2012-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2013-03-15
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2012, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $89,575,000. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of March 7, 2013: 57,497,327

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be held on May 23, 2013 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, statements regarding the sequencing advantages of our SMRT technology, our market opportunity, our strategic plans, our expectation regarding the conversion of backlog to revenue, our manufacturing plans, our research and development plans, our competition, our intent regarding dividends, our expectation regarding our unrecognized income tax benefits, the sufficiency of our cash, cash equivalents and investments to fund our projected operating requirements, and the effects of recent accounting pronouncements on our financial statements. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.	BUSINESS

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. We have developed a technology to study the synthesis, composition, structure, and regulation of DNA. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform using our proprietary single molecule, real-time, or SMRT, technology. Our SMRT technology uses the natural processing power of enzymes, combined with specially designed reagents and detection systems, to record individual biochemical events as they occur. The ability to observe single molecule events in real time provides the scientific community with an advanced tool for investigating basic biochemical processes such as DNA synthesis. Our SMRT technology has the potential to advance scientific understanding by providing a window into biological processes that has not previously been open.

Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform, the PacBio RS High Resolution Genetic Analyzer, using our proprietary SMRT technology. The PacBio RS maintains many of the key attributes of first and second generation sequencing technologies while solving many of their inherent limitations, including short readlengths, limited flexibility, long time to result, complex sample preparation and risk of amplification bias. Our system provides long readlengths, flexibility in experimental design, fast time to result, and ease of use. The PacBio RS consists of an instrument platform that uses our proprietary consumables, which are currently comprised of our SMRT Cells and several chemical reagent kits used to prepare and sequence DNA samples. Our system is designed to be integrated into existing laboratory workflows and information systems.

Pacific Biosciences of California, Inc., formerly Nanofluidics, Inc. was incorporated in the State of Delaware in 2000. Our executive offices are located at 1380 Willow Road, Menlo Park, California 94025, and our telephone number is (650) 521-8000.

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

In humans, there are approximately three billion DNA base-pairs in the molecular blueprint of life, called the genome. These three billion bases are divided into 23 chromosomes ranging in size from 50 million to 250 million bases. Normally, there are two complete copies of the genome contained in each cell, one of maternal origin and the other of paternal origin. When cells divide, the genomes are replicated by an enzyme called DNA polymerase, which visits each base in the sequence, creating a complementary copy of each chromosome using building blocks called nucleotides. Contained within these chromosomes are approximately 23,000 smaller regions, called genes, each one containing the recipe for a protein or group of related proteins. The natural process of protein production takes place in steps. In a simplified model, the first step is transcription, a process in which an enzyme called RNA polymerase uses DNA as a template to synthesize new strands of messenger RNA, or mRNA. The mRNAs are then translated into proteins by ribosomes. The resulting proteins go on to play crucial roles in cellular structure and function and thus the operation of biological systems.

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

Recent discoveries have highlighted additional complexities in the building blocks of DNA and RNA, including the presence of modified bases. It has long been known that in humans and many other multicellular organisms, the cytosine bases can be chemically modified through the addition of a methyl group in a process called methylation. These chemical modifications have been shown to play a role in embryonic development, have important impacts on diseases such as cancer and can even affect the characteristics of offspring for multiple generations. More recently, it has been discovered that other bases, such as hydroxymethylcytosine, or hmC, 8-Oxoguanine and many others, play important physiological roles. In bacteria, 6-methyladenine has been shown to play an important role in pathogenicity

In a recently published study in Nature Biotechnology of the Shiga-toxin-producing E. coli strain that caused a serious outbreak in northern Germany in 2011 which killed approximately fifty people and sickened over 1,000 others, researchers had previously sequenced the genome of the same strain; however, the data had not explained the high virulence of the strain. By analyzing the outbreak strain sequence for 6-methyladenine residues using the PacBio RS, researchers discovered a series of methylase-like enzymes that targeted specific sequences throughout the genome as they made their chemical changes. Follow-up studies of a particular methylase suggest that it alters the expression of gene pathways related to horizontal gene transfer — an important property that could be linked to virulence.

Another source of complexity derives from the processing of RNA molecules after being transcribed from the genome. The majority of all genes code for different forms of a protein that can be made depending on the structure of the RNA molecule, referred to as splice variants. A detailed understanding of both the expression pattern and regulation of these variants is believed to play an important role in a number of critical biological processes.

Recent advances in our understanding of biological complexity have highlighted the need for advanced tools such as the PacBio RS to study DNA, RNA and proteins. In the field of DNA sequencing incremental technological advances have provided novel insights into the structure and function of the genome. Despite these advances, researchers have not been able to fully characterize the human genome and the genomes of other living organisms because of inherent limitations in these tools.

Evolution of Sequencing

In order to understand the limitations of current DNA sequencing technologies, it is important to understand the sequencing process. This consists of three phases: sample preparation, physical sequencing, and analysis. The first step of sample preparation is to either break the target genome into multiple small fragments, or depending on the amount of sample DNA available, amplify the target region using a variety of molecular methods. In the physical sequencing phase, the individual bases in each fragment are identified in order, creating individual reads. The number of individual bases identified contiguously is defined as readlength. In the analysis phase, bioinformatics software is used to align overlapping reads, which allows the original genome to be assembled into contiguous sequence. The longer the readlength, the easier it is to assemble the genome.

First Generation Sequencing

First generation sequencing, also referred to as “Sanger sequencing,” was originally developed by Frederick Sanger in 1977. With this technology, during sample preparation, scientists first make different sized fragments of DNA each starting from the same location. Each fragment ends with a particular base that is labeled with one of four fluorescent dyes corresponding to that particular base. Then all of the fragments are distributed in order of their length by driving them through a gel. Information regarding the last base is used to determine the original sequence. Under standard conditions, this method results in a readlength that is approximately 700 bases on average, but may be extended to 1,000 bases. These are relatively long readlengths compared with many other sequencing methods. However, first generation sequencing is limited by the small amounts of data that can be processed per unit of time, referred to as throughput.

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

Due to the large number of flushing, scanning and washing cycles required, the time to result for second generation methods is generally long, often taking days. This repetitive process also limits the average readlength produced by most second generation systems under standard sequencing conditions to approximately 35 to 400 bases. The array of DNA anchor locations can have a high density of DNA fragments, leading to extremely high overall throughput and a resultant low cost per identified base when the machine is run at high capacity. However, the disadvantages of second generation sequencing include short readlength, complex sample preparation, the need for amplification, long time to result, the need for many samples to justify machine operation and significant data storage and interpretation requirements.

First and second generation sequencing technologies have led to a number of scientific advances. However, given the inherent limitations of these technologies, researchers still have not been able to unravel the complexity of genomes.

Pacific Biosciences’ Solution — The Third Generation of Sequencing Technology

We have developed a technology platform that enables single molecule, real-time, or SMRT, detection of biological processes. Based on our SMRT technology platform, we have introduced a third generation DNA sequencing system, the PacBio RS, that addresses many of the limitations of the first and second generation technologies, by providing longer readlengths, increased flexibility, reduced time to result, simplified sample preparation and elimination of amplification bias. In addition, the PacBio RS enables the study of modified bases through its unique feature of detecting the kinetics of base incorporation during DNA synthesis.

Pacific Biosciences’ SMRT Technology

Our SMRT technology enables the observation of DNA synthesis as it occurs in real time by harnessing the natural process of DNA replication, which in nature is a highly efficient and accurate process actuated by the DNA polymerase. The DNA polymerase attaches itself to a strand of DNA to be replicated, examines the individual base at the point it is attached, and then determines which of four building blocks, or nucleotides, is required to complement that individual base. After determining which nucleotide is required, the polymerase incorporates that nucleotide into the growing strand that is being produced. After incorporation, the enzyme advances to the next base to be replicated and the process is repeated.

To overcome the challenges inherent in observing the natural activity of the DNA polymerase, an enzyme that is 15 nanometers (nm) in diameter running in real time, we introduced three key innovations:

•	The SMRT Cell

•	Phospholinked nucleotides

•	The PacBio RS

The SMRT Cell

One of the fundamental challenges with observing a single DNA polymerase molecule working in real time is the ability to detect the incorporation of a single nucleotide, taken from a large pool of potential nucleotides, during DNA synthesis. To resolve this problem, we utilize our nanoscale innovation, the zero-mode waveguide, or ZMW.

A ZMW is a hole, tens of nanometers in diameter. The small size of the ZMW prevents visible laser light, which has a wavelength of approximately 600nm, from passing entirely through the ZMW. Rather than passing through, the light decays as it enters the ZMW. Therefore, by shining a laser into the ZMW, only the bottom 30nm of the ZMW becomes illuminated. DNA polymerases are anchored to the bottom of the glass surface of the ZMWs using a proprietary technique. Nucleotides, each type labeled with a different colored fluorophore, are then flooded above an array of ZMWs at the required concentration. As no laser light penetrates up through the holes to excite the fluorescent labels, the labeled nucleotides above the ZMWs do not fluoresce. Only when they diffuse into the bottom 30nm of the ZMW do they fluoresce. When the correct nucleotide is detected by the polymerase, it is incorporated into the growing DNA strand in a process that takes milliseconds in contrast to simple diffusion which takes microseconds. This difference in time results in higher signal intensity for incorporated versus unincorporated nucleotides, which creates a high signal-to-noise ratio. Thus, the ZMW has the ability to detect a single incorporation event against the background of fluorescently labeled nucleotides at biologically relevant concentrations. Our DNA sequencing is performed on proprietary SMRT Cells, each having an array of approximately 150,000 ZMWs. Each ZMW is capable of containing a DNA polymerase molecule bound to a single DNA template. Currently, our system can monitor 75,000 ZMWs simultaneously. The system can be set up to monitor the first set of 75,000 ZMWs on a SMRT Cell, then immediately shift to monitoring the second set of 75,000 ZMWs on the same SMRT Cell. As a result, the SMRT Cell enables the potential detection of approximately 150,000 single molecule sequencing reactions. Currently, our immobilization process randomly distributes polymerases into ZMWs across the SMRT Cell, resulting in approximately one-third of the ZMWs being available for use. We plan on introducing an enhancement to our system in 2013 that would enable the system to monitor the 150,000 ZMWs simultaneously.

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

•

Longer readlengths. Our SMRT technology has been demonstrated to produce a distribution of readlengths of 4,500 base pairs on average, with 5% of reads over 12,000 base pairs, which facilitates mapping and assembly. Longer readlengths require the sequencing of fewer overlapping segments, referred to as coverage, to efficiently assemble the underlying genomic structure. Long readlengths are an important factor in enabling a comprehensive view of the genome, as they can reveal multiple types of genetic variation, such as large-scale rearrangements observed in cancer. Long readlengths are also highly enabling for de novo assembly of genomes, where reference genomes do not exist or are not used for the assembly.

•

Faster time to result. With the PacBio RS, sample preparation to sequencing results can take less than one day. A typical sequencing run can require as little as 30 to 120 minutes of instrument time, with target polymerase speeds of two to three bases per second, compared to other technologies which can take multiple days to produce results. This fast time to result may have important implications for applications where speed is of critical importance such as infectious disease monitoring and molecular pathology.

•

Less systematic error. The sample preparation step for SMRT sequencing does not require amplification and therefore the reads are not subject to amplification bias. In addition, the read errors from SMRT sequencing are largely random, and therefore they can be more easily resolved by aligning and comparing multiple overlapping reads. Second generation sequencing technologies generally have more systematic read errors, and are more difficult to resolve because identical errors are more likely to be present in each overlapping read. As a result, we believe that SMRT sequencing can enable a more complete assembly of genomes and higher consensus accuracy with less coverage than other available sequencing technologies.

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

•

Ability to observe and capture kinetic information. The ability to observe the activity of a DNA polymerase in real time enables the PacBio RS to collect, measure and assess the dynamics and timing of nucleotides being added to a growing DNA strand, referred to as kinetics. It is well established in the scientific community that chemical modification of DNA such as the addition of a methyl group, known as methylation, can alter the biological activity of the affected nucleotide. The PacBio RS detects changes in kinetics automatically by capturing and recording changes in the duration of, and distances between, each of the fluorescent pulses during a typical sequencing analysis. Integrated software can then translate these kinetic signatures into uniquely characterized modified bases such as 6mA, 4mC and 5mC in bacteria. First and second generation sequencing systems are unable to accurately record this type of kinetic data because the “flush and scan” sequencing process disrupts the timing of the natural incorporation process.

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

We offer several reagent kits, each designed to address a specific step in the workflow. The Template Preparation Kit is used to convert DNA into our SMRTbell double-stranded DNA library format and therefore includes typical molecular biology reagents, such as ligase, buffers and exonucleases. The Binding Kit, which includes our modified DNA polymerase, is then used to bind this library to the polymerase in preparation for sequencing. The Sequencing Kit contains the reagents required for on-instrument, real-time sequencing, including the phospholinked nucleotides. Each sample can be sequenced in a single SMRT Cell or across many SMRT Cells depending on the needs of the project. As a result, the price per reaction is dependent on the experiment design.

Product Enhancements

During 2012, we introduced a number of product enhancements that improved the performance and reliability of our products. In the first quarter of 2012, we launched our C2 product release, which doubled readlengths to approximately 3,000 bases on average, with 5 percent of those reads above 8,000 bases, increased throughput, defined as mappable data per SMRT cell, reduced input sample requirements, and significantly improved system reliability. During the second quarter, we launched new software which provided customers with the ability to detect base modifications using the kinetic information captured by the PacBio RS system. During the third quarter, we introduced the Automated MagBead Station, which simplifies sample preparation, and enables customers to generate more consistent, high-quality data from lower quality starting samples. The MagBead Station can also further reduce the amount of input sample required. Since the beginning of the year, we have introduced product and method improvements that have cut the sample input required to sequence with the PacBio RS system by approximately 90%. During the fourth quarter, we introduced a follow-on software release that included automated tools for detecting and characterizing methylated bases in bacteria, which enables the study of bacterial methylomes on a large scale. We also introduced our XL chemistry and software release in the fourth quarter, which further increased the readlength and throughput capabilities of our system. With this most recent chemistry and software, our customers can now generate readlengths of 4,500 bases on average, with 5 percent of those reads above 12,000 bases. Finally, during the fourth quarter, we made available an early version of new secondary analysis software on our DevNet site, which enables customers to assemble genomes with 99.999% accuracy at 20x coverage using only standard, PacBio long reads.

Market for Our Products

Our customers use our products for sequencing the genomes of a wide range of organisms. With its current throughput capability, the PacBio RS is well-suited for sequencing smaller genomes, such as bacteria, and for sequencing targeted regions of larger genomes such as humans and plants. Over the past year, we have increased the throughput of the PacBio RS through product enhancements, which we believe will expand the targeted applications for our products. We plan on continuing to increase throughput with future product enhancements.

There are a number of emerging markets for sequencing-based tests, including molecular diagnostics, which represent significant potential opportunities for our products. The development of these markets is subject to variability driven by ongoing changes in the competitive landscape, evolving regulatory requirements, government funding of research and development activities, and macroeconomic conditions. Introductions of new technologies and products, while positive to the overall development of these markets, when evaluated relative to uncertainties surrounding government budgets and economic stress in certain regions of the world, result in greater competition for the limited financial resources available. As we continue to expand into these emerging markets, the development of our business will be impacted by the variability of the factors affecting the growth of these markets.

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

•

Focus initially on a small number of sequencing applications in which our SMRT technology provides unique capability. While we believe our third generation sequencing technology will address many of the limitations in current sequencing technologies and enable a wide range of experiments and applications, we plan to drive adoption of our technology by focusing initially on applications that our customers have identified as high-value applications for SMRT sequencing. Among the early applications identified by our customers are de novo Genome Assembly, Targeted Sequencing and Base Modification Analysis. We plan to develop whole product solutions around these applications, making it easier for customers who are not typically early adopters of new technology to take advantage of SMRT sequencing.

•

Continually enhance product performance to increase market share. The design of the PacBio RS allows for significant performance improvements without replacement of the instrument hardware. Our flexible platform is designed to generate a recurring revenue stream through the sale of proprietary SMRT Cells and reagent kits. Our research and development efforts are focused on product enhancements to reduce DNA sequencing cost and time as well as expand capabilities. During 2012, we introduced our C2 and XL chemistry enhancements, our automated MagBead loader, software analysis tools for enhanced assembly, and secondary analysis tools for detecting and characterizing base modifications. Compared with our initial product launch in 2011, these product enhancements have enabled an approximate 4x improvement in readlength, an approximate 5x improvement in mappable data per SMRT Cell, and reduced input sample required by 90%. In addition, we have demonstrated the capability of achieving consensus accuracy of Q50 (99.999%) with 20x fold coverage, and automated the detection and characterization of base modifications in bacteria. We also significantly improved the reliability of our products so that the instrument uptime of the PacBio RS is comparable to that of some of the more mature life science tools. We plan to continue introducing enhancements to our products over time.

•

Leverage platform to develop and launch additional applications. We plan to leverage our SMRT technology platform to develop new applications such as sequencing larger and more complex genomes and expanding the ability to detect and characterize base modifications. In the long term, our SMRT technology may also be adapted for RNA transcription monitoring, direct RNA sequencing, protein translation and ligand binding. We believe these applications can create substantial new markets for our technology.

•

Create a global community of users to enhance informatics capabilities and drive adoption of our products. We have worked closely with members of the informatics community to develop and define standards for working with single molecule, real-time sequence data. We maintain the PacBio DevNet site, a website on which we make available various software tools and information about our SMRT sequencing technology to support academic informatics developers, life scientists and independent software vendors interested in creating tools to work with our third generation sequencing data. This gives the user flexibility to perform further analysis of the sequencing data through third-party software or share data with collaborators. To maximize the flexibility and functionality for all users, all of our secondary analysis algorithms are made available under an open source license. We have also launched the PacBio SampleNet site, a website on which we make available various tools for simplifying and enhancing sample preparation protocols.

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and Europe and primarily through distributors in Asia. Our sales strategy involves the use of a combination of sales managers, sales representatives and field application specialists. The role of our sales managers and sales representatives is to educate customers on the advantages of SMRT technology and the applications that our technology makes possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts, often with advanced degrees, and generally have extensive experience in academic research and core sequencing lab experience.

Service for our instruments is performed by our field service engineers. Our field service engineers are trained by experienced personnel to test, trouble-shoot, and service instruments installed at customer sites.

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

Customers

Our customers include genome centers, clinical, government and academic institutions, genomics service providers and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using the PacBio RS in their own research labs to address their specific applications and scientific questions. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology, or AgBio, companies may have DNA samples isolated from different strains of rice, corn or other crops. For each of the years ended December 31, 2012, 2011 and 2010, no single end customer accounted for more than 10% of our total revenue.

We believe that the majority of our current customers are early adopters of sequencing technology. By focusing our efforts on high-value applications, we plan to drive the adoption of our products across a broader customer base and into large-scale projects. In general, the broader adoption of new technologies by mainstream customers can take a number of years, and there can be no assurance that we will be successful in gaining broader adoption.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, and Asia. Revenue from customers outside the United States totaled $14.6 million, or 56% of our total revenue, during fiscal 2012, compared to $6.3 million, or 19%, in fiscal 2011, and there were no sales to customers outside the United States in fiscal 2010 (see also “Note 12. Segment and Geographic Information” in the Notes to Consolidated Financial Statements of this Form 10-K). The Company’s assets are primarily located in the United States of America. Please see the risk factor titled “Doing business internationally creates operational and financial risks for our business” in Part I, Item 1A in this Form 10-K for a discussion of the risks we face with respect to our foreign operations.

Our business is subject to seasonal fluctuations. Although we have a limited history of selling our products, similar to other companies in our industry, we have experienced a reduction in sales during our fiscal third quarter, which are the three months ending September 30 each year, when many customers, particularly those in Europe, take extended vacations.

Backlog

As of December 31, 2012, our system revenue backlog was approximately $2.9 million, compared to $11.0 million at December 31, 2011. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during the first half of 2013 subject to customers who may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing

Our principal manufacturing facilities are located at our headquarters in Menlo Park, California. We currently perform most of the manufacture of our instruments in-house, while outsourcing certain sub-assemblies to third-party manufacturers. With respect to the manufacture of SMRT Cells, we subcontract wafer fabrication and processing to semiconductor processing facilities, but conduct critical surface treatment processes internally. In addition, we currently manufacture critical reagents in-house, including our phospholinked nucleotides and our DNA polymerase.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to significant quality specifications. We periodically conduct quality audits of suppliers and have established a supplier certification program. We purchase components through purchase orders. Some of the components required in our products are currently either sole sourced or single sourced.

Research and Development

Our SMRT technology requires the blending of a number of unique disciplines, namely nanofabrication, physics, photonics, optics, molecular biology, engineering, signal processing, high performance computing, and bioinformatics. Our research and development team is a blend of these disciplines creating a single, cross-functional operational unit. We have also established productive working relationships with technology industry leaders, as well as leading academic centers, to augment and complement our internal research and development efforts. Research and development expense incurred was $47.6 million, $76.1 million and $111.8 million during 2012, 2011 and 2010, respectively.

We plan to continue investment in research and development to enhance the performance and expand the application of our current products, and introduce additional products based on our SMRT technology. Our goals include further improvements in sequencing readlength and mappable data per SMRT Cell, chemistry and software enhancements for expanding base modification analysis, and enhancements in sample preparation and bioinformatics tools that take advantage of the capabilities of our products. In addition, our engineering teams will continue their focus on increasing instrument component and system reliability, reducing costs, and implementing additional system flexibility and versatility through the enhancement of existing products and development of new products.

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

As of December 31, 2012, we own or hold exclusive licenses to 103 issued U.S. patents, 108 pending U.S. patent applications, 58 granted foreign patents and 112 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2016 and 2031. We also have exclusive and non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

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

We have also entered into a license agreement with GE Healthcare Bio-Sciences Corp, or GE Healthcare, for several U.S. and foreign patents and pending patent applications related to labeled nucleoside polyphosphate compounds. Under the terms of the license, we have the non-exclusive right to make, have made, import, use, distribute, offer to sell and sell products that practice the inventions claimed in the patents. In exchange, we are obligated to make certain royalty and other payments to GE Healthcare. GE Healthcare may terminate its agreement with us if, among other things, we are in breach of the agreement.

In June 2010, we entered into a collaboration agreement with Gen-Probe Incorporated, or Gen-Probe, regarding the research and development of instruments integrating our SMRT technologies and Gen-Probe’s sample preparation technologies for use in clinical diagnostics. The agreement expired by its own terms on December 15, 2012. Certain provisions of the agreement survive its expiration, including those relating to the disposition of any intellectual property developed or created in the course of the collaboration and those providing each party with preferred access to certain products of the other party when commercially available. However, we do not anticipate that these surviving provisions will have a material impact on our business or intellectual property position.

Where patent protection is difficult to obtain or difficult to enforce for a particular technological development or the technological development derives greater value from being maintained as confidential information, we seek to protect such information as a trade secret.

Competition

Given the market opportunity, there are a significant number of competing companies offering DNA sequencing equipment or consumables. These include Illumina Inc., Life Technologies Corporation and Roche Applied Science. These companies currently have greater financial, technical, research and/or other resources than we do. They also have larger and more established manufacturing capabilities and marketing, sales and support functions. We expect the competition to intensify within this market as there are also several companies in the process of developing new technologies, products and services, such as Oxford Nanopore Technologies Ltd.

In order for us to successfully compete against these companies, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators, including single molecule, real-time resolution, long readlength, fast time to result and flexibility, as well as the breadth and depth of current and future applications.

Employees

As of December 31, 2012, we had 342 full-time employees. Of these employees, 125 were in research and development, 67 were in operations, 104 were in marketing, sales, service and support, and 46 were in general and administration. With the exception of our field-based sales and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

A significant portion of our potential sales depends on customers’ capital spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

We have based our business model on our belief that the market for sequencing products is large and expected to grow significantly. The market is still developing and we cannot quantify the size of the market with certainty. Growth in the market is dependent on increases in the demand for sequencing products from both research institutions and commercial companies. A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, particularly in light of concerns regarding the impending federal government budget sequestration, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results. In addition, if the market for our products is not as large as we expected and if the market does not grow as rapidly as we expected, demand for our products could be adversely affected.

We may be unable to successfully increase sales of our products.

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

Our products are complex and involve a large number of unique components, many of which require precision manufacturing. The nature of the products requires customized components that are currently available from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. If we were required to purchase these components from an alternative source, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for some of those components that are currently purchased from a sole or single source supplier, we have not yet arranged for alternative suppliers.

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

We have and will raise additional financing to fund our existing operations. Securities we issue to fund our operations will dilute your ownership.

We have and will raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of recent market conditions. We have incurred and may further incur additional debt. The debtholders have rights senior to common stockholders to make claims on our assets and the terms of debt restrict our operations, including our ability to pay dividends on our common stock. Equity securities issued in such financings, have and will dilute stockholders’ ownership in the Company and new equity securities may have priority rights over current investors. Equity instruments issued in conjunction with recent debt and sales of equity securities pursuant to our “at-the-market” offering, that commenced during the first quarter of 2013, have resulted in dilution to our stockholders. We will raise additional funds beyond the transactions completed to date, that will result in additional dilution to our stockholders.

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

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Our products may be used to provide genetic information about humans, agricultural crops and other living organisms. The information obtained from our products could be used in a variety of applications which may have underlying ethical, legal and social concerns, including the genetic engineering or modification of agricultural products or testing for genetic predisposition for certain medical conditions. Governmental authorities could, for safety, social or other purposes, call for limits on or regulation of the use of genetic testing. Such concerns or governmental restrictions could limit the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we were required to perform an evaluation of our internal control over financial reporting. While we performed this evaluation and concluded that our internal control over financial reporting was operating effectively as of December 31, 2011 and December 31, 2012, there can be no assurance that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property can be costly and distract management’s attention and resources. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office (see “Part II, Item 8. Financial Statements — Note 7. Litigation Settlements”). Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalid or unenforceable, in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos (see “Part II, Item 8. Financial Statements — Note 7. Litigation Settlements”). In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. In fact, several companies in our industry, such as Life Technologies Corporation, Illumina, Inc. and Complete Genomics, Inc., are involved in patent litigation with each other. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, in the past and recently, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see Part I, Item 3 “Legal Proceedings”) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement” with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make or continue to make any sales of shares of our common stock under the Sales Agreement. The sale of securities under the Form S-3 registration statement, including pursuant to the Sales Agreement, will result in dilution of our stockholders and could cause our share price to fall. In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares of our common stock pursuant to the Sales Agreement through December 2013. We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, 2010 Employee Stock Purchase Plan and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, on February 5, 2013 we entered into a facility agreement with entities affiliated with Deerfield Management Company, L.P. (collectively “Deerfield”). In conjunction with the agreement, we issued to Deerfield warrants to purchase 5,500,000 shares of our common stock which could result in additional dilution to our stockholders. Refer to “Part II, Item 7. Financing Activities” for additional details regarding these financing transactions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2012, we leased approximately 189,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. Our leases run through 2015 with various options for renewal. We also lease a sales office facility in Singapore and an engineering support facility in San Francisco. We believe that our existing facilities are in good operating condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in a variety of claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes and other matters relating to various claims that arise in the normal course of our business. Certain of these lawsuits are described in further detail below. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially reasonable terms, if at all. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

Three putative class action lawsuits were filed against us and certain of our officers and directors in the Superior Court of the State of California, County of San Mateo. These actions were brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The claims were initiated between October 2011 and April 2012 and have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The plaintiffs in the State Court Action allege violations of several provisions of the federal securities laws in connection with our August 16, 2010, registration statement (effective, as amended, on October 26, 2010) and seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. The defendants in the State Court Action filed a motion to stay that lawsuit in deference to the Primo action pending in federal district court. On May 25, 2012, the Superior Court denied the defendants’ motion to stay. The defendants in the State Court Action also filed a demurrer to certain of the plaintiffs’ claims, which was sustained in part and overruled in part on October 16, 2012. On October 26, 2012, the plaintiffs in the State Court Action filed a First Amended Consolidated Class Action Complaint, which the defendants answered on November 13, 2012.

On or around December 12, 2012, the parties to the State Court Action reached an agreement on certain terms of a tentative settlement on behalf of the entire class of persons or entities that purchased our common stock between October 27, 2010, and September 20, 2011 (inclusive). On January 18, 2013, the parties in the State Court Action entered into a memorandum of understanding regarding the tentative settlement, which will not become effective until final approval is granted by the Superior Court. As of December 31, 2012, we have accrued for our best estimate to resolve this matter.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws arising out of alleged misstatements or omissions in our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action. On July 31, 2012, the defendants moved to dismiss the Primo action in its entirety. A hearing on the defendants’ motion to dismiss was held on October 11, 2012. A decision on the motion to dismiss has not yet been issued.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., Case No. 4:11-CV-06703). The complaint alleges that the director defendants breached various fiduciary duties owed to us, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs. On February 28, 2012, the Burlingame action was related to the Primo action and transferred to the same judge hearing the Primo action. The parties in the Burlingame action have stipulated that no response to the complaint will be due until resolution of the motion to dismiss the Primo action.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations to hold harmless and indemnify each of the underwriters from our initial public offering and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company. We believe that the allegations in each of these pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

We cannot determine the ultimate outcome of these lawsuits. Except as noted above regarding the tentative settlement of the State Court Action, we cannot provide an estimate of the possible loss or possible range of loss associated with the resolution of these contingencies with certainty or confidence; therefore, except as noted above, we have not provided an estimate and we have not recorded a liability.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is being traded in The Nasdaq Global Select Market under the symbol “PACB.” The following table sets forth the high and low closing sales prices per share for our common stock for the indicated fiscal periods:

	2012		2011
	High	Low	High	Low
4th Quarter	$1.85	$1.10	$4.07	$2.28
3rd Quarter	2.32	1.70	12.24	3.21
2nd Quarter	3.63	1.82	13.53	10.44
1st Quarter	5.04	2.94	16.30	12.94

Holders of Record

As of March 7, 2013, there were approximately 62 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business. In addition, our ability to pay dividends is limited pursuant to covenants in our debt agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information as of December 31, 2012 for our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,015,743	$5.37	3,338,954
Equity compensation plans not approved by security holders	—	—	—

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

The following graph shows a comparison from October 27, 2010 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2012 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	October 27, 2010	December 31, 2010	December 31, 2011	December 31, 2012
Pacific Biosciences of California Inc.	$100.00	$96.78	$17.03	$10.34
NASDAQ Composite Index	100.00	102.84	104.22	117.07
NASDAQ Biotechnology Index	100.00	102.03	115.67	146.32

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. As of December 31, 2012, no shares of our common stock were sold under this Sales Agreement.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Total revenue (1)	$25,983	$33,863	$1,674	$135	$901
Total cost of revenue (1)	25,043	20,829	—	—	—

Gross profit (1)	940	13,034	1,674	135	901
Total operating expense	95,278	122,790	141,908	88,205	45,710

Operating loss	(94,338)	(109,756)	(140,234)	(88,070)	(44,809)
Other income (expense), net	(127)	368	68	367	1,055

Net loss	$(94,465)	$(109,388)	$(140,166)	$(87,703)	$(43,754)

Basic and diluted—net loss per share	$(1.69)	$(2.03)	$(14.10)	$(173.03)	$(133.82)

Weighted average shares outstanding used to calculate basic and diluted net loss per share (2)	55,733	53,874	9,938	507	327

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents and investments	$100,580	$177,434	$283,674	$92,735	$106,051
Working capital	100,257	180,225	272,274	85,326	102,224
Total assets	129,683	218,316	305,747	101,098	113,107
Convertible preferred stock warrant liability	—	—	—	226	142
Convertible preferred stock (3)	—	—	—	269,101	201,085
Total stockholders’ equity (deficit) (4)	109,382	191,463	279,866	(177,123)	(93,389)

(1)	We began recording product and service revenue and the related cost of revenue in 2011 from sales of our PacBio RS instruments and consumables. Prior to 2011, our revenue and gross profit consisted solely of grant revenue. Prior to 2012, cost of revenue and gross profit do not reflect certain costs, as instrument components acquired prior to September 30, 2010 were expensed as period costs.
(2)	For further information, see “Note 11. Net Loss Per Share” in the Notes to Consolidated Financial Statements of this Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share of common stock and the weighted-average number of shares used in computation of the per share amounts.
(3)	In connection with our IPO declared effective October 26, 2010, all outstanding convertible preferred stock converted into common stock.
(4)	On February 5, 2013 we entered into a facility agreement with Deerfield. In conjunction with the agreement, we issued to Deerfield promissory notes in the aggregate principal amount of $20.5 million and warrants to purchase 5,500,000 shares of our common stock. On October 5, 2012, we entered into an agreement Cantor pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. Refer to “Part II, Item 7. Financing Activities” for additional details regarding these financing transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed and commercialized our first product, the PacBio RS, a third generation sequencing platform. The PacBio RS leverages our proprietary consumables, including SMRT Cells and reagent kits, to provide a complete solution to the customer.

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of the PacBio RS during April 2011. We have financed our operations primarily through the issuance of common stock and convertible preferred stock resulting in $587.1 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting initial customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of December 31, 2012, we had an accumulated deficit of $536.0 million. We incurred net losses of $94.5 million, $109.4 million and $140.2 million in 2012, 2011 and 2010, respectively.

2012 Business Events and Trends

Economic Environment. During most of 2012, the reduction and anticipated reduction in U.S. government funding for research through the National Institute of Health, or NIH, curtailed demand for sequencing products in the U.S. In addition, government funding for research in Europe declined significantly. This contributed to an overall decline in sales of capital equipment such as our PacBio RS system. During 2012, we recorded bookings for 12 new PacBio RS systems compared to bookings for 26 new PacBio RS systems in 2011.

Backlog Reduction. Before we launched our initial products during the second quarter of 2011, we took orders starting in early 2010, and had built a backlog of instrument orders totaling 44 units. During the second quarter of 2011 through the second quarter of 2012, we installed 66 units while booking 23 new units, which brought our backlog down to one unit by the end of the second quarter of 2012. Revenue recorded for the third quarter of 2012 was $2.8 million and included no instrument revenue, compared with an average revenue of $10 million in the prior five quarters which included revenues from the 66 installed instruments. Starting from the fourth quarter of 2012 and going forward, we expect quarterly revenues to reflect the installation of instruments booked from recent quarters. We generally expect installation of new units to occur one to two quarters after they are booked.

Cash Use. For the year ended December 31, 2012, our balance of cash and investments declined $76.8 million. We plan on reducing our rate of cash usage further by growing revenues and controlling expenses. With $100.6 million in cash and investments at December 31, 2012, we have cash to fund our operations beyond 2013.

However, we have additionally entered into various financing arrangements and plan to raise additional funds during 2013 as discussed in “Liquidity and Capital Resources” below.

Product Enhancements. During 2012, we introduced a number of product enhancements that improved the performance and reliability of our products. In the first quarter of 2012, we launched our C2 product release, which doubled readlengths to approximately 3,000 bases on average, with 5 percent of those reads above 8,000 bases, increased throughput, defined as mappable data per SMRT cell, reduced input sample requirements, and significantly improved system reliability. During the second quarter, we launched new software which provided customers with the ability to detect base modifications using the kinetic information captured by the PacBio RS system. During the third quarter, we introduced the Automated MagBead Station, which simplifies sample preparation, and enables customers to generate more consistent, high-quality data from lower quality starting samples. The MagBead Station can also further reduce the amount of input sample required. Since the beginning of the year, we have introduced product and method improvements that have cut the sample input required to sequence with the PacBio RS system by approximately 90%. During the fourth quarter, we introduced a follow-on software release that included automated tools for detecting and characterizing methylated bases in bacteria, which enables the study of bacterial methylomes on a large scale. We also introduced our XL chemistry and software release in the fourth quarter, which further increased the readlength and throughput capabilities of our system. With this most recent chemistry and software, our customers can now generate readlengths of 4,500 bases on average, with 5 percent of those reads above 12,000 bases. Finally, during the fourth quarter, we made available an early version of new secondary analysis software on our DevNet site, which enables customers to assemble genomes with 99.999% accuracy at 20x coverage using only standard, PacBio long reads.

While such trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, and operating expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. As we remain in the early stages of the commercial launch of our products, the capacity of our existing service infrastructure exceeds the number of installed customer instruments. Therefore, management has estimated the capacity of the existing service infrastructure and recognizes service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceed the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The expected term of options is estimated based on the simplified method. We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. As of December 31, 2012, $19.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.9 years. See Note 10 of the Notes to our Consolidated Financial Statements for a further discussion on stock-based compensation.

Impairment of Long-lived Assets

We assess impairment of long-lived assets, which include property and equipment, on at least an annual basis and when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. To date we have not recorded any impairment charges.

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

Income Taxes

We are subject to income taxes in the U.S. and certain states in which we operate, and we use estimates in determining our provisions for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012, we maintained a full valuation allowance against all of our deferred tax assets which totaled $214.3 million, including net operating loss carryforwards and research and development tax credits of $186.9 million and $18.9 million, respectively.

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $476.4 million and $434.9 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2014.

We also had federal and California state research and development credit carryforwards of approximately $15.3 million and $18.0 million, respectively, as of December 31, 2012. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and the amount of the recognized tax benefit is still appropriate. As of December 31, 2012, 2011, and 2010, our total unrecognized tax benefits were $10.0 million, $9.3 million and $6.4 million, respectively, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

	Years Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2012	2011
	(in thousands)
Revenue:
Product revenue	$20,089	$31,486	$(11,397)	(36%)
Service and other revenue	4,959	1,487	3,472	233%
Grant revenue	935	890	45	5%

Total revenue	25,983	33,863	(7,880)	(23%)

Cost of Revenue:
Cost of product revenue	18,796	18,725	71	0%
Cost of service and other revenue	6,247	2,104	4,143	197%

Total cost of revenue	25,043	20,829	4,214	20%

Gross profit	940	13,034	(12,094)	(93%)

Operating Expense:
Research and development	47,623	76,080	(28,457)	(37%)
Sales, general and administrative	47,655	46,710	945	2%

Total operating expense	95,278	122,790	(27,512)	(22%)

Operating loss	(94,338)	(109,756)	15,418	14%
Other income (expense), net	(127)	368	(495)	(135%)

Net loss	$(94,465)	$(109,388)	$14,923	14%

Revenue

Revenue for the year ended December 31, 2012 totaled $26.0 million compared to $33.9 million for the year ended December 31, 2011. We began commercial shipments of our PacBio RS during the second quarter of 2011. Product revenue for the year ended December 31, 2012 consisted of $15.5 million from sales of our PacBio RS instruments and $4.6 million from sales of consumables compared to $30.2 million from sales of our PacBio RS instruments and $1.3 million from sales of consumables for the year ended December 31, 2011. The decrease in instrument revenue was primarily due to a 52% decrease in the number of instrument deliveries from 48 during 2011 to 23 during 2012.

Service and other revenue primarily consists of revenue derived from product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

Service and other revenue totaling $5.0 million and $1.5 million, for the years ended December 31, 2012 and 2011, respectively, was primarily derived from product maintenance agreements sold in conjunction with PacBio RS instruments. The increase in service and other revenue was primarily attributable to a larger installed base of PacBio RS instruments in 2012.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. Grant revenue remained relatively consistent at $0.9 million for the years ended December 31, 2011 and 2012. We do not expect grant revenue to be a significant source of total revenue in the future.

Gross Profit

Gross profit of $0.9 million and $13.0 million for the years ended December 31, 2012 and 2011 corresponds to the recognition of revenue on 23 and 48 PacBio RS instruments, respectively, as well as consumable shipments and services provided to our installed base of instruments. Cost of product revenue of $18.8 million for the year ended December 31, 2012 reflects the costs relating to components and manufacturing overhead incurred on the 23 instruments that were installed and consumables that were shipped during the period. Cost of product revenue of $18.7 million for the year ended December 31, 2011 reflects a portion of the costs relating to components and manufacturing overhead incurred on the 48 instruments that were delivered and installed during the year. The gross margin for 2011 reflects the positive margin impact of instrument components as a significant portion of the costs associated with the instrument revenue recognized during 2011 were incurred prior to September 30, 2010 and were expensed as research and development costs as we had not yet finalized our commercial designs, specifications and configurations for our product. All of the previously expensed inventory was utilized by December 31, 2011. As a result, there was a significant increase in product related cost as a percentage of product sales during 2012, which decreased our gross margin. Cost of service and other revenue of $6.2 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively, reflect the costs of personnel and support infrastructure necessary to support the installed base of PacBio RS instruments.

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

For the year ended December 31, 2012, research and development expenses decreased $28.5 million, or 37%, compared to the year ended December 31, 2011. The decrease was driven primarily by a $17.5 million decrease in personnel related expense, including stock-based compensation, due to lower average headcount in 2012 compared to 2011. The decrease in expenses also includes a $4.1 million decrease related to expensed instrument development components accounted for as development expense in 2011, a $3.5 million decrease in supplies, development materials and prototype-related expenses, a $1.2 million decrease in consulting and professional services, a $0.9 million decrease in facility and technology expenses, and a net decrease of $1.3 million in other research and development expenses. Research and development expense includes stock-based compensation of $4.6 million and $5.9 million during the years ended December 31, 2012 and 2011, respectively, and $3.5 million of restructuring charges during the year ended December 31, 2011. Research and development expenses can fluctuate due to the timing of when certain activities such as prototype expenses occur.

Sales, General and Administrative Expense

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

For the year ended December 31, 2012, selling, general and administrative expenses increased $0.9 million, or 2%, compared to the year ended December 31, 2011. The increase was driven primarily by a $3.2 million increase in legal and other professional and consulting expenses primarily related to litigation, including settlement charges of $1.8 million. The increase in expenses also includes a $1.2 million increase in depreciation expense, partially offset by a $3.0 million increase in service cost allocations to cost of service. Allocation of service related costs from sales, general and administrative expense to cost of service began in conjunction with the commercial launch during the second quarter of 2011. Sales, general and administrative expense includes stock-based compensation expense of $4.6 million and $6.0 million during the years ended December 31, 2012 and 2011, respectively, and $1.4 million of restructuring costs during the year ended December 31, 2011.

Other Income (Expense), Net

Other income (expense), net changed from $0.4 million of net income for the year ended December 31, 2011 to a net expense of $0.1 million for the year ended December 31, 2012. The change was primarily attributed to fixed assets disposed of during the first and third quarters of 2012 and lower interest income in the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease in interest income was primarily a result of lower average investment balances during 2012 as compared to 2011.

Comparison of the Years Ended December 31, 2011 and 2010

	Years Ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2011	2010
	(in thousands)
Revenue:
Product revenue	$31,486	$—	$31,486	—
Service and other revenue	1,487	—	1,487	—
Grant revenue	890	1,674	(784)	(47%)

Total revenue	33,863	1,674	32,189	1923%

Cost of Revenue:
Cost of product revenue	18,725	—	18,725	—
Cost of service and other revenue	2,104	—	2,104	—

Total cost of revenue	20,829	—	20,829	—

Gross profit	13,034	1,674	11,360	679%

Operating Expense:
Research and development	76,080	111,821	(35,741)	(32%)
Sales, general and administrative	46,710	30,087	16,623	55%

Total operating expense	122,790	141,908	(19,118)	(13%)

Operating loss	(109,756)	(140,234)	30,478	22%
Other income, net	368	68	300	441%

Net loss	$(109,388)	$(140,166)	$30,778	22%

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

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock resulting in $587.1 million in net proceeds. Cash and investments at December 31, 2012 totaled $100.6 million compared to $177.4 million at December 31, 2011, reflecting cash usage of $76.8 million. Cash usage in 2013, excluding the impact of any debt or equity financing, is expected to decrease as compared to 2012. Additionally, during the first quarter of 2013 we received approximately $20 million in net proceeds as a result of the facility agreement with Deerfield and commenced selling shares under the agreement with Cantor. Refer to “Financing Activities” below for additional details.

We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, it is likely that we will need additional financing in the future including, but not limited to, the financing arrangements as detailed under “Financing Activities” below. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

The following table summarizes our cash flows activities for the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in):
Operating activities	$(76,822)	$(102,974)	$(121,996)
Investing activities	61,792	6,446	(138,250)
Financing activities	2,705	7,743	318,664

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the years ended December 31, 2012, 2011 and 2010 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Cash used in operating activities of $76.8 million in 2012 reflected a net loss of $94.5 million, non-cash transactions of $16.6 million consisting primarily of depreciation and stock-based compensation, and $1.0 million cash provided from working capital. Changes in working capital comprised primarily of (i) inventory decreasing as a result of a decrease in the amount of instruments awaiting customer acceptance as compared to the prior year (ii) accounts receivable and deferred revenue decreasing due to the timing of instrument sales (iii) prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities fluctuated primarily due to the timing of vendor, litigation related, and employee compensation payments during 2012.

Cash used in operating activities of $103.0 million in 2011 reflected a net loss of $109.4 million, an $11.4 million increase in inventories and other net changes of $0.4 million, partially offset by depreciation and stock-based compensation of $5.8 million and $12.4 million, respectively. In addition, cash used in operating activities decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of the decreased net loss in 2011.

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

In 2012, net cash provided by investing activities was $61.8 million, comprised of net sales and maturities of investments of $63.5 million, partially offset by $1.7 million of purchases of property and equipment.

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

Financing Activities

In 2012, cash provided by financing activities was $2.7 million, comprised entirely of proceeds from the exercise of common stock options.

In 2011, cash provided by financing activities was $7.7 million, comprised entirely of proceeds from the exercise of common stock options.

In 2010, cash provided by financing activities was $318.7 million, comprised of $210.8 million in IPO net proceeds received in November 2010 and $106.1 million raised from issuance of Series F convertible preferred stock, prior to our IPO.

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following the effective date.

Common stock “at-the-market” offering

On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. We are not obligated to make any sales of shares under the Sales Agreement. As of December 31, 2012, no shares of the Company’s common stock had been sold under this Sales Agreement. We commenced selling shares on February 7, 2013 and as of March 12, 2013, we have sold in aggregate approximately 3.9 million shares resulting in net proceeds of approximately $8.6 million.

Debt facility and warrant agreement

On February 5, 2013, we entered into a Facility Agreement (the “Facility Agreement”) with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to provide $20.5 million in funding to us (the “Facility”). Under the terms of the Facility Agreement, we issued to Deerfield promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

The Facility has a maximum term of seven years from the date of the Facility Agreement. The Facility Agreement provides for an early repayment of principal in the event we have Net Sales (as defined in the Facility Agreement) of less than $41 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015 (the “Milestone”). If the Milestone is not achieved, at Deerfield’s option, one-third of the original principal balance of the Facility will become due on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement.

From and after the date of the Facility Agreement, at the election of the holders of Notes representing a majority of the aggregate principal amount of the outstanding Notes, we shall apply 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock (the “Common Stock”), options, warrants or other securities convertible or exchangeable for shares of Common Stock, to the payment of the Notes. This right is subject to certain exceptions set forth in the Facility Agreement, including that the right will not apply until we have issued 15,000,000 shares (as adjusted for any stock split or reverse stock split) of our Common Stock or rights to acquire our capital stock following the date of the Facility Agreement.

Deerfield has the option to require us to repay the Notes if we complete a Major Transaction (as defined in the Facility Agreement), including a change of control or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility may become immediately due and payable upon an “Event of Default,” as defined in the Facility Agreement, in which case Deerfield would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement does not provide for a prepayment of the Facility at our option.

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property.

In connection with the execution of the Facility Agreement, on February 5, 2013, we issued to Deerfield warrants to purchase an aggregate of 5,500,000 shares of Common Stock immediately exercisable at an exercise price initially equal to $2.63 (the “Warrants”). The number of shares of Common Stock into which the Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of Common Stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or similar transaction.

Contractual Obligations, Commitments and Contingencies

The following table provides summary information concerning our future contractual obligations as of December 31, 2012.

	Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
	(in thousands)
Purchase commitments and obligations	$7,929	$7,929	—	—
Operating lease obligations (1)	11,499	3,789	7,710	—
Facility financing obligation	1,944	629	1,315	—

Total contractual obligations (2)	$21,372	12,347	9,025	—

(1)	Maintenance, insurance, taxes and contingent rent obligations are excluded. See “Note 6. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.
(2)	Amounts do not reflect payments required by the $20.5 million promissory note due under the Facility Agreement entered into with Deerfied on February 5, 2013. The Facility has a maximum term of seven years from the date of the Facility Agreement at which time the $20.5 million principal would become due.

Purchase commitments and obligations.

These amounts include an estimate of all open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers, for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Facility Financing Obligation

In December 2009 we entered into a build-to-suit lease agreement for a manufacturing and office facility where we are considered the owner of the project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Accordingly, we recorded $3.0 million of building and leasehold improvement assets and a corresponding liability to facility financing obligation. See “Note 5. Facility Financing and Debt Obligations” in Part II, Item 8 of this Form 10-K for a discussion of this obligation.

License Agreements

The table above reflects only payment obligations that are fixed and determinable. Milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the events triggering the commencement of payment obligations will occur.

Payments related to licensing and other arrangements not included in the contractual obligations table include amounts related to cancelable license agreements with third parties for certain patent rights and technology. Under the terms of these agreements, we may be obligated to pay royalties based on revenue from the sales of licensed products, or minimum royalties, whichever is greater, and license maintenance fees. The future license maintenance fees and minimum royalty payments under the license agreements are not deemed to be material.

Off-Balance Sheet Arrangements

As of December 31, 2012 we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Part II, Item 8. Financial Statements — Note 6. Commitments and Contingencies”, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded at December 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and our investments, of which less than $1.0 million have maturities greater than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of developments and sales activities outside of the United States, therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2012 would have resulted in a $0.1 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of Pacific Biosciences of California, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biosciences of California, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pacific Biosciences of California, Inc.:

In our opinion, the consolidated statement of operations and comprehensive loss, consolidated statement of stockholders’ equity (deficit), and the consolidated statement of cash flows for the year ended December 31, 2010 present fairly, in all material respects, the results of operations and cash flows of Pacific Biosciences of California Inc. and its subsidiaries for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 23, 2011

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands except per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$46,540	$58,865
Investments	54,040	118,569
Accounts receivable	2,822	4,557
Inventory, net	9,592	15,517
Prepaid expenses and other current assets	2,006	2,093

Total current assets	115,000	199,601
Property and equipment, net	14,329	18,398
Long-term assets	354	317

Total assets	$129,683	$218,316

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,988	$4,742
Accrued expenses and other current liabilities	8,204	10,258
Deferred revenue, current	3,378	4,236
Facility financing obligation, current	173	140

Total current liabilities	14,743	19,376
Deferred revenue, non-current	800	1,616
Lease incentives and other long-term liabilities	2,145	3,075
Facility financing obligation, non-current	2,613	2,786

Total liabilities	20,301	26,853

Commitments and contingencies (Note 6)
Stockholders’ equity
Convertible Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding at December 31, 2012 and 2011	—	—
Common Stock and additional paid-in-capital, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 56,170 and 54,964 shares at December 31, 2012 and 2011, respectively	645,372	632,961
Accumulated other comprehensive income	30	57
Accumulated deficit	(536,020)	(441,555)

Total stockholders’ equity	109,382	191,463

Total liabilities and stockholders’ equity	$129,683	$218,316

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Revenue:
Product revenue	$20,089	$31,486	$—
Service and other revenue	4,959	1,487	—
Grant revenue	935	890	1,674

Total revenue	25,983	33,863	1,674

Cost of Revenue:
Cost of product revenue	18,796	18,725	—
Cost of service and other revenue	6,247	2,104	—

Total cost of revenue	25,043	20,829	—

Gross profit	940	13,034	1,674

Operating Expense:
Research and development	47,623	76,080	111,821
Sales, general and administrative	47,655	46,710	30,087

Total operating expense	95,278	122,790	141,908

Operating loss	(94,338)	(109,756)	(140,234)
Other income (expense), net	(127)	368	68

Net loss	$(94,465)	$(109,388)	$(140,166)

Other comprehensive income (loss):
Unrealized gain/(loss) on investments	(27)	78	(22)

Comprehensive loss	$(94,492)	$(109,310)	$(140,188)

Net loss per share:
Basic and diluted net loss per share	$(1.69)	$(2.03)	$(14.10)

Shares used in computing basic and diluted net loss per share	55,733	53,874	9,938

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2009	656	$—	$14,877	$1	$(192,001)	$(177,123)
Conversion of redeemable convertible preferred stock to common stock at initial public offering	37,184	37	374,927	—	—	374,964
Conversion of warrants from warrants for preferred stock to warrants for common stock	—	—	326	—	—	326
Elimination of fractional shares resulting from reverse stock split	(1)	—	(1)	—	—	(1)
Issuance of common stock from Initial public offering, net of issuance costs	14,375	15	210,766	—	—	210,781
Issuance of Common Stock upon exercise of stock options	607	1	707	—	—	708
Issuance of Common Stock to consultant	21	—	281	—	—	281
Issuance of Common Stock in connection with exercise of warrants	13	—	—	—	—	—
Vesting of Common Stock options early exercised	—	—	428	—	—	428
Employee stock-based compensation expense recorded under the intrinsic value method	—	—	845	—	—	845
Employee stock-based compensation expense recorded under the fair value method	—	—	7,880	—	—	7,880
Nonemployee stock-based compensation expense	—	—	965	—	—	965
Components of Comprehensive loss:
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(140,166)	(140,166)

Total comprehensive loss	—	—	—	—	—	(140,188)

Balances at December 31, 2010	52,855	$53	$612,001	$(21)	$(332,167)	$279,866

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)—(Continued)

(in thousands)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2010	52,855	$53	$612,001	$(21)	$(332,167)	$279,866

Components of Comprehensive loss:
Net loss	—	—	—	—	(109,388)	(109,388)
Other comprehensive loss	—	—	—	78	—	78

Total comprehensive loss	—	—	—	—	—	(109,310)
Issuance of Common Stock	2,109	2	7,741	—	—	7,743
Vesting of Common Stock options early exercised	—	—	780	—	—	780
Employee stock-based compensation expense recorded under the fair value method	—	—	12,146	—	—	12,146
Nonemployee stock-based compensation expense	—	—	238	—	—	238

Balances at December 31, 2011	54,964	$55	$632,906	$57	$(441,555)	$191,463
Components of Comprehensive loss:
Net loss	—	—	—	—	(94,465)	(94,465)
Other comprehensive loss	—	—	—	(27)	—	(27)

Total comprehensive loss	—	—	—	—	—	(94,492)
Issuance of Common Stock	1,206	1	2,704	—	—	2,705
Employee stock-based compensation expense recorded under the fair value method	—	—	9,627	—	—	9,627
Nonemployee stock-based compensation expense	—	—	79	—	—	79

Balances at December 31, 2012	56,170	$56	$645,316	$30	$(536,020)	$109,382

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

(in thousands)	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(94,465)	$(109,388)	$(140,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,649	5,803	5,160
Stock-based compensation	9,705	12,384	9,690
Other items	287	226	459
Changes in assets and liabilities
Accounts receivable	1,735	(4,216)	(341)
Inventory	4,761	(11,409)	(6,864)
Prepaid expenses and other assets	1,058	1,874	(1,336)
Accounts payable	(1,754)	(4,773)	3,637
Accrued expenses and other current liabilities	(2,054)	3,044	4,245
Deferred revenue	(1,674)	2,631	3,221
Lease incentives and other long-term liabilities	(1,070)	850	299

Net cash used in operating activities	(76,822)	(102,974)	(121,996)

Cash flows from investing activities
Purchase of property and equipment	(1,703)	(9,284)	(5,259)
Purchase of investments	(87,889)	(264,071)	(180,964)
Sales of investments	7,896	36,520	—
Maturities of investments	143,488	243,281	47,973

Net cash provided by (used in) investing activities	61,792	6,446	(138,250)

Cash flows from financing activities
Proceeds from issuance of Convertible Preferred Stock, net	—	—	106,145
Proceeds from issuance of Common Stock	2,705	7,743	212,519

Net cash provided by financing activities	2,705	7,743	318,664

Net (decrease) increase in cash and cash equivalents	(12,325)	(88,785)	58,418
Cash and cash equivalents at beginning of period	58,865	147,650	89,232

Cash and cash equivalents at end of period	$46,540	$58,865	$147,650

Supplemental disclosure of non-cash investing and financing activities
Assets acquired under facility lease	$—	$—	$2,971
Additions to property and equipment under tenant improvement allowances	—	—	1,910
Inventory transferred to property and equipment for internal use	1,164	2,756	—
Conversion of convertible preferred stock to common stock upon IPO	—	—	374,965
Reclassification of preferred warrants to common stock warrants	—	—	326
Issuance of common stock related to convertible preferred stock offering	—	—	281
Vesting of stock options related to early exercises	—	780	428

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Consolidated Financial Statements

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, “PacBio”, the “Company”, “we”, “us”) has commercialized a platform for single molecule, real-time detection of biological events. Our initial focus is on the DNA sequencing market where we have developed and introduced a third generation sequencing platform.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Translation adjustments resulting from translating foreign subsidiaries’ results of operations and assets and liabilities into U.S. dollars are immaterial for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, assumptions used in computing stock-based compensation expense, provisions for income taxes, inventory and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

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

The following table sets forth the fair value of our financial assets that were measured on a recurring basis as of December 31, 2012 and 2011, respectively (in thousands):

	December 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$11,847	$49,267	$—	$49,267
Commercial paper	—	34,693	34,693	—	9,598	9,598

Investments:
Commercial paper	—	28,866	28,866	—	29,772	29,772
Corporate debt securities	—	13,203	13,203	—	37,387	37,387
Asset backed securities	—	955	955	—	9,909	9,909
Certificates of deposit	—	2,008	2,008	—	4,034	4,034
U.S. government and agency securities	—	9,008	9,008	—	37,467	37,467

Total assets measured at fair value	$11,847	$88,733	$100,580	$49,267	$128,167	$177,434

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, asset backed securities, certificates of deposit, and U.S. government and agency securities) as of December 31, 2012, by contractual maturity, are as follows:

Fair Value
Due in one year or less	$87,778
Due after one year through 3 years	955

Total investments in debt securities	$88,733

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income (expense), net. Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income (expense), net. The cost of securities sold is based on the specific identification method. We include all of our available-for-sale securities in current assets.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2012, 2011 and 2010, we did not record any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

Concentration of Credit Risk

The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing. Our accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We regularly review our accounts receivable including consideration of factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not experienced any significant losses to date. As of December 31, 2012 and 2011, approximately 95% and 62%, respectively, of our accounts receivable were from domestic customers. As of December 31, 2012, approximately 78% of our net accounts receivable were from 3 individual customers, each representing at least 10% of our net accounts receivable. As of December 31, 2011, approximately 85% of our net accounts receivable were from 5 individual customers, each representing at least 10% of our net accounts receivable.

Inventory

Inventory is valued at the lower of the standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and any impairment charges. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally two to three years for computer equipment, three to five years for software, three to seven years for furniture and fixtures, three years for lab equipment and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Major improvements are capitalized, while maintenance and repairs are expensed as incurred.

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

For build-to-suit lease arrangements, we evaluate the extent of our financial and operational involvement in the tenant improvements to determine whether we are considered the owner of the construction project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Improvements to the facility during the construction project are capitalized and, to the extent funded by lessor afforded incentives, with corresponding increases to the facility financing obligation. Payments we make under leases in which we are considered the owner of the facility are allocated to land rental expense, based on the relative values of the land and building at the commencement of construction, reductions of the facility financing obligation and interest expense recognized on the outstanding obligation. As the build-out was completed in 2010, the activity in 2012 consisted solely of lease payments. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor. Any difference between the book value of the assets and remaining facility obligation are recorded in other expense, net. For existing arrangements, the differences are expected to be immaterial.

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

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The expected term of options is estimated based on the simplified method. We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. We recognize compensation expense on a straight-line basis over the requisite service period. We have elected to use the simplified method to calculate the beginning pool of excess tax benefits.

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

In 2011 the FASB issued Accounting Standards Update No. 2011-05, requiring companies to present the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. We adopted this guidance during the first quarter of 2012 and elected to disclose the OCI in a single continuous statement.

3. Investments

The following table summarizes our investments as of December 31, 2012 and December 31, 2011 (in thousands):

	As of December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$—	$11,847
Commercial paper	34,690	3	—	34,693

Total cash and cash equivalents	46,537	3	—	46,540

Investments:
Commercial paper	28,859	7	—	28,866
Corporate debt securities	13,190	13	—	13,203
Asset backed securities	954	1	—	955
Certificates of deposit	2,005	3	—	2,008
U.S. government and agency securities	9,005	3	—	9,008

Total investments	54,013	27	—	54,040

Total cash, cash equivalents and investments	$100,550	$30	$—	$100,580

	As of December 31, 2011
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$49,267	$—	$—	$49,267
Commercial paper	9,599	—	(1)	9,598

Total cash and cash equivalents	58,866	—	(1)	58,865

Investments:
Commercial paper	29,767	5	—	29,772
Corporate debt securities	37,379	65	(57)	37,387
Asset backed securities	9,904	7	(2)	9,909
Certificates of deposit	4,026	9	(1)	4,034
U.S. government and agency securities	37,435	35	(3)	37,467

Total investments	118,511	121	(63)	118,569

Total cash, cash equivalents and investments	$177,377	$121	$(64)	$177,434

4. Balance Sheet Components

Accounts Receivable:

As of December 31, 2012 and 2011, our accounts receivable, net consisted of the following components (in thousands):

	December 31,
	2012	2011
Trade receivables	$2,008	$4,540
Related party receivables	814	17

Accounts receivable	$2,822	$4,557

Related party receivables primarily relate to instrument and other products and services purchased by Stanford University.

Inventory:

As of December 31, 2012 and 2011, our inventory, net consisted of the following components (in thousands):

	December 31,
	2012	2011
Purchased materials	$3,823	$5,273
Work in process	3,494	5,347
Finished goods	2,275	4,897

Inventory, net	$9,592	$15,517

Property and Equipment:

As of December 31, 2012 and 2011, our property and equipment, net consisted of the following components (in thousands):

	December 31,
	2012	2011
Building	$1,160	$1,160
Laboratory equipment and machinery	16,856	15,664
Leasehold improvements	8,035	7,636
Computer equipment	3,681	3,450
Software	4,457	1,577
Furniture and fixtures	854	859
Construction in progress	47	3,222

	35,090	33,568
Less: Accumulated depreciation	(20,761)	(15,170)

Property and equipment, net	$14,329	$18,398

Depreciation expense during 2012, 2011 and 2010 was $6.6 million, $5.8 million and $5.2 million, respectively.

Software increased from $1.6 million as of December 31, 2011 to $4.5 million as of December 31, 2012, primarily due to enterprise-level business software that we purchased and customized to meet our specific operational needs being placed into service during 2012. The majority of these costs were capitalized as construction in progress as of December 31, 2011. Upon being placed in service, these costs are depreciated over an estimated useful life of 3 to 5 years.

Accrued liabilities and other current liabilities:

As of December 31, 2012 and 2011, our accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Salaries and benefits	$4,660	$5,284
Professional services	1,093	1,915
Short-term portion of deferred rent	941	844
Customer deposits	685	1,503
Other	825	712

Accrued expenses and other current liabilities	$8,204	$10,258

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

Based on the allocation of payments, the facility financing obligation bears an implied interest rate of 9.0%. During 2012 and 2011, we recognized $0.3 million and $0.3 million, respectively, of interest expense in our consolidated statement of operations relating to the facility financing obligation.

As of December 31, 2012, the future minimum payments due under the facility financing obligation were as follows (in thousands):

Financing obligation
2013	$629
2014	648
2015	667

Total payments	1,944
Less discounts and interest	(1,309)

Total net payments under facility financing obligation	635
Property reverting to landlord	2,151

Present value of obligation	2,786
Less current portion of obligation	(173)

Long-term portion of obligation	$2,613

6. Commitments and Contingencies

Operating Lease Commitment

As of December 31, 2012 we have noncancelable operating lease agreements for research and development, office, manufacturing and training facilities in Menlo Park, California that expire at various dates, with the latest expiration in December 2015. Our leases generally have an option to renew at rates approximating the prevailing fair market rental rate at the end of the lease term. As of December 31, 2012, the future annual minimum lease payments under all noncancelable operating leases with an initial term in excess of one year are as follows (in thousands):

Years ending December 31:	Amount
2013	$3,789
2014	3,860
2015	3,850

Total minimum lease payments	$11,499

Rent expense for 2012, 2011 and 2010, was $2.4 million, $2.8 million and $2.1 million, respectively. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

Other commitments include an estimated amount of approximately $7.9 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.

Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Three putative class action lawsuits were filed against us and certain of our officers and directors in the Superior Court of the State of California, County of San Mateo. These actions were brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The claims were initiated between October 2011 and April 2012 and have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The plaintiffs in the State Court Action allege violations of several provisions of the federal securities laws in connection with our August 16, 2010, registration statement (effective, as amended, on October 26, 2010) and seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. The defendants in the State Court Action filed a motion to stay that lawsuit in deference to the Primo action pending in federal district court. On May 25, 2012, the Superior Court denied the defendants’ motion to stay. The defendants in the State Court Action also filed a demurrer to certain of the plaintiffs’ claims, which was sustained in part and overruled in part on October 16, 2012. On October 26, 2012, the plaintiffs in the State Court Action filed a First Amended Consolidated Class Action Complaint, which the defendants answered on November 13, 2012.

On or around December 12, 2012, the parties to the State Court Action reached an agreement on certain terms of a tentative settlement on behalf of the entire class of persons or entities that purchased our common stock between October 27, 2010, and September 20, 2011 (inclusive). On January 18, 2013, the parties in the State Court Action entered into a memorandum of understanding regarding the tentative settlement, which will not become effective until final approval is granted by the Superior Court. As of December 31, 2012, we have accrued for our best estimate to resolve this matter.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws in connection with our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action. On July 31, 2012, the defendants moved to dismiss the Primo action in its entirety. A hearing on the defendants’ motion to dismiss was held on October 11, 2012. A decision on the motion to dismiss has not yet been issued.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., Case No. 4:11-CV-06703). The complaint alleges that the director defendants breached various fiduciary duties owed to us, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs. On February 28, 2012, the Burlingame action was related to the Primo action and transferred to the same judge hearing the Primo action. The parties in the Burlingame action have stipulated that no response to the complaint will be due until resolution of the motion to dismiss the Primo action.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations to hold harmless and indemnify each of the underwriters from our initial public offering and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company.

We believe that the allegations in each of these pending actions are without merit and intend to vigorously contest the actions. However, there can be no assurance that we will be successful in our defense.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

We cannot determine the ultimate outcome of these lawsuits. Except as noted above regarding the tentative settlement of the State Court Action, we cannot provide an estimate of the possible loss or possible range of loss associated with the resolution of these contingencies with certainty or confidence; therefore, except as noted above, we have not provided an estimate and we have not recorded a liability.

Indemnification

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and certain officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2012.

7. Litigation Settlements

During April 2012, we entered into a settlement agreement with Life Technologies Corporation to settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, during April 2012, we entered into a settlement and release agreement with Helicos Biosciences Corporation, or Helicos, and Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises, or AzTE, to resolve all existing patent litigation between the parties. The settlement terms with Helicos and AzTE also include other features such as worldwide, non-exclusive limited licenses for the Company to all patents owned by Helicos and the two asserted patents in-licensed by Helicos from AzTE in the field relevant to our current products, and a perpetual covenant not to sue. The Company determined the principal benefit of the settlement with Helicos and AzTE was the economic benefit of avoiding litigation expenses and that the value attributable to other settlement features was believed to be de minimis. No value was assigned to the licenses from Helicos and AzTE as we do not believe any of our current or future products would fall under any valid and enforceable claims in the licensed applications and patents.

We recorded a $1.8 million charge to selling, general and administrative expense during the first quarter of fiscal 2012. The payment of the $1.8 million was made during the six-month period ended June 30, 2012.

8. Income Taxes

A reconciliation between the statutory federal income tax and our effective tax rates as a percentage of loss before income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	3.9	5.0	5.7
Stock-based compensation	(1.7)	(2.0)	(1.6)
Federal R&D credit	0.0	2.8	2.0
CA R&D credit	1.1	2.3	1.1
Other	(2.1)	0.0	(0.2)
Change in valuation allowance	(36.2)	(43.1)	(43.5)
Change of implied statutory tax rate to prior years	0.0	0.0	1.5

Effective income tax rate	0.0%	0.0%	0.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$186,906	$154,118
Research and development credits	18,883	17,814
Depreciation	2,736	2,708
Accruals and reserves	5,678	6,197

Total deferred tax assets	214,203	180,837
Less: Valuation allowance	(213,773)	(180,810)

Deferred tax liabilities:
Deferred Rent	(430)	(27)

Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2012.

For the year ended December 31, 2012, the Company’s valuation allowance increased to $213.8 million primarily because of an increase in deferred tax assets related to net operating losses, state research and development tax credits, and changes in accruals and reserves. For the year ended December 31, 2011, the Company’s valuation allowance increased to $180.8 million primarily because of an increase in deferred tax assets related to net operating losses, federal and state research and development tax credits, and changes in accruals and reserves.

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $476.4 million and $434.9 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2014.

We also had federal and California state research and development credit carryforwards of approximately $15.3 million and $18.0 million, respectively, as of December 31, 2012. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

Our 2012 tax provision did not include the benefit of the 2012 federal R&D credit. The federal R&D credit expired as of December 31, 2011. In January 2013, it was retroactively extended through the end of 2013. Under U.S. GAAP, the tax benefit of the 2012 federal R&D credit will be a discrete item in the first quarter of year 2013 when the reenactment occurred. However, due to the full valuation allowance, such additional deferred tax assets are expected to be fully offset.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax asset balance as of December 31, 2012. The benefit of the federal and state net operating loss deferred tax assets of $3.3 million and $0.5 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we experience an ownership change, utilization of our United States net operating loss and tax credit carryforwards could be limited.

As of December 31, 2012, our total unrecognized tax benefit was $10.0 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit accounts is as follows (in thousands):

Balance as of December 31, 2009	$3,937
Increase in balance related to tax positions taken in prior year	198
Increase in balance related to tax positions taken during current year	2,222

Balance as of December 31, 2010	6,357
Increase in balance related to tax positions taken in prior year	832
Increase in balance related to tax positions taken during current year	2,098

Balance as of December 31, 2011	9,287
Increase in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	705

Balance as of December 31, 2012	$9,992

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitation currently remains open for the years ending December 31, 2009 to present and December 31, 2008 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

9. Stockholders’ Equity

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our IPO, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding.

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

Stock Offering

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into a

Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make any sales of shares under the Sales Agreement. We will pay Cantor a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. As of December 31, 2012, no shares of the Company’s common stock had been sold under this Sales Agreement. We commenced selling shares on February 7, 2013 and as of March 12, 2013, we have sold in aggregate approximately 3.9 million shares resulting in net proceeds of approximately $8.6 million.

10. Stock-Based Compensation

Stock Option Plans

As of December 31, 2012, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or “2010 Plan”, the 2010 Outside Director Equity Incentive Plan, or “2010 Director Plan”, and the 2010 Employee Stock Purchase Plan or “ESPP” all of which we adopted upon the effectiveness of our IPO during October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. We issue new shares of common stock upon exercise of stock options.

2010 Equity Incentive Plan

Stock options granted under the 2010 Plan may be either ISOs or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. As of December 31, 2012 we had reserved 6.5 million shares of common stock for issuance under the 2010 Plan.

2010 Outside Director Equity Incentive Plan

Stock options granted under the 2010 Director Plan provide for the grant of NSOs. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over one year on a monthly basis or three years at a rate of one-third upon the first anniversary of the vesting commencement date and 1/36th per month thereafter. As of December 31, 2012 we had reserved 1.0 million shares of common stock for issuance under the 2010 Director Plan.

2010 Employee Stock Purchase Plan

We adopted the ESPP in October 2010 under which 0.4 million shares of our common stock have been reserved for issuance as of December 31, 2012. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1.

We issue new shares of common stock upon the purchase of shares under the plan.

Stock Options

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2012 (in thousands, except per share amounts):

		Common Stock Options Outstanding
	Shares available for grant	Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2011	1,441	10,522	$0.20 – 16.00	$6.69

Additional shares reserved	3,298
Options granted	(4,720)	4,720	$1.16 – 4.79	$3.13
Options exercised	—	(373)	$0.20 – 3.86	$1.52
Options canceled	2,853	(2,853)	$0.26 – 16.00	$7.03

Balances, December 31, 2012	2,872	12,016	$0.20 – 16.00	$5.37

On January 1, 2013, an additional 2.8 million shares were reserved under the 2010 Equity Incentive Plan and 0.6 million shares were reserved under the 2010 Outside Director Equity Incentive Plan.

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2012 (dollars in thousands, except per share values):

	Options Outstanding			Options Exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (Years)	Weighted average exercise price	Number vested	Weighted average exercise price
$0.00 – 1.00	287,591	2.61	$0.60	287,591	$0.60
$1.01 – 1.70	1,171,115	9.87	$1.18	—	$—
$1.71 – 2.50	1,110,736	7.21	$1.96	595,330	$1.94
$2.51 – 3.00	331,458	5.43	$2.53	316,299	$2.52
$3.01 – 4.00	3,184,050	8.85	$3.23	532,983	$3.39
$4.01 – 6.00	2,099,204	8.71	$4.93	295,177	$5.64
$6.01 – 10.00	1,936,780	6.63	$7.97	1,515,966	$7.91
$10.01 – 16.00	1,894,809	7.91	$12.59	983,230	$12.54

	12,015,743		$5.37	4,526,576	$6.61

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $0.9 million and $0.3 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $1.70, our closing stock price on the last trading day of our fourth quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount changes based on the fair market value of the Company’s common stock. The weighted average remaining contractual life for exercisable options is 6.5 years.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $11.0 million and $6.0 million, respectively.

Options Granted to Non-employees

During the years ended December 31, 2011 and 2010 we granted options to purchase 60,000 and 12,750 shares of common stock, respectively, to non-employees at exercise prices ranging from $3.30 to $13.50 per share.

Stock-based compensation expense will fluctuate as the estimated fair value of the common stock fluctuates over the vesting period. In connection with the grant of stock options to non-employees, we recognized stock-based compensation expense of $0.1 million, $0.2 million and $1.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered. The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option pricing model.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$506	$490	$—
Research and development	4,562	5,882	5,733
Sales, general and administrative	4,637	6,012	3,112

Total stock-based compensation expense	$9,705	$12,384	$8,845

The tax benefit of stock-based compensation expense was immaterial for the fiscal years ended December 31, 2012, 2011 and 2010. The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s stock-based compensation plans and rights to acquire stock granted under the Company’s ESPP. The weighted average estimated fair values of the stock options and rights to acquire stock granted under the Company’s ESPP as well as the weighted average assumptions used in calculating these values during the years ended December 31, 2012, 2011 and 2010, were based on estimates at the date of grant as follows:

	Years ended December 31,
	2012	2011	2010
Stock Option Plans
Expected term (years)	6.1 years	6.1 years	6.0 years
Expected volatility	63.4%	62.3%	50.6%
Risk-free interest rate	1.0%	1.5%	2.3%
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.84	$3.33	$5.49
Total stock-based compensation expense (in thousands)	$6,865	$9,424	$8,266

ESPP
Expected term range (years)	0.5 -2.0	0.5 -2.0	1.3
Expected volatility	90%	73%	55%
Risk-free interest rate	0.2%	0.2%	0.3%
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.38	$3.54	$6.34
Total stock-based compensation expense (in thousands)	$2,840	$2,960	$579

Stock Option Plans — As of December 31, 2012 there was unrecognized compensation costs of $19.4 million related to these stock options. We expect to recognize those costs over a weighted-average period of 2.9 years as of December 31, 2012. Future option grants will increase the amount of compensation expense to be recorded in those future periods. Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $4.3 million and $1.7 million, respectively.

Employee Stock Purchase Plan — For the years ended December 31, 2012 and 2011, 832,878 and 620,424 shares of common stock were purchased under the Plan, respectively. Cash received from ESPP for the years ended December 31, 2012 and 2011 was $2.1 million, and $3.4 million, respectively. No shares of common stock were purchased under the Plan in 2010.

Fair value of common stock granted prior to September 2010 — The fair values of the common stock underlying stock options granted through September 2010 were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there has been no public market for our common stock, our board of directors has determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock shall be determined by our board of directors until such time as our common stock is listed on an established stock exchange or national market system.

Our common stock became publicly listed upon our IPO at which time options granted are issued at a price equal to the closing price on the date of grant.

11. Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share values):

	Years Ended December 31,
	2012	2011	2010
Net loss per share:
Numerator
Net loss	$(94,465)	$(109,388)	$(140,166)

Denominator:
Weighted average shares of common stock outstanding	55,733	53,874	10,024
Less: Shares of common stock subject to repurchase	—	—	(86)

Weighted average shares used in computation of basic and diluted net loss per share	55,733	53,874	9,938

Basic and diluted net loss per share	$(1.69)	$(2.03)	$(14.10)

The following options outstanding, common stock subject to repurchase, and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive in the periods presented:

	Years Ended December 31, (in thousands)
	2012	2011	2010
Options outstanding	12,016	10,522	9,813
Common Stock subject to repurchase	—	—	169
Warrants to purchase Common Stock	10	10	10

12. Segment and Geographic Information

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

Revenue in 2012 from the United States of America, Europe and Asia (predominantly Japan) was $11.4 million, $6.6 million and $8.0 million, respectively, for a total of $26.0 million. Revenue in 2011 from the United States of America, Europe and Asia was $27.6 million, $5.1 million and $1.2 million, respectively, for a total of $33.9 million. Revenue for 2010 of $1.7 million was based in the United States of America.

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

A summary of the Company’s restructuring expense and accrued restructuring liability as of December 31, 2011 and December 31, 2012 is as follows (in thousands):

	Expense for Year Ended December 31, 2011	Balance January 1, 2011	Accrued	Paid	Balance December 31, 2011
Salaries and benefits	$4,592	$—	$4,592	$(4,426)	$166
Administrative	347	—	347	(347)	—

Total Restructuring	$4,939	$—	$4,939	$(4,773)	$166

No additional restructuring expenses were recorded or accrued during the year ended December 31, 2012 and the accrued restructuring balance as of December 31, 2012 is zero, as all related amounts were settled or paid. With respect to our workforce reduction, we do not expect to incur further restructuring charges.

14. Subsequent Event

On February 5, 2013, we entered into a Facility Agreement (the “Facility Agreement”) with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”), pursuant to which Deerfield agreed to provide $20.5 million in funding to us (the “Facility”). Under the terms of the Facility Agreement, we issued to Deerfield promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

The Facility has a maximum term of seven years from the date of the Facility Agreement. The Facility Agreement provides for an early repayment of principal in the event we have Net Sales (as defined in the Facility Agreement) of less than $41 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015 (the “Milestone”). If the Milestone is not achieved, at Deerfield’s option, one-third of the original principal balance of the Facility will become due, on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement.

From and after the date of the Facility Agreement, at the election of the holders of Notes representing a majority of the aggregate principal amount of the outstanding Notes, we shall apply 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock (the “Common Stock”), options, warrants or other securities convertible or exchangeable for shares of Common Stock, to the payment of the Notes. This right is subject to certain exceptions set forth in the Facility Agreement, including that the right will not apply until we have issued 15,000,000 shares (as adjusted for any stock split or reverse stock split) of our Common Stock or rights to acquire our capital stock following the date of the Facility Agreement.

Deerfield has the option to require us to repay the Notes if we complete a Major Transaction (as defined in the Facility Agreement), including a change of control or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility may become immediately due and payable upon an “Event of Default,” as defined in the Facility Agreement, in which case Deerfield would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement does not provide for a prepayment of the Facility at our option.

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property.

In connection with the execution of the Facility Agreement, on February 5, 2013, we issued to Deerfield warrants to purchase an aggregate of 5,500,000 shares of Common Stock immediately exercisable at an exercise price initially equal to $2.63 (the “Warrants”). The number of shares of Common Stock into which the Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of Common Stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or similar transaction.

Selected Quarterly Financial Data

(unaudited)

	Fiscal 2012 Quarter Ended
(In thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$10,038	$7,291	$2,776	$5,878
Total gross profit (loss)	(152)	275	190	627
Total operating expenses	27,358	22,830	22,769	22,321
Loss from operations	(27,510)	(22,555)	(22,579)	(21,694)
Net loss	(27,580)	(22,487)	(22,729)	(21,669)
Basic and diluted net loss per share of Common Stock	$(0.50)	$(0.40)	$(0.41)	$(0.39)

	Fiscal 2011 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$270	$10,630	$10,519	$12,444
Total gross profit	270	7,899	3,328	1,537
Total operating expenses	35,237	30,562	32,765	24,226
Loss from operations	(34,967)	(22,663)	(29,437)	(22,689)
Net loss	(34,809)	(22,475)	(29,281)	(22,823)
Basic and diluted net loss per share of Common Stock	$(0.66)	$(0.42)	$(0.54)	$(0.42)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 16, 2011, our Audit Committee approved the selection of Ernst & Young LLP (“E&Y”) to serve as our independent registered public accounting firm. There have been no disagreements with our former accountants on accounting and financial disclosure. For further information, please refer to our form 8-K filed with the SEC on June 21, 2011.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). Under the supervision of our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Pacific Biosciences of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pacific Biosciences of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012 of Pacific Biosciences of California, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California March 15, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholder Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Menlo Park, State of California, on March 15, 2013.

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

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities indicated below:

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	March 15, 2013

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President and Chief Financial Officer	March 15, 2013

/s/ Brian B. Dow Brian B. Dow	Vice President, Finance and Principal Accounting Officer	March 15, 2013

/s/ David Botstein David Botstein	Director	March 15, 2013

/s/ Brook Byers Brook Byers	Director	March 15, 2013

/s/ William W. Ericson William W. Ericson	Director	March 15, 2013

Signature	Title	Date

/s/ Randall S. Livingston Randall S. Livingston	Director	March 15, 2013

/s/ Marshall L. Mohr Marshall L. Mohr	Director	March 15, 2013

/s/ Lucy Shapiro Lucy Shapiro	Director	March 15, 2013

/s/ Susan Siegel Susan Siegel	Director	March 15, 2013

/s/ David B. Singer David B. Singer	Director	March 15, 2013

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011

3.1	Amended and Restated Bylaws	10-K	3.2	March 23, 2011

4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010

4.2	Fifth Amended and Restated Investor Rights Agreement, dated June 16, 2010	S-1	4.2	August 16, 2010

4.3	Form of Warrant to purchase shares of common stock of Pacific Biosciences of California, Inc.	8-K	4.1	February 5, 2013

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010

10.2+	2004 Equity Incentive Plan and forms of agreement thereunder	S-1	10.2	August 16, 2010

10.3+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010

10.4+	2010 Equity Incentive Plan and forms of option agreements thereunder	S-1	10.4	August 16, 2010

10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010

10.6+	2010 Outside Director Equity Incentive Plan and forms of agreement thereunder	S-1	10.6	August 16, 2010

10.7†	Collaboration Agreement by and between the Registrant and Gen-Probe Incorporated, dated as of June 15, 2010	S-1/A	10.7	October 22, 2010

10.8†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010

10.9†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010

10.10†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010

10.11	Amended and Restated Lease Agreement by and between the Registrant and Menlo Business Park, LLC, dated as of December 17, 2007	S-1	10.11	August 16, 2010

10.12	Lease Agreement by and between the Registrant and Menlo Business Park LLC, dated August 14, 2009	S-1	10.12	August 16, 2010

10.13	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.14	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011

10.15	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010

10.16	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011

10.17	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010

10.18	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated February 8, 2010	S-1	10.16	August 16, 2010

10.19	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011

10.20	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011

10.21	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.22	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.23+	Employment Agreement by and between the registrant and Hugh Martin effective September 16, 2010	S-1/A	10.17	September 20, 2010

10.24+	Change in Control Severance Agreement by and between the registrant and Hugh Martin effective September 16, 2010	S-1/A	10.18	September 20, 2010

10.25+	Letter Relating to Employment Terms by and between the registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010

10.26+	Change in Control Severance Agreement by and between the registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010

10.27+	Letter Relating to Employment Terms by and between the registrant and Stephen Turner effective September 15, 2010	S-1/A	10.21	September 20, 2010

10.28+	Change in Control Severance Agreement by and between the registrant and Stephen Turner effective September 9, 2010	S-1/A	10.22	September 20, 2010

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.29+	Letter Relating to Employment Terms by and between the registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010

10.30+	Change in Control Severance Agreement by and between the registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010

10.31+	Separation Agreement and Release by and between the registrant and Hugh Martin dated January 10, 2012	10-K	10.31	March 1, 2012

10.32+	Employment Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012

10.33+	Change in Control Severance Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012

10.34+	Change in Control Severance Agreement by and between the registrant and Michael Glynn effective August 31, 2011	10-K	10.34	March 1, 2012

10.35	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012

10.36+	Letter Agreement between the registrant and Michael Hunkapiller, dated December 14, 2012	8-K	10.1	December 14, 2012

10.37+	Letter Agreement between the registrant and Susan K. Barnes, dated December 14, 2012	8-K	10.2	December 14, 2012

10.38	Facility Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.1	February 5, 2013

10.40	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.3	February 5, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

16.1	Letter from PricewaterhouseCoopers LLP, dated June 16, 2011, regarding the change in independent registered public accounting firm.	8-K	16.1	June 21, 2011

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Registration Statement and have been filed separately with the Securities and Exchange Commission.