Form 10-Q
period 2013-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2013-05-10
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2013: 60,823,575

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except per share amounts)	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$53,038	$46,540
Investments	59,267	54,040
Accounts receivable	2,009	2,822
Inventory, net	10,597	9,592
Prepaid expenses and other current assets	1,570	2,006

Total current assets	126,481	115,000
Property and equipment, net	12,779	14,329
Other long-term assets	514	354

Total assets	$139,774	$129,683

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,011	$2,988
Accrued expenses and other current liabilities	7,425	8,204
Deferred revenue, current	2,961	3,378
Facility financing obligation, current	182	173

Total current liabilities	13,579	14,743
Deferred revenue, non-current	794	800
Deferred rent and other long-term liabilities	1,895	2,145
Notes payable, non-current	12,851	—
Financing derivative	999	—
Facility financing obligation, non-current	2,565	2,613

Total liabilities	32,683	20,301

Stockholders’ equity
Convertible Preferred Stock, $0.001 par value: Authorized 50,000 shares; No shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock and additional paid-in-capital, $0.001 par value: Authorized 1,000,000 shares; Issued and outstanding 60,824 shares at March 31, 2013 and 56,170 shares at December 31, 2012	664,204	645,372
Accumulated other comprehensive income	11	30
Accumulated deficit	(557,124)	(536,020)

Total stockholders’ equity	107,091	109,382

Total liabilities and stockholders’ equity	$139,774	$129,683

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended
(in thousands, except per share amounts)	March 31, 2013	March 31, 2012
Revenue:
Product revenue	$3,833	$8,715
Service and other revenue	1,475	1,053
Grant revenue	270	270

Total revenue	5,578	10,038

Cost of Revenue:
Cost of product revenue	3,200	8,607
Cost of service and other revenue	1,448	1,583

Total cost of revenue	4,648	10,190

Gross profit (loss)	930	(152)

Operating Expense:
Research and development	11,983	12,073
Sales, general and administrative	9,554	15,285

Total operating expense	21,537	27,358

Operating loss	(20,607)	(27,510)
Other income (expense), net	(497)	(70)

Net loss	$(21,104)	$(27,580)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(19)	78

Comprehensive loss	$(21,123)	$(27,502)

Net loss per share:
Basic and diluted net loss per share	$(0.37)	$(0.50)

Shares used in computing basic and diluted net loss per share	57,372	55,201

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2013	2012
Cash flows from operating activities
Net loss	$(21,104)	$(27,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,493	1,629
Stock-based compensation	2,746	2,187
Other items	121	53
Changes in assets and liabilities
Accounts receivable	813	3,052
Inventory	(607)	3,094
Prepaid expenses and other assets	431	245
Accounts payable	22	(492)
Accrued expenses and other current liabilities	(779)	1,220
Deferred revenue	(423)	(489)
Lease incentives and other long-term liabilities	(288)	(257)

Net cash used in operating activities	(17,575)	(17,338)

Cash flows from investing activities
Purchase of property and equipment	(297)	(274)
Purchase of investments	(42,466)	(20,137)
Sales of investments	—	3,500
Maturities of investments	37,180	29,889

Net cash provided by (used in) investing activities	(5,583)	12,978

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	9,890	1,755
Proceeds from issuance of debt facility, net of issuance costs	19,766	—

Net cash provided by financing activities	29,656	1,755

Net increase (decrease) in cash and cash equivalents	6,498	(2,605)
Cash and cash equivalents at beginning of period	46,540	58,865

Cash and cash equivalents at end of period	$53,038	$56,260

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to (from) property and equipment	$(398)	$602

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, the “Company”, “we”, “us”) has commercialized the PacBio RS High Resolution Genetic Analyzer and the recently launched the PacBio RS II Sequencing System to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2012 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on March 15, 2013. The results of operations for the first three months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

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

Fair Value of Financial Instruments

Assets and Liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

(in thousands)	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$17,995	$—	$—	$17,995	$11,847	$—	$—	$11,847
Commercial paper	—	35,043	—	35,043	—	34,693	—	34,693

Total cash and cash equivalents	17,995	35,043	—	53,038	11,847	34,693	—	46,540

Investments:
Commercial paper	—	45,919	—	45,919	—	28,866	—	28,866
Corporate debt securities	—	8,230	—	8,230	—	13,203	—	13,203
Asset backed securities	—	615	—	615	—	955	—	955
Certificates of deposits	—	—	—	—	—	2,008	—	2,008
U.S. government and agency securities	—	4,503	—	4,503	—	9,008	—	9,008

Total investments	—	59,267	—	59,267	—	54,040	—	54,040

Total assets measured at fair value	$17,995	$94,310	$—	$112,305	$11,847	$88,733	$—	$100,580

Liabilities
Financing derivative	$—	$—	$999	$999	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$999	$999	$—	$—	$—	$—

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the three month periods ended March 31, 2013 and 2012, realized gains and losses on the sale of investments were immaterial and there were no impairments of our investments.

The fair value of the Financing Derivative resulting from the debt facility entered into during the first quarter of 2013 was determined using Level 3 inputs, or significant unobservable inputs. Refer to Note 7. Debt Facility for the detailed description and valuation approach. The following table provides the changes in the fair value of the Financial Derivative during the quarter ended March 31, 2013 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2012	$—
Value at issuance	(967)
Loss on change in fair value of Financing Derivative	(32)

Balance as of March 31, 2013	$(999)

For the three-month period ended March 31, 2013 there were no assets or liabilities transferred between Level 1, Level 2, Level 3 reported at fair value on a recurring basis and valuation techniques did not change compared to the prior quarter.

Financial Assets and Liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short maturities. The carrying value of our facility financing obligation approximates fair value. The carrying value of the Deerfield notes is believed to approximate fair value as there have been no significant changes to the underlying assumptions or forecasted future cash flows since the notes were issued on February 5, 2013. Refer to Note 7. Debt Facility for the detailed description and valuation approach.

Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share:

	Three-Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Net loss per share
Numerator:
Net loss	$(21,104)	$(27,580)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	57,372	55,201

Basic and diluted net loss per share	$(0.37)	$(0.50)

The following were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
(in thousands)	2013	2012
Options outstanding	13,741	12,457
Warrants to purchase common stock	5,504	10

Recent Accounting Pronouncements

Effective January 1, 2013 we adopted the accounting guidance which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The amounts were not material to our financial statements in the periods presented.

3. Cash, Cash Equivalents and Investments

The following table summarizes our investments as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$17,995	$—	$—	$17,995
Commercial paper	35,041	2	—	35,043

Total cash and cash equivalents	53,036	2	—	53,038

Investments:
Commercial paper	45,915	6	(2)	45,919
Corporate debt securities	8,228	3	(1)	8,230
Asset backed securities	615	—	—	615
U.S. government and agency securities	4,501	2	—	4,503

Total investments	59,259	11	(3)	59,267

Total cash, cash equivalents and investments	$112,295	$13	$(3)	$112,305

	As of December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$—	$11,847
Commercial paper	34,690	3	—	34,693

Total cash and cash equivalents	46,537	3	—	46,540

Investments:
Commercial paper	28,859	7	—	28,866
Corporate debt securities	13,190	13	—	13,203
Asset backed securities	954	1	—	955
Certificates of deposit	2,005	3	—	2,008
U.S. government and agency securities	9,005	3	—	9,008

Total investments	54,013	27	—	54,040

Total cash, cash equivalents and investments	$100,550	$30	$—	$100,580

The estimated fair value of marketable debt securities (corporate debt securities, asset backed securities, U.S. government and agency securities, and commercial paper) as of March 31, 2013, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$93,695
Due after one year through 3 years	615

Total investments in debt securities	$94,310

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

4. Balance Sheet Components

As of March 31, 2013 and December 31, 2012 our inventory, net, consisted of the following components:

(in thousands)	March 31, 2013	December 31, 2012
Purchased materials, net	$3,250	$3,823
Work in process, net	6,773	3,494
Finished goods, net	574	2,275

Inventory, net	$10,597	$9,592

As of March 31, 2013 and December 31, 2012, our accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2013	December 31, 2012
Salaries and benefits	$3,426	$4,660
Legal and professional services	1,696	1,093
Customer deposits	48	685
Short-term portion of deferred rent	964	941
Other	1,291	825

Accrued expenses and other current liabilities	$7,425	$8,204

5. Contingencies

We may become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Three putative class action lawsuits were filed against us and certain of our officers and directors in the Superior Court of the State of California, County of San Mateo. These actions were brought on behalf of all persons or entities who purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The claims were initiated between October 2011 and April 2012 and have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The plaintiffs in the State Court Action allege violations of several provisions of the federal securities laws in connection with our August 16, 2010 registration statement (effective, as amended, on October 26, 2010) and seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. The defendants in the State Court Action filed a motion to stay that lawsuit in deference to the Primo action pending in federal district court. On May 25, 2012, the Superior Court denied the defendants’ motion to stay. The defendants in the State Court Action also filed a demurrer to certain of the plaintiffs’ claims, which was sustained in part and overruled in part on October 16, 2012. On October 26, 2012, the plaintiffs in the State Court Action filed a First Amended Consolidated Class Action Complaint, which the defendants answered on November 13, 2012.

On or around December 12, 2012, the parties to the State Court Action reached an agreement on certain terms of a tentative settlement on behalf of the entire class of persons or entities that purchased our common stock between October 27, 2010 and September 20, 2011 (inclusive). On January 18, 2013, the parties in the State Court Action entered into a memorandum of understanding regarding the tentative settlement, which will not become effective until final approval is granted by the Superior Court. As of March 31, 2013, we have accrued for our best estimate to resolve this matter.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws in connection with our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 6, 2012, Mr. Primo was appointed lead plaintiff in the action. On July 31, 2012, the defendants moved to dismiss the Primo action in its entirety. After an October 11, 2012 hearing, the District Court on April 15, 2013 granted the defendants’ motion to dismiss the amended complaint. The District Court’s order granted the plaintiffs leave to amend within sixty days of the date of the order.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., Case No. 4:11-CV-06703). The complaint alleges that the director defendants breached various fiduciary duties owed to us, engaged in waste of corporate assets, and were, as a result, unjustly enriched. The complaint seeks, among other things, restitution of director profits allegedly obtained as a result of the aforesaid conduct, improvement of our corporate governance procedures, and attorneys’ fees and costs. On February 28, 2012, the Burlingame action was related to the Primo action and transferred to the same judge hearing the Primo action. The parties in the Burlingame action have stipulated that no response to the complaint will be due until resolution of the motion to dismiss the Primo action. After considering the relevant case law and the potential hurdles to successfully proceeding with the Burlingame action, the plaintiff agreed to dismiss the litigation in its entirety. Accordingly, by stipulation of the parties, the Burlingame action was voluntarily dismissed without prejudice on April 11, 2013, which dismissal was ordered by the District Court on April 12, 2013.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers, including those named in the actions above, against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation, as amended and restated. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. Such obligations for indemnification may apply to these lawsuits. In addition, we may have obligations to hold harmless and indemnify each of the underwriters from our IPO and their respective affiliates, directors and officers against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of the underwriting agreement between the underwriters and the Company.

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

Indemnification

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any negligent acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The terms of these indemnification agreements are generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

Pursuant to Delaware law, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers against judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and certain officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at March 31, 2013.

6. Litigation Settlements

During April 2012, we entered into a settlement agreement with Life Technologies Corporation to settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, during April 2012, we entered into a settlement and release agreement with Helicos Biosciences Corporation, or Helicos, and Arizona Science and Technology Enterprises LLC d/b/a Arizona Technology Enterprises, or AzTE, to resolve all existing patent litigation between the parties. The settlement terms with Helicos and AzTE also include other features such as worldwide, non-exclusive limited licenses for us to all patents owned by Helicos and the two asserted patents in-licensed by Helicos from AzTE in the field relevant to our current products, and a perpetual covenant not to sue. We determined the principal benefit of the settlement with Helicos and AzTE was the economic benefit of avoiding litigation expenses and that the value attributable to other settlement features was believed to be de minimus. No value was assigned to the licenses from Helicos and AzTE as we do not believe any of our current or future products would fall under any valid and enforceable claims in the licensed applications and patents.

We recorded a $1.8 million charge to selling, general and administrative expense during the first quarter of fiscal 2012. The payment of the $1.8 million was made during the six-month period ended June 30, 2012.

7. Debt Facility

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

The Facility Agreement has a maximum term of seven years from inception; however provides for the early repayment of principal in the event we have net sales (as defined in the Facility Agreement) of less than $41.0 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015 (the “Milestone”). If the Milestone is not achieved, at Deerfield’s option, one-third of the original principal balance of the Facility will become due, on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement.

From and after the date of the Facility Agreement, at the election of the holders of Notes representing a majority of the aggregate principal amount of the outstanding Notes, we shall apply 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, to the payment of the Notes. This right is subject to certain exceptions set forth in the Facility Agreement, including that the right will not apply until we have issued 15.0 million shares (as adjusted for any stock split or reverse stock split) of our common stock or rights to acquire our capital stock following the date of the Facility Agreement. As of March 31, 2013, approximately 3.9 million shares of common stock have been sold through our “at-the-market” offering program.

Deerfield has the option to require us to repay the Notes if we complete a Major Transaction (as defined in the Facility Agreement), including a change of control or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility may become immediately due and payable upon an Event of Default (as defined in the Facility Agreement), in which case Deerfield would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement does not provide for a prepayment of the Notes at our option.

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

Financing Derivative

A number of features embedded in the Notes to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net. The fair value of the Financing Derivative on February 5, 2013 and March 31, 2013, was $1.0 million.

The value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8% weighted average market yield.

Warrants

In connection with the execution of the Facility Agreement, on February 5, 2013, we issued to Deerfield warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). The number of shares of common stock into which the Warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of common stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or similar transaction.

The Warrants are classified within additional paid in capital and reported at their grant date fair value on February 5, 2013, of $6.4 million. The fair value of the Warrants was estimated using the Black-Scholes model using the following assumptions:

Expected term	7 years
Expected volatility	50%
Risk-free interest rate	1.4%
Dividend yield	—

Notes

The Notes and Warrants were initially recorded at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million proceeds. Additionally, facility fees and other issuance costs were allocated based on the relative fair value of the Facility and the Warrants. The amount allocated to the Notes was then reduced by the $1.0 million fair value of the Financing Derivative, such that the Financing Derivative was recorded at its absolute fair value. As a result, the carrying value of the Notes at the inception of the debt was $12.8 million resulting in an original issue discount of $7.7 million. The discount will be accreted to the $20.5 million face value of the Notes over the expected maturity period of seven years using the effective interest method, with an effective interest rate of 20.6%.

The following amounts comprise expenses related to the facility included in other income (expense), net for the quarter ended March 31, 2013 (in thousands):

Cash interest expense at 8.75%	$(270)
Non-cash amortization of Original Issue Discount	(87)
Amortization of debt issuance costs	(2)

Interest Expense		(359)
Loss on financing derivative		(32)

Other income (expense), net		$(391)

8. Stockholders’ Equity

Stock Offering

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make any sales of shares under the Sales Agreement. We pay Cantor a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. We commenced selling shares on February 7, 2013 and as of March 31, 2013, we have sold 3.9 million shares of our common stock, resulting in net proceeds of $8.7 million. The shares were issued at an average price of $2.34 per share of common stock.

9. Stock Option Plans

As of March 31, 2013, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan (the “ESPP”).

As of March 31, 2013, 786,255 shares of our common stock remain reserved for issuance under our ESPP. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 733,111 and 428,604 shares during the three-month periods ended March 31, 2013 and 2012, respectively. We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model.

The following table summarizes stock option activity for all stock option plans (in thousands, except per share amounts):

	Shares available for grant	Common Stock Options Outstanding
		Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2012	2,872	12,016	$0.20 – 16.00	$5.37
Additional shares reserved	3,370
Options granted	(1,840)	1,840	2.18 – 2.78	2.23
Options exercised	—	(1)	2.52 – 2.52	2.52
Options canceled	114	(114)	1.16 – 16.00	5.56

Balances, March 31, 2013	4,516	13,741	$0.20 – 16.00	$4.95

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP, consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2013	2012
Cost of revenue	$136	$166
Research and development	1,217	1,133
Sales, general and administrative	1,393	888

Total stock-based compensation expense	$2,746	$2,187

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair values of the common stock underlying stock options granted through the date of our IPO, were estimated by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The fair value of the shares of common stock underlying the stock options has historically been the responsibility of and determined by our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of our common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. The fair value of the underlying common stock was determined by our board of directors until such time as our common stock was publicly traded. Our common stock became publicly listed upon our IPO from which time options granted are issued with an exercise price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
	2013	2012
Expected term	6.1 years	6.1 years
Expected volatility	65%	65%
Risk-free interest rate	1.1%	1.1%
Dividend yield	—	—

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. Such forward looking statements include, but are not limited to, statements related to: our expectations regarding our future losses, our expectations regarding our future sources of revenue, the timing of the conversion of our backlog, our expectations regarding our operating expenses; our expectations regarding our interest expense, our financial outlook; our expected revenues, gross margin, research and development expenses, and sales, general and administrative expenses, revenue recognition; our ability to fulfill customer orders; our investments and financing obligations; the effect of global market fluctuations; our expected expenses, including research and development expenses and administrative expenses; our expectations regarding our financing activities, our beliefs about our ability to finance our operations; the development and marketability of our products; the potential dilution of current stockholders; our use of any funds raised through the sale of securities; as well as statements of belief and statements of assumptions underlying any of the foregoing. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed and commercialized the PacBio RS High Resolution Genetic Analyzer and recently launched the PacBio RS II Sequencing System. The PacBio RS and the PacBio RS II each consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and performing pre-production activities associated with the commercial launch of the PacBio RS which occurred in April 2011. We have financed our operations primarily through the issuance of common and convertible preferred stock resulting in $597.0 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of March 31, 2013, we had an accumulated deficit of $557.1 million.

Basis of Presentation

While the trends below are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in this report may also materially impact our business operations and financial results.

Revenue

During the three-month periods ended March 31, 2013 and 2012, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

We anticipate that our future revenue will be generated primarily from sales of our recently launched PacBio RS II instruments and consumables, comprised of SMRT Cells and reagent kits, and system maintenance agreements.

As of March 31, 2013, our backlog was comprised of six instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue. We generally expect to convert backlog to revenue within two quarters.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Product costs include the direct costs incurred to manufacture products and install instruments combined with allocated manufacturing overhead. Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred exceeds the amounts absorbed into inventory and included in cost of revenue. As we engage excess manufacturing resources in next generation product research and development, production of product used internally for research and development, and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel and support infrastructure necessary to support the installed customer base. As we have been in the early stages of the commercial launch of our products, the capacity of our service infrastructure has exceeded the demand for installing and servicing customer instruments. Management has estimated the capacity of the existing service infrastructure and has recognized service related cost of revenue based on the installed base. From our initial commercial launch, total service infrastructure costs exceeded the costs associated with the support of customer instruments and such excess costs have been included as a component of sales, general and administrative expense. For the first quarter of 2013, our service costs were approximately equal to our service revenue.

Operating Expense

Research and Development Expense. Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our products, including the PacBio RS and PacBio RS II, SMRT Cells and reagent kits and the scientific research necessary to produce commercially viable applications of our technology. These expenses also include prototype-related expenditures, development equipment, supplies, facilities costs and other related overhead.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense relating to the debt facility, interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments and the debt facility, net gains or losses on foreign currency transactions, net losses from disposal of fixed assets, net gains or losses resulting from changes in fair value of the Financing Derivative, and foreign income taxes. Other income (expense), net also includes interest expense relating to our facility financing obligations resulting from lease agreements entered into in 2010. We expect interest expense to increase during future periods as a result of the debt issued during the first quarter of 2013 and subsequently as a result of the accounting treatment of the debt as the recorded value accretes to the amount due at maturity.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three-month period ended March 31, 2013, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 other than the assumptions used to value the Notes, Warrant and Financing Derivative as described above in “Part I, Item 1. Financial Statements-Note 7. Debt Facility” to the consolidated financial statements.

Results of Operations

Comparison of the Three-month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2013	2012
	(unaudited)
Revenue:
Product revenue	$3,833	$8,715	$(4,882)	(50%)
Service and other revenue	1,475	1,053	422	40%
Grant revenue	270	270	—	—

Total revenue	5,578	10,038	(4,460)	(44%)

Cost of Revenue:
Cost of product revenue	3,200	8,607	(5,407)	(63%)
Cost of service and other revenue	1,448	1,583	(135)	(9%)

Total cost of revenue	4,648	10,190	(5,542)	(54%)

Gross (loss) profit	930	(152)	1,082	712%

Operating Expense:
Research and development	11,983	12,073	(90)	(1%)
Sales, general and administrative	9,554	15,285	(5,731)	(37%)

Total operating expense	21,537	27,358	(5,821)	(21%)

Operating loss	(20,607)	(27,510)	6,903	25%
Other income (expense), net	(497)	(70)	(427)	(610%)

Net loss	$(21,104)	$(27,580)	$6,476	23%

Revenue

Our total revenue for the first quarter of 2013 was $5.6 million compared to $10.0 million in the first quarter of 2012. Product revenue in the first quarter of 2013 consisted of approximately $1.9 million from sales of our PacBio RS instruments and approximately $1.9 million from sales of consumables compared to approximately $7.8 million from sales of our PacBio RS instruments and approximately $0.9 million from sales of consumables during the first quarter of 2012. Instrument revenue in the first quarter of 2013 and 2012 reflects the three and 11 instrument installations and acceptances during the periods, respectively. Service and other revenue of $1.5 million and $1.1 million for the first quarter of 2013 and 2012, respectively, was primarily derived from product maintenance agreements sold in conjunction with sales of PacBio RS instruments.

Grant revenue earned is dependent on the grant received, the amount of the grant and subsequent work performed pursuant to the grant. For the first quarter of 2013, grant revenue remained consistent with the first quarter of 2012 at $0.3 million.

Gross (loss) Profit

Gross profit of $0.9 million and gross loss of $0.2 million for the first quarter of 2013 and 2012, respectively, corresponds to the recognition of revenue on three and 11 PacBio RS instruments, respectively, as well as consumable shipments and services provided to our installed base of instruments. Cost of product revenue of $3.2 million for the first quarter of 2013 reflects the costs relating to components, manufacturing overhead and installation incurred on the three instruments that were installed and consumables that were shipped during the period. Cost of product revenue of $8.6 million for the first quarter of 2012 reflects the costs relating to the 11 instruments that were installed and consumables shipped during the period. Cost of revenue for the first quarter of 2012 also includes $0.7 million of expense associated with our C2 product release, including the write-off of certain inventory and field upgrade costs. Cost of service and other revenue of $1.4 million and $1.6 million for the first quarters of 2013 and 2012, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of PacBio RS instruments.

Research and Development Expense

During the first quarter of 2013, research and development expense of approximately $12.0 million were in line with the $12.1 million of research and development expense in the first quarter of 2012. Decreases in depreciation expense of $0.2 million, equipment and supplies of $0.3 million, and $0.4 million, net, of other expenses were partially offset by an increase of $0.8 million in amounts allocated to research and development as a result of decreased commercial production volumes. Research and development expense included stock-based compensation expense of $1.2 million and $1.1 million during the first quarter of 2013 and 2012, respectively.

Sales, General and Administrative Expense

For the first quarter of 2013, selling, general and administrative expense decreased $5.7 million, or 37%, compared to the first quarter of 2012. The decrease was largely driven by a $4.4 million decrease in legal expenses primarily related to litigation, including settlement charges of $1.8 million relating to resolution of two intellectual property matters during the first quarter of 2012. Additionally, marketing and travel related costs decreased by approximately $0.9 million due partly to lower expenses incurred for trade show and conference expenses. Sales, general and administrative expense included stock-based compensation expense of $1.4 million and $0.9 million during the first quarter of 2013 and 2012, respectively.

Other Income (Expense), Net

The change in other income (expense), net from $0.1 million to $0.5 million in the first quarter of 2012 and 2013, respectively, primarily reflects an increase in interest expense as a result of the debt facility entered into during the first quarter of 2013.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock. Cash and investments at March 31, 2013 totaled $112.3 million compared to $100.6 million at December 31, 2012. Significant financing activities during the first quarter of 2013 included approximately $19.8 million of net proceeds received through the debt facility entered into with Deerfield on February 5, 2013 and approximately $8.7 million in net proceeds received through the sale of common stock under the Company’s current “at-the-market” offering program. Excluding proceeds from these two financing transactions, cash and investments decreased by $16.8 million compared to December 31, 2012, primarily reflecting $17.6 million of cash used in operating activities and $0.3 million of fixed asset purchases partially offset by $1.2 million of proceeds from employee stock plans.

We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we will raise additional capital in the future including, but not limited to, the financing arrangements as detailed under “Financing Activities” below. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

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

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS and the recently launched PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods ended March 31, 2013 and 2012 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $17.6 million for the three-month period ended March 31, 2013 as compared to $17.3 million for the three-month period ended March 31, 2012, due primarily to net losses of $21.1 million and $27.6 million, respectively, partially offset by depreciation and stock-based compensation of $4.2 million and $3.8 million, for the three-month periods ended March 31, 2013 and March 31, 2012, respectively. In addition, cash used in operating activities for the three-month period ended March 31, 2012 benefited from a $6.4 million change in working capital primarily as a result of a decrease in the accounts receivable balance and lower inventory levels in the first quarter of 2012.

Investing Activities

Our investing activities consist primarily of net investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $5.6 million for the three-month period ended March 31, 2013, comprised of net purchases and maturities of investments of $5.3 million and purchases of property and equipment of $0.3 million. Net cash provided by investing activities during the same period in 2012 was $13.0 million, comprised of net maturities, sales and purchases of investments of $13.3 million, partially offset by purchases of property and equipment of $0.3 million.

Financing Activities

For the three-month period ended March 31, 2013, we received net proceeds of $19.8 million from the debt facility, net proceeds of $8.7 million from our common stock “at-the-market” offering, and $1.2 million of proceeds from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises. Additional details relating to the debt facility and common stock “at-the-market” offering are described above in “Part I, Item 1. Financial Statements—Note 7. Debt Facility and Note 8. Stockholders’ Equity” to the consolidated financial statements, respectively.

For the three-month period ended March 31, 2012, we received $1.8 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2013 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that such indemnification obligations apply to the lawsuits described above in “Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded at March 31, 2013.

Recent Accounting Pronouncements

Effective January 1, 2013 we adopted the accounting guidance which requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. The amounts were not material to our financial statements, in the periods presented.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 5. Contingencies and Note 6. Litigation Settlements” to the consolidated financial statements, and is incorporated by reference herein.

Item 1A.	Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K that was filed with the SEC on March 15, 2013, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

Risks Related to Our Business

We are an early stage commercial company.

Our first commercial product, the PacBio RS, was launched in 2011 and our new PacBio RS II was only recently launched in 2013 and, as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

Although we have now commercialized the PacBio RS and launched the PacBio RS II, we cannot be sure that they will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practical with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our SMRT technology for use in a variety of life science applications. There can be no assurance that we will be successful in securing additional customers for our products, in particular, our first product which is focused on DNA sequencing. Furthermore, we cannot guarantee that the design of our products, including the initial and subsequent specifications and any enhancements or improvements to those specifications, will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we may fail to achieve or sustain market acceptance of our products by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. If the market for our products grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to develop a significant customer base, our future sales and revenue would be materially harmed and our business may not succeed. For example, in September 2011, we implemented a reduction in our workforce due in part to our infrastructure being staffed to support a faster adoption rate for our products. If the adoption rate for our products continues to be slow or does not grow, our business may be adversely affected.

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

On February 5, 2013, we entered into the Facility Agreement with Deerfield, pursuant to which Deerfield provided $20.0 million in funding to us net of the facility fee. Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with indebtedness under our Facility Agreement could:

•	make it more difficult for us to satisfy our obligations, including under the Facility Agreement;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness;

•	increase the volatility of the price of our common stock;

•	limit our flexibility to react to changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage to any of our competitors that have less or no indebtedness; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Our Facility Agreement contains covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding indebtedness to become immediately payable.

Our Facility Agreement contains various affirmative and negative covenants, including restrictions on the ability of us and our subsidiaries to incur additional indebtedness or liens on our assets, except as permitted under the Facility Agreement, that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. The Facility Agreement provides for an early repayment of principal in the event we have net sales (as defined in the Facility Agreement) of less than $41.0 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015, or the “Milestone,” which may be affected by events beyond our control. If the Milestone is not achieved, at Deerfield’s option, one-third of the original principal balance of the Facility will become due, on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement. Deerfield has the option to require us to repay the Notes if we complete a Major Transaction (as defined in the Facility Agreement), including a change of control of us or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility may become immediately due and payable upon an “Event of Default” (as defined in the Facility Agreement), in which case Deerfield would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon.

A breach of any of the covenants contained in our Facility Agreement could result in a default under such agreement. If an event of default exists, Deerfield could elect to declare all amounts outstanding under the Facility Agreement to be immediately due and payable. If we were unable to repay amounts payable under our Facility Agreement when due and payable, Deerfield could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our property and interests in property, including intellectual property, as collateral under the Facility Agreement. If Deerfield accelerates the repayment of borrowings, we may not have sufficient funds to repay our existing indebtedness, which could have a material adverse effect on our liquidity and ability to conduct our business.

Our products are highly complex, with significant support requirements.

In light of the highly complex technology involved in our products, there can be no assurance that we will be able to successfully provide adequate support for our products. Our customers have experienced reliability issues with our PacBio RS instruments that we believe are consistent with the introduction of similar new, highly complex products. While we believe that our customers, particularly those who were early adopters of other new DNA sequencing technologies in the past, understand that such issues can be common with novel, highly complex products like the PacBio RS, if our products continue to have reliability or other quality issues or require unexpected levels of support, or if our newly introduced PacBio RS II has similar issues, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We deliver our PacBio RS and PacBio RS II instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. Since launching our PacBio RS instrument during 2011, we have incurred significant service and support costs. If service and support costs increase, our business and operations may be adversely affected.

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

In order to successfully derive revenue from our products, we need to supply our customers with consumable kits to be used with our instruments and we have limited experience manufacturing these consumable kits. Our customers have experienced variability in the performance of our SMRT Cells. There is no assurance that we will be able to manufacture our consumable kits or SMRT Cells so that they consistently achieve the product specifications and quality that our customers expect. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing capacity for our consumable kits or SMRT Cells to meet anticipated demand. An inability to manufacture consumable kits and SMRT Cells that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business.

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

Our future business depends on our ability to execute on our plans to develop and market additional commercial applications of our SMRT technology. Future commercial applications will require significant investments of cash and resources and we may experience unexpected delays or difficulties that could postpone our ability to commercially launch these future applications, which could have a material adverse effect on our business, prospects, operating results and financial condition.

A significant portion of our potential sales depends on customers’ capital spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

We have based our business model on our belief that the market for sequencing products is large and expected to grow significantly. The market is still developing and we cannot quantify the size of the market with certainty. Growth in the market is dependent on increases in the demand for sequencing products from both research institutions and commercial companies. A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, particularly in light of concerns regarding the federal government budget sequestration, the spending priorities among various types of research equipment and policies regarding capital expenditures during recessionary periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results. In addition, if the market for our products is not as large as we expected and if the market does not grow as rapidly as we expected, demand for our products could be adversely affected.

We may be unable to successfully increase sales of our products.

We have limited experience in sales and marketing of our products. Our ability to achieve profitability depends on our ability to attract customers for our products. We may be unable to effectively market our products. To perform sales, marketing, distribution and customer support successfully, we face a number of risks, including:

•	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;

•	the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and

•	our sales, marketing and service force may be unable to execute successful commercial activities.

We may enlist and have enlisted third parties to assist with sales, distribution and customer support globally or in certain regions of the world. There is no guarantee, when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners; there is also no guarantee that we will be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.

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

Our products are complex and involve a large number of unique components, many of which require precision manufacturing. The nature of the products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. If we were required to purchase these components from an alternative source, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for some of those components that are currently purchased from a sole or single source supplier, we have not yet arranged for alternative suppliers.

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

The global economy and credit and capital markets have experienced volatility and disruption. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. We may experience changes in other income as a result of volatility in the global economy, including interest rates and expenses. Significant government investment and allocation of resources to assist the economic recovery of sectors which do not include our customers may reduce the resources available for government grants and related funding for life sciences research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.

We have raised and intend to raise additional financing to fund our existing operations. Equity securities we issue to fund our operations will dilute your ownership and debt securities will have rights senior to common stockholders.

We have raised and intend to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our Facility Agreement. We have incurred and may further incur additional debt. Debtholders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt restrict our operations, including our ability to pay dividends on our common stock. Equity securities issued in financings have diluted and will dilute stockholders’ ownership in the Company and new equity securities may have priority rights over current investors. For example, shares of common stock issued pursuant to our “at-the-market” offering, that commenced during the first quarter of 2013, have resulted in dilution to our stockholders. Additionally, Warrants to purchase 5,500,000 shares of our common stock issued to Deerfield in connection with the Facility Agreement could result in additional dilution to our stockholders, and the Facility Agreement contains covenants that restrict our business. We intend to raise additional funds beyond the transactions completed to date, which will result in additional dilution to our stockholders.

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

Our PacBio RS has a lengthy sales and purchase order cycle because it is a major capital item and generally requires the approval of our customers’ senior management, and we anticipate that our new PacBio RS II will have a similar cycle. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely upon our operating results in any particular period as an indication of future performance.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS and PacBio RS II instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS and PacBio RS II. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property can be costly and distract management’s attention and resources. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Life Technologies Corporation seeking review of a patent interference decision of the U.S. Patent and Trademark Office (see “Part I, Item 1. Financial Statements—Note 6. Litigation Settlements” to the consolidated financial statements). Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalid or unenforceable, in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos (see “Part I, Item 1. Financial Statements—Note 6. Litigation Settlements” to the consolidated financial statements). In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Owning Our Common Stock

The price of our common stock has been, and may continue to be, highly volatile, and you may be unable to sell your shares at or above the price you paid to acquire it.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

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

Furthermore, in the past and recently, stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see “Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make or continue to make any sales of shares of our common stock under the Sales Agreement. The sale of securities under the Form S-3 registration statement, including pursuant to the Sales Agreement, has resulted and will result in dilution of our stockholders and could cause our share price to fall. In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares of our common stock pursuant to the Sales Agreement through December 2013. We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, the Warrants to purchase 5,500,000 shares of our common stock issued to Deerfield in connection with the Facility Agreement could result in additional dilution to our stockholders. Refer to “Part I, Item 1. Financial Statements—Note 7. Debt Facility and Note 8. Stockholders’ Equity” to the consolidated financial statements, for additional details regarding these financing transactions.

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

Recent Sales of Unregistered Securities

Refer to “Part I, Item 1. Financial Statements—Note 7. Debt Facility” to the consolidated financial statements for additional details regarding the Deerfield financing transaction, a discussion of which transaction was included in our current report on Form 8-K filed on February 5, 2013.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 10, 2013	By:	/S/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: May 10, 2013	By:	/S/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Facility Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 of Form 8-K (File 001-34899) filed on February 5, 2013)

10.2	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof (incorporated by reference to Exhibit 10.3 of Form 8-K (File 001-34899) filed on February 5, 2013)

10.3	Change in Control Severance Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012 (incorporated by reference to Exhibit 10.33 of Form 10-K (File 001-34899) filed on March 1, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document