Form 10-Q
period 2013-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2013-08-09
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2013: 65,250,352

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands except par value amounts)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$40,833	$46,540
Investments	66,135	54,040
Accounts receivable	4,104	2,822
Inventory, net	10,283	9,592
Prepaid expenses and other current assets	759	2,006

Total current assets	122,114	115,000
Property and equipment, net	11,655	14,329
Other long-term assets	508	354

Total assets	$134,277	$129,683

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,605	$2,988
Accrued expenses and other current liabilities	8,950	8,204
Deferred revenue, current	3,347	3,378
Facility financing obligation, current	191	173

Total current liabilities	15,093	14,743
Deferred revenue, non-current	734	800
Deferred rent and other long-term liabilities	1,638	2,145
Notes payable	13,007	—
Financing derivative	894	—
Facility financing obligation, non-current	2,513	2,613

Total liabilities	33,879	20,301

Stockholders’ equity
Convertible Preferred Stock, $0.001 par value: Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock and additional paid-in-capital, $0.001 par value: Authorized 1,000,000 shares; Issued and outstanding 65,242 shares at June 30, 2013 and 56,170 shares at December 31, 2012	677,995	645,372
Accumulated other comprehensive income	(2)	30
Accumulated deficit	(577,595)	(536,020)

Total stockholders’ equity	100,398	109,382

Total liabilities and stockholders’ equity	$134,277	$129,683

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Six-Month Periods Ended
(in thousands, except per share amounts)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:
Product revenue	$4,601	$5,827	$8,434	$14,542
Service and other revenue	1,447	1,284	2,922	2,337
Grant revenue	—	180	270	450

Total revenue	6,048	7,291	11,626	17,329

Cost of Revenue:
Cost of product revenue	3,322	5,382	6,522	13,989
Cost of service and other revenue	1,667	1,634	3,115	3,217

Total cost of revenue	4,989	7,016	9,637	17,206

Gross profit	1,059	275	1,989	123

Operating Expense:
Research and development	11,682	11,272	23,665	23,345
Sales, general and administrative	9,374	11,558	18,928	26,843

Total operating expense	21,056	22,830	42,593	50,188

Operating loss	(19,997)	(22,555)	(40,604)	(50,065)
Interest expense	(673)	(69)	(1,098)	(139)
Other income, net	199	137	127	137

Net loss	(20,471)	(22,487)	(41,575)	(50,067)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(13)	(60)	(32)	18

Comprehensive loss	$(20,484)	$(22,547)	$(41,607)	$(50,049)

Net loss per share:
Basic and diluted net loss per share	$(0.33)	$(0.40)	$(0.70)	$(0.90)

Shares used in computing basic and diluted net loss per share	61,922	55,658	59,660	55,433

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net loss	$(41,575)	$(50,067)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,897	3,353
Amortization of debt discount and financing costs	248	—
Stock-based compensation	5,190	4,770
Other items	(73)	53
Changes in assets and liabilities
Accounts receivable	(1,282)	1,186
Inventory	(293)	4,082
Prepaid expenses and other assets	1,229	800
Accounts payable	(384)	(681)
Accrued expenses and other current liabilities	746	(3,719)
Deferred revenue	(97)	(204)
Lease incentives and other long-term liabilities	(588)	(523)

Net cash used in operating activities	(33,982)	(40,950)

Cash flows from investing activities
Purchases of property and equipment	(577)	(781)
Purchases of investments	(111,524)	(54,359)
Sales of investments	—	4,856
Maturities of investments	99,373	63,972

Net cash provided by (used in) investing activities	(12,728)	13,688

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	21,237	2,020
Proceeds from issuance of debt facility, net of issuance costs	19,766	—

Net cash provided by financing activities	41,003	2,020

Net decrease in cash and cash equivalents	(5,707)	(25,242)
Cash and cash equivalents at beginning of period	46,540	58,865

Cash and cash equivalents at end of period	$40,833	$33,623

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Overview

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, the “Company”, “we”, “us”) has commercialized the PacBio RS High Resolution Genetic Analyzer and the PacBio RS II Sequencing System to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2012 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on March 15, 2013. The results of operations for the first six months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, assumptions used in computing stock-based compensation expense and valuing warrants, assumptions used to value the financing derivative and long-term notes, provisions for income taxes, inventory, and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

Fair Value of Financial Instruments

Assets and Liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

(in thousands)	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$20,037	$—	$—	$20,037	$11,847	$—	$—	$11,847
Commercial paper	—	20,796	—	20,796	—	34,693	—	34,693

Total cash and cash equivalents	20,037	20,796	—	40,833	11,847	34,693	—	46,540

Investments:
Commercial paper	—	58,094	—	58,094	—	28,866	—	28,866
Corporate debt securities	—	1,641	—	1,641	—	13,203	—	13,203
Asset backed securities	—	6,400	—	6,400	—	955	—	955
Certificates of deposits	—	—	—	—	—	2,008	—	2,008
U.S. government and agency securities	—	—	—	—	—	9,008	—	9,008

Total investments	—	66,135	—	66,135	—	54,040	—	54,040

Total assets measured at fair value	$20,037	$86,931	$—	$106,968	$11,847	$88,733	$—	$100,580

Liabilities
Financing derivative	$—	$—	$894	$—	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$894	$—	$—	$—	$—	$—

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the six-month periods ended June 30, 2013 and 2012, realized gains and losses on the sale of investments were immaterial and there were no material impairments of our investments.

The fair value of the Financing Derivative (as defined in Note 6. Debt Facility) liability resulting from the debt facility we entered into during the first quarter of 2013 was determined using Level 3 inputs, or significant unobservable inputs. Refer to Note 6. Debt Facility for a detailed description and valuation approach. The following table provides the changes in the fair value of the Financial Derivative during the six-month period ended June 30, 2013 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2012	$—
Value at issuance	967
Loss on change in fair value of Financing Derivative	(73)

Balance as of June 30, 2013	$894

For the six-month period ended June 30, 2013 there were no assets or liabilities transferred between Level 1, Level 2, Level 3 reported at fair value on a recurring basis and valuation techniques did not change compared to the prior quarter.

Financial Assets and Liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, are determined to approximate fair value due to their short maturities. The carrying value of our facility financing obligation approximates fair value due to the time to maturity and prevailing market rates.

We determined the fair value of the Notes (as defined in Note 6. Debt Facility) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8% weighted average market yield. Refer to Note 6. Debt Facility for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$13,686	$13,007	$—	$—

Net Loss Per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
Net loss per share
Numerator:
Net loss	$(20,471)	$(22,487)	$(41,575)	$(50,067)

Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	61,922	55,658	59,660	55,433

Basic and diluted net loss per share	$(0.33)	$(0.40)	$(0.70)	$(0.90)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

(in thousands)	As of June 30,
	2013	2012
Options outstanding	13,696	11,976
Warrants to purchase common stock	5,504	10

3. Cash, Cash Equivalents and Investments

The following table summarizes our investments as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$20,037	$—	$—	$20,037
Commercial paper	20,795	1	—	20,796

Total cash and cash equivalents	40,832	1	—	40,833

Investments:
Commercial paper	58,086	9	(1)	58,094
Corporate debt securities	1,642	—	(1)	1,641
Asset backed securities	6,410	—	(10)	6,400
U.S. government and agency securities	—	—	—	—

Total investments	66,138	9	(12)	66,135

Total cash, cash equivalents and investments	$106,970	$10	$(12)	$106,968

	As of December 31, 2012
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$—	$11,847
Commercial paper	34,690	3	—	34,693

Total cash and cash equivalents	46,537	3	—	46,540

Investments:
Commercial paper	28,859	7	—	28,866
Corporate debt securities	13,190	13	—	13,203
Asset backed securities	954	1	—	955
Certificates of deposit	2,005	3	—	2,008
U.S. government and agency securities	9,005	3	—	9,008

Total investments	54,013	27	—	54,040

Total cash, cash equivalents and investments	$100,550	$30	$—	$100,580

The estimated fair value of marketable debt securities (corporate debt securities, asset backed securities, U.S. government and agency securities, and commercial paper) as of June 30, 2013, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$80,531
Due after one year through 5 years	6,400

Total investments in debt securities	$86,931

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

4. Balance Sheet Components

As of June 30, 2013 and December 31, 2012 our inventory, net, consisted of the following components:

(in thousands)	June 30, 2013	December 31, 2012
Purchased materials, net	$2,953	$3,823
Work in process, net	5,179	3,494
Finished goods, net	2,151	2,275

Inventory, net	$10,283	$9,592

5. Contingencies

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Three putative class action lawsuits were filed against us and certain of our officers and directors in the Superior Court of the State of California, County of San Mateo. These actions were brought on behalf of all persons or entities that purchased or otherwise acquired our common stock pursuant or traceable to our initial public offering (“IPO”) of common stock in October 2010. The claims were initiated between October 2011 and April 2012 and have since been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig., Case No. CIV509210 (the “State Court Action”). The plaintiffs in the State Court Action allege violations of several provisions of the federal securities laws in connection with our August 16, 2010 registration statement (effective, as amended, on October 26, 2010) and seek, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On October 26, 2012, the plaintiffs in the State Court Action filed a First Amended Consolidated Class Action Complaint, which the defendants answered on November 13, 2012. On June 3, 2013, the Superior Court preliminarily approved the terms of a tentative settlement reached by the parties to the State Court Action and conditionally certified the settlement class proposed by the parties, such class consisting of all persons or entities that purchased our common stock between October 27, 2010 and September 20, 2011 (inclusive). The Superior Court scheduled a hearing regarding final approval of the tentative settlement for October 25, 2013. As of June 30, 2013, we have accrued for our best estimate to resolve this matter.

On December 21, 2011, we and certain of our officers and directors were named in a putative class action lawsuit filed in United States District Court for the Northern District of California (Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599). On April 11, 2012, an amended complaint was filed in the Primo action, which added another plaintiff, Evan Powell. As amended, the complaint alleges violations of several provisions of the federal securities laws in connection with our August 16, 2010 registration statement (effective, as amended, on October 26, 2010), and by us and/or our employees during the class period. The complaint seeks, among other things, compensatory damages, rescission, and attorneys’ fees and costs on behalf of the putative class. On April 15, 2013, the District Court granted the defendants’ motion to dismiss the amended complaint while permitting plaintiffs to file an amended complaint within sixty days. On June 14, 2013, plaintiffs in the Primo action filed a second amended complaint. On June 13, 2013, the defendants moved to stay all proceedings in the Primo action, pending a consideration by the Superior Court of the State of California, County of San Mateo, of whether to grant final approval to the tentative settlement preliminarily approved in the State Action. The District Court has scheduled a hearing on the defendants’ motion to stay the Primo action for August 22, 2013. Pursuant to the parties’ stipulation and as ordered by the District Court, the defendants are not obligated to respond to the second amended complaint until thirty days after the District Court has ruled on the pending motion to stay and then only in the event the District Court denies the motion.

On December 29, 2011, we were named as a nominal defendant, along with certain of our directors as individual defendants, in a purported shareholder derivative lawsuit filed in United States District Court for the Northern District of California (Burlingame v. Martin et al., Case No. 4:11-CV-06703). The plaintiff in the Burlingame action has agreed to dismiss the litigation in its entirety. Accordingly, by stipulation of the parties, the Burlingame action was dismissed without prejudice on April 12, 2013.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and certain officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and certain officers against losses suffered or incurred by the indemnified party in connection with their service to the Company, and judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and certain officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at June 30, 2013.

6. Debt Facility

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

The Facility Agreement has a maximum term of seven years from inception; however it provides for the early repayment of principal in the event we have net sales (as defined in the Facility Agreement) of less than $41.0 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015 (the “Milestone”). If the Milestone is not achieved, at Deerfield’s option, one-third of the original principal balance of the Facility will become due, on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement.

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

Financing Derivative

A number of features embedded in the Notes to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net. The fair value of the Financing Derivative as of February 5, 2013 and June 30, 2013, was $1.0 million and $0.9 million, respectively.

The value of the Financing Derivative as of February 5, 2013 and June 30, 2013 was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8% weighted average market yield.

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

The Warrants are classified within additional paid-in capital and reported at their grant date fair value on February 5, 2013 of $6.4 million. We estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

Expected term	7 years
Expected volatility	50%
Risk-free interest rate	1.4%
Dividend yield	—

Notes

The Notes and Warrants were initially recorded at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. Additionally, facility fees and other issuance costs were allocated based on the relative fair value of the Facility and the Warrants. The amount allocated to the Notes was then reduced by the $1.0 million fair value of the Financing Derivative, such that the Financing Derivative was recorded at its absolute fair value. As a result, the carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. The discount will be accreted to the $20.5 million face value of the Notes over the expected maturity period of seven years using the effective interest method, with an effective interest rate of 20.6%.

7. Stockholders’ Equity

Stock Offering

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC. On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make any sales of shares under the Sales Agreement. We pay Cantor a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor. During the quarter ended June 30, 2013, we sold 4.4 million shares of common stock through our “at-the-market” offering at an average price of $2.66, with net proceeds of $11.3 million. As of June 30, 2013, we have sold a total of 8.3 million shares of our common stock at an average price of $2.51 through our “at-the-market” offering.

8. Stock Option Plans

As of June 30, 2013, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan (the “ESPP”).

As of June 30, 2013, 786,255 shares of our common stock remain reserved for issuance under our ESPP. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares issued under the ESPP totaled 733,111 and 428,604 shares during the six-month periods ended June 30, 2013 and 2012, respectively. We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model.

The following table summarizes stock option activity for all stock option plans (in thousands, except per share amounts):

	Shares available for grant	Common Stock Options Outstanding
		Number of shares	Exercise price	Weighted average exercise price
Balances, December 31, 2012	2,872	12,016	$0.20 – 16.00	$5.37
Additional shares reserved	3,370
Options granted	(2,025)	2,025	2.11 – 2.89	2.25
Options exercised	—	(29)	1.83 – 2.52	1.88
Options canceled	316	(316)	1.16 – 16.00	5.12

Balances, June 30, 2013	4,533	13,696	$0.20 – 16.00	$4.92

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP, consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$100	$143	$236	$309
Research and development	1,024	1,069	2,241	2,202
Sales, general and administrative	1,320	1,371	2,713	2,259

Total stock-based compensation expense	$2,444	$2,583	$5,190	$4,770

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair value of the common stock underlying stock options granted through the date of our IPO, were estimated by our board of directors on the date of grant. The fair value of the shares of common stock underlying stock options has historically been the responsibility of, and determined by, our board of directors. Because there was no public market for our common stock, our board of directors determined fair value of the common stock at the time of grant by considering a number of objective and subjective factors including independent third-party valuations, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and general and industry specific economic outlook, amongst other factors. Our common stock became publicly listed upon our IPO, from which time options granted are issued with an exercise price equal to the closing price on the date of grant.

The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	65.0%	65.0%	65.0%	65.0%
Risk-free interest rate	1.1%	1.0%	1.1%	1.1%
Dividend yield	—	—	—	—

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

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed the PacBio RS High Resolution Genetic Analyzer and the PacBio RS II Sequencing System. The PacBio RS and the PacBio RS II consists of an instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits.

We have financed our operations primarily through the issuance of common and convertible preferred stock resulting in $608.4 million in net proceeds. Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of June 30, 2013, we had an accumulated deficit of $577.6 million.

Basis of Presentation

While the trends below are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in this report may also materially impact our business operations and financial results.

Revenue

During the three- and six-month periods ended June 30, 2012, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services, and during the three- and six-month periods ended June 30, 2013, the majority of our revenue related to the sale of PacBio RS and PacBio RS II instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred.

As of June 30, 2013, our backlog was comprised of 10 instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue. We generally expect to convert backlog to revenue within two quarters.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Product costs include the direct costs incurred to manufacture products and install instruments combined with allocated manufacturing overhead. Manufacturing overhead is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred exceeds the amounts absorbed into inventory and included in cost of revenue. During the six-month periods ended June 30, 2013 and 2012, $3.6 million and $5.3 million, respectively, of manufacturing overhead was capitalized into inventory. As we engage excess manufacturing resources in product research and development, production of product used internally for research and development, and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel and support infrastructure necessary to support the installed customer base. As we have been in the early stages of the commercial launch of our products, the capacity of our service infrastructure has exceeded the demand for installing and servicing customer instruments. Management has estimated the capacity of the existing service infrastructure and has recognized service related cost of revenue based on the installed base. From our initial commercial launch, total service infrastructure costs have generally exceeded the costs associated with the support of customer instruments and such excess costs have been included as a component of sales, general and administrative expense.

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

Interest Expense

Interest expense is primarily related to the debt facility entered into during the first quarter of 2013 and includes the amortization of debt discount and other related costs. To a lesser extent, amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010. We expect interest expense to increase during future periods as a result of the debt issued during the first quarter of 2013 and subsequently as a result of the accounting treatment of the debt as the recorded value accretes to the amount due at maturity.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses from disposal of fixed assets, net gains or losses resulting from changes in fair value of the Financing Derivative, and foreign income taxes.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. During the three-month period ended June 30, 2013, there have been no significant changes in our critical accounting policies and estimates as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 other than the assumptions used to value the Notes, Warrant and Financing Derivative as described above in “Part I, Item 1. Financial Statements-Note 6. Debt Facility” to the consolidated financial statements.

Results of Operations

Comparison of the Three-month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2013	2012
	(unaudited)
Revenue:
Product revenue	$4,601	$5,827	$(1,226)	(21%)
Service and other revenue	1,447	1,284	163	13%
Grant revenue	—	180	(180)	(100%)

Total revenue	6,048	7,291	(1,243)	(17%)

Cost of Revenue:
Cost of product revenue	3,322	5,382	(2,060)	(38%)
Cost of service and other revenue	1,667	1,634	33	2%

Total cost of revenue	4,989	7,016	(2,027)	(29%)

Gross profit	1,059	275	784	285%

Operating Expense:
Research and development	11,682	11,272	410	4%
Sales, general and administrative	9,374	11,558	(2,184)	(19%)

Total operating expense	21,056	22,830	(1,774)	(8%)

Operating loss	(19,997)	(22,555)	2,558	11%
Interest expense	(673)	(69)	(604)	(875%)
Other income (expense), net	199	137	62	45%

Net loss	$(20,471)	$(22,487)	$2,016	9%

Revenue

Our total revenue for the second quarter of 2013 was $6.0 million compared to $7.3 million during the second quarter of 2012. Product revenue in the second quarter of 2013 consisted of approximately $2.7 million from sales of our PacBio RS II instruments and instrument upgrades and approximately $1.9 million from sales of consumables compared to approximately $4.6 million from sales of our PacBio RS instruments and approximately $1.2 million from sales of consumables during the second quarter of 2012. Instrument revenue in the second quarter of 2013 reflects three PacBio RS II instrument installations as compared to seven PacBio RS instrument installations during the second quarter of 2012. Service and other revenue of $1.4 million and $1.3 million for the second quarters of 2013 and 2012, respectively, was primarily derived from product maintenance agreements sold in conjunction with our instruments.

Gross Profit

Cost of product revenue of $3.3 million for the second quarter of 2013 reflects the costs relating to the three instruments installed while cost of product revenue of $5.4 million for the second quarter of 2012 reflects seven instruments. Cost of revenue for the second quarter of 2012 also includes a $0.6 million charge associated with a provision for excess and obsolete inventory.

Research and Development Expense

During the second quarter of 2013, research and development expense increased $0.4 million, or 4%, compared to the second quarter of 2012. The increase in research and development expense was primarily attributed to an increase of $0.8 million in manufacturing resources allocated to research and development as a result of decreased commercial production volumes partially offset by decreases of $0.2 million of facility costs and $0.2 million of other net expenses. Research and development expense included stock-based compensation expense of $1.0 million and $1.1 million during the second quarters of 2013 and 2012, respectively.

Sales, General and Administrative Expense

For the second quarter of 2013, selling, general and administrative expense decreased $2.2 million, or 19%, compared to the second quarter of 2012. The decrease was largely driven by a $1.1 million decrease in legal, professional and consulting expenses primarily as a result of decreased class action litigation related expenses. Additionally, marketing and travel related costs decreased by approximately $0.6 million due primarily to lower expenses incurred for trade show and conference expenses. Sales, general and administrative expense included stock-based compensation expense of $1.3 million and $1.4 million during the second quarters of 2013 and 2012, respectively.

Interest Expense

Interest expense increased $0.6 million from $0.1 million to $0.7 million during the second quarters of 2012 and 2013, respectively, primarily as a result of the debt facility entered into during the first quarter of 2013.

Other Income (Expense), Net

Other income (expense), net remained relatively consistent with $0.2 million in the second quarter of 2013 compared to $0.1 million in the second quarter of 2012.

Comparison of the Six-month Periods Ended June 30, 2013 and 2012

	Six-Month Period Ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands, except percentages)	2013	2012
	(unaudited)
Revenue:
Product revenue	$8,434	$14,542	$(6,108)	(42%)
Service and other revenue	2,922	2,337	585	25%
Grant revenue	270	450	(180)	(40%)

Total revenue	11,626	17,329	(5,703)	(33%)

Cost of Revenue:
Cost of product revenue	6,522	13,989	(7,467)	(53%)
Cost of service and other revenue	3,115	3,217	(102)	(3%)

Total cost of revenue	9,637	17,206	(7,569)	(44%)

Gross profit	1,989	123	1,866	1,517%

Operating Expense:
Research and development	23,665	23,345	320	1%
Sales, general and administrative	18,928	26,843	(7,915)	(29%)

Total operating expense	42,593	50,188	(7,595)	(15%)

Operating loss	(40,604)	(50,065)	9,461	19%
Interest expense	(1,098)	(139)	(959)	(690%)
Other income (expense), net	127	137	(10)	(7%)

Net loss	$(41,575)	$(50,067)	$8,492	17%

Revenue

Our total revenue for the six-month period ended June 30, 2013 was $11.6 million compared to $17.3 million in the six-month period ended June 30, 2012. Product revenue in the six-month period ended June 30, 2013 consisted of approximately $4.6 million from sales of our instruments and instrument upgrades and approximately $3.8 million from sales of consumables compared to $12.5 million from sales of our instruments and $2.0 million from sales of consumables in the six-month period ended June 30, 2012.

Instrument revenue in the six-month periods ended June 30, 2013 and 2012 reflects the six and 18 instrument installations and acceptances during the periods, respectively and upgrades during the second quarter of 2013. Service and other revenue of $2.9 million and $2.3 million, for the six-month periods ended June 30, 2013 and 2012, respectively, was primarily derived from product maintenance agreements sold in conjunction with our instruments.

Gross Profit

Gross profit of $2.0 million and $0.1 million for the six-month periods ended June 30, 2013 and 2012 corresponds to the recognition of revenue on six and 18 instruments, respectively. Cost of product revenue of $6.5 million for the six-month period ended June 30, 2013 reflects the costs relating to six instruments compared with $14.0 million for the six-month period ended June 30, 2012 relating to the 18 instruments that were installed and consumables that were shipped during the period. Cost of revenue for the six-month period ended June 30, 2012 also includes $0.7 million of expense associated with our C2 release in the first quarter of 2012 and a $0.7 million charge associated with provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of service and other revenue of $3.1 million and $3.2 million for the six-month periods ended June 30, 2013 and 2012, respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments.

Research and Development Expense

During the six-month period ended June 30, 2013, research and development expenses increased $0.3 million, or 1%, compared to the same period ended June 30, 2012. The increase was driven primarily by an increase of $1.6 million in amounts allocated to research and development as a result of decreased commercial production volumes partially offset by decreases of $0.4 million of facility costs, $0.4 million of depreciation and $0.5 million of other net expenses. Research and development expense included stock-based compensation expense of $2.2 million and $2.2 million during the six-month periods ended June 30, 2013 and 2012, respectively.

Sales, General and Administrative Expense

For the six-month period ended June 30, 2013, selling, general and administrative expenses decreased $7.9 million, or 29%, compared to the same period ended June 30, 2012. The decrease was driven primarily by a $5.5 million decrease in legal, professional and consulting expenses primarily as a result of decreased class action litigation related and legal expenses, including settlement charges of $1.8 million relating to the resolution of two intellectual property matters. Additionally, marketing and travel related costs decreased by approximately $1.5 million due partly to lower expenses incurred for trade show and conference expenses and other net expenses decreased by $0.9 million. Sales, general and administrative expense included stock-based compensation expense of $2.8 million and $2.7 million during the six-month periods ended June 30, 2013 and 2012, respectively.

Interest Expense

Interest expense increased $1.0 million from $0.1 million to $1.1 million for the six-month periods ended June 30 2012 and 2013, respectively, primarily as a result of the debt facility entered into during the first quarter of 2013.

Other Income (Expense), Net

Other income (expense), net remained relatively consistent with $0.1 million net other income in the six-month periods ended June 30, 2012 and 2013.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock. Cash and investments at June 30, 2013 totaled $107.0 million, compared to $100.6 million at December 31, 2012. Significant financing activities during the six-month period ended June 30, 2013 included $19.8 million received through the debt facility entered into with Deerfield on February 5, 2013 and $20.0 million received through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from these two financing transactions, cash and investments decreased by $33.4 million compared to December 31, 2012, primarily reflecting $34.0 million of cash used in operating activities and $0.6 million of fixed asset purchases partially offset by $1.3 million of proceeds received from equity sales through our employee stock plans.

We believe that existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future including, but not limited to, the financing arrangements as detailed under “Financing Activities” below. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

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

Operating Activities

Our primary uses of cash in operating activities are for the manufacturing and sale of PacBio RS and the PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods ended June 30, 2013 and 2012 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $34.0 million for the six-month period ended June 30, 2013 as compared to $41.0 million for the six-month period ended June 30, 2012, due primarily to net losses of $41.6 million and $50.1 million, respectively, partially offset by depreciation and stock-based compensation of $8.1 million and $8.1 million, for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.

Investing Activities

Our investing activities consist primarily of investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $12.7 million for the six-month period ended June 30, 2013, comprised of net purchases and maturities of investments of $12.1 million and purchases of property and equipment of $0.6 million. Net cash provided by investing activities during the same period in 2012 was $13.7 million, comprised of net maturities, sales and purchases of investments of $14.5 million, partially offset by purchases of property and equipment of $0.8 million.

Financing Activities

For the six-month period ended June 30, 2013, we received $19.8 million from the debt facility, $20.0 million from our common stock “at-the-market” offering, and $1.2 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises. Our “at-the-market” offering program allows us to offer and sell shares of our common stock having an aggregate offering price of up to $30.0 million. As of June 30, 2013 we have sold shares with an aggregate offering price of $20.8 million. Additional details relating to the debt facility and common stock “at-the-market” offering are described above in “Part I, Item 1. Financial Statements—Note 6. Debt Facility and Note 7. Stockholders’ Equity” to the consolidated financial statements, respectively.

For the six-month period ended June 30, 2012, we received $2.0 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2013 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that such indemnification obligations apply to the lawsuits described above in “Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded at June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and our investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

Foreign Exchange Risk

The majority of our expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and currency balances. Our primary exposure is with the Euro. We designed a hedging policy to mitigate the impact of changes in currency exchange rates on our net cash flow from foreign currency denominated sales.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 5. Contingencies” to the consolidated financial statements, and is incorporated by reference herein.

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

Our first commercial product, the PacBio RS, was launched in 2011 and our new product, PacBio RS II, was launched in 2013 and, as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

In light of the highly complex technology involved in our products, there can be no assurance that we will be able to successfully provide adequate support for our products. Our customers have experienced reliability issues with our PacBio RS instruments that we believe are consistent with the introduction of similar new, highly complex products. While we believe that our customers, particularly those who were early adopters of other new DNA sequencing technologies in the past, understand that such issues can be common with novel, highly complex products like the PacBio RS, if our products continue to have reliability or other quality issues or require unexpected levels of support, or if our newly introduced PacBio RS II has similar issues, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We deliver our PacBio RS and PacBio RS II instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. Since launching our PacBio RS instrument during 2011, we have incurred significant service and support costs. If service and support costs increase our business and operations may be adversely affected.

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

We have based our business model on our belief that the market for sequencing products is large and expected to grow significantly. The market is still developing and we cannot quantify the size of the market with certainty. Growth in the market is dependent on increases in the demand for sequencing products from both research institutions and commercial companies. A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, particularly in light of concerns regarding the federal government budget sequestration, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results. In addition, if the market for our products is not as large as we expected and if the market does not grow as rapidly as we expected, demand for our products could be adversely affected.

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

We have raised, and intend to raise, additional financing to fund our existing operations. Equity securities we issue to fund our operations will dilute your ownership and debt securities will have rights senior to common stockholders.

We have raised, and intend to raise, additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our Facility Agreement. We have incurred and may further incur additional debt. Debtholders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt restrict our operations, including our ability to pay dividends on our common stock. Equity securities issued in financings have diluted and will dilute stockholders’ ownership in the Company and new equity securities may have priority rights over current investors. For example, shares of common stock issued pursuant to our “at-the-market” offering, that commenced during the first quarter of 2013, have resulted in dilution to our stockholders. Additionally, Warrants to purchase 5,500,000 shares of our common stock issued to Deerfield in connection with the Facility Agreement could result in additional dilution to our stockholders, and the Facility Agreement contains covenants that restrict our business. We intend to raise additional funds beyond the transactions completed to date, which will result in additional dilution to our stockholders.

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

Ethical, legal, privacy and social concerns surrounding the use of genetic information could reduce demand for our technology.

Our products may be used to provide genetic information about humans, agricultural crops and other living organisms. The information obtained from our products could be used in a variety of applications which may have underlying ethical, legal, privacy and social concerns, including the genetic engineering or modification of agricultural products or testing for genetic predisposition for certain medical conditions. Governmental authorities could, for safety, social or other purposes, call for limits on or regulation of the use of genetic testing. Such concerns or governmental restrictions could limit the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacture of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to conduct diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We may incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may need to enter into relationships with new suppliers for our products, and there can be no assurance that we will be able to do so on a timely basis, in sufficient quantities, or on commercially reasonable terms. As a result, the manufacture or shipment of our products may be delayed or interrupted. It is also possible that we may face reputational harm if we determine that certain of our instruments contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials. Any delays or interruptions to our manufacturing process or in shipping our products, as well as any reputational harm that we may face, could adversely affect our business, financial condition or results of operations.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties may claim that we infringe their patent rights and may file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we incurred significant legal expenses in the first half of 2012 to litigate and settle a complaint filed by Helicos Biosciences Corporation alleging that our products infringe patents owned and in-licensed by Helicos. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we could incur substantial costs, and the attention of our management and technical personnel could be diverted. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

In April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 5, 2012, we entered into the Sales Agreement with Cantor, pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. We are not obligated to make or continue to make any sales of shares of our common stock under the Sales Agreement. The sale of securities under the Form S-3 registration statement, including pursuant to the Sales Agreement, has resulted and will result in dilution of our stockholders and could cause our share price to fall. In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares of our common stock pursuant to the Sales Agreement through December 2013. We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, the Warrants to purchase 5,500,000 shares of our common stock issued to Deerfield in connection with the Facility Agreement could result in additional dilution to our stockholders. Refer to “Part I, Item 1. Financial Statements—Note 6. Debt Facility and Note 7. Stockholders’ Equity” to the consolidated financial statements, for additional details regarding these financing transactions.

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

Not applicable.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 9, 2013	By:	/S/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: August 9, 2013	By:	/S/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document