Form 10-Q
period 2013-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2013-11-12
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer		Accelerated filer	☒

Non-accelerated filer	 (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2013: 66,152,099

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$64,767	$46,540
Investments	62,169	54,040
Accounts receivable	3,814	2,822
Inventory, net	9,819	9,592
Prepaid expenses and other current assets	1,194	2,006
Total current assets	141,763	115,000
Property and equipment, net	10,544	14,329
Other long-term assets	493	354
Total assets	$152,800	$129,683
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,413	$2,988
Accrued expenses and other current liabilities	8,506	8,204
Deferred revenue, current	10,359	3,378
Facility financing obligation, current	201	173
Total current liabilities	22,479	14,743
Deferred revenue, non-current	28,875	800
Deferred rent and other long-term liabilities	1,378	2,145
Notes payable	13,173	—
Financing derivative	894	—
Facility financing obligation, non-current	2,458	2,613
Total liabilities	69,257	20,301

Commitments and contingencies (Note 6)

Stockholders’ equity
Convertible Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock and additional paid-in-capital, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 66,143 shares at September 30, 2013 and 56,170 shares at December 31, 2012	681,614	645,372
Accumulated other comprehensive income	11	30
Accumulated deficit	(598,082)	(536,020)
Total stockholders’ equity	83,543	109,382
Total liabilities and stockholders’ equity	$152,800	$129,683

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Revenue:
Product revenue	$5,814	$1,268	$14,248	$15,810
Service and other revenue	1,607	1,283	4,528	3,620
Grant revenue	—	225	272	675
Total revenue	7,421	2,776	19,048	20,105
Cost of Revenue:
Cost of product revenue	4,616	960	11,138	14,949
Cost of service and other revenue	1,564	1,626	4,680	4,843
Total cost of revenue	6,180	2,586	15,818	19,792
Gross profit	1,241	190	3,230	313
Operating Expense:
Research and development	10,419	12,626	34,084	35,971
Sales, general and administrative	10,757	10,143	29,685	36,986
Total operating expense	21,176	22,769	63,769	72,957
Operating loss	(19,935)	(22,579)	(60,539)	(72,644)
Interest expense	(686)	(68)	(1,785)	(207)
Other income (expense), net	134	(82)	262	55
Net loss	(20,487)	(22,729)	(62,062)	(72,796)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	13	(9)	(19)	9
Comprehensive loss	$(20,474)	$(22,738)	$(62,081)	$(72,787)
Net loss per share:
Basic and diluted net loss per share	$(0.31)	$(0.41)	$(1.01)	$(1.31)
Shares used in computing basic and diluted net loss per share	65,523	55,877	61,636	55,582

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities
Net loss	$(62,062)	$(72,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,238	5,041
Amortization of debt discount and financing costs	418	—
Stock-based compensation	7,361	7,158
Other items	(73)	270
Changes in assets and liabilities
Accounts receivable	(992)	4,025
Inventory	171	4,151
Prepaid expenses and other assets	791	734
Accounts payable	425	(1,845)
Accrued expenses and other current liabilities	302	(3,249)
Deferred revenue	35,056	(1,297)
Other long-term liabilities	(894)	(791)
Net cash used in operating activities	(15,259)	(58,599)
Cash flows from investing activities
Purchase of property and equipment	(807)	(1,263)
Purchase of investments	(141,549)	(69,436)
Sales of investments	—	7,896
Maturities of investments	133,391	92,392
Net cash provided by (used in) investing activities	(8,965)	29,589
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	22,685	2,703
Proceeds from issuance of debt facility, net of issuance costs	19,766	—
Net cash provided by financing activities	42,451	2,703
Net increase (decrease) in cash and cash equivalents	18,227	(26,307)
Cash and cash equivalents at beginning of period	46,540	58,865
Cash and cash equivalents at end of period	$64,767	$32,558

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“financial statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2012 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current year’s presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 15, 2013. The results of operations for the first nine months of fiscal 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods. Our estimates include, but are not limited to, useful lives assigned to long-lived assets, assumptions used to compute stock-based compensation expense and valuing warrants, value the financing derivative and long-term notes, value and recognize revenue elements, determine delivery periods for revenue recognition, and to compute provisions for income taxes, inventory, and contingencies. Actual results could differ from our estimates, and such differences could be material to our financial position and results of operations.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

(in thousands)	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$45,571	$—	$—	$45,571	$11,847	$—	$—	$11,847
Commercial paper	—	19,196	—	19,196	—	34,693	—	34,693
Total cash and cash equivalents	45,571	19,196	—	64,767	11,847	34,693	—	46,540
Investments:
Commercial paper	—	53,697	—	53,697	—	28,866	—	28,866
Corporate debt securities	—	1,638	—	1,638	—	13,203	—	13,203
Asset backed securities	—	6,834	—	6,834	—	955	—	955
Certificates of deposits	—	—	—	—	—	2,008	—	2,008
U.S. government and agency securities	—	—	—	—	—	9,008	—	9,008
Total investments	—	62,169	—	62,169	—	54,040	—	54,040
Total assets measured at fair value	$45,571	$81,365	$—	$126,936	$11,847	$88,733	$—	$100,580
Liabilities
Financing derivative	$—	$—	$894	$894	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$894	$894	$—	$—	$—	$—

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the nine-month periods ended September 30, 2013 and 2012, realized gains and losses on the sale of investments were immaterial and there were no material impairments of our investments.

The fair value of the Financing Derivative (as defined in Note 7.  Debt Facility) liability resulting from the debt facility we entered into during the first quarter of 2013 was determined using Level 3 inputs, or significant unobservable inputs.  Refer to Note 7.  Debt Facility for a detailed description and valuation approach.  The following table provides the changes in the fair value of the Financial Derivative during the nine-month period ended September 30, 2013 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2012	$—
Value at issuance	967
Gain on change in fair value of Financing Derivative	(73)
Balance as of September 30, 2013	$894

For the nine-month period ended September 30, 2013 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to the prior quarter.

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

We determined the fair value of the Notes (as defined in Note 7.  Debt Facility) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs.  The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8% weighted average market yield. Refer to Note 7.  Debt Facility for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$13,686	$13,173	$—	$—

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss per share
Numerator:
Net loss	$(20,487)	$(22,729)	$(62,062)	$(72,796)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	65,523	55,877	61,636	55,582
Basic and diluted net loss per share	$(0.31)	$(0.41)	$(1.01)	$(1.31)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of September 30,
(in thousands)	2013	2012
Options outstanding	13,351	10,973
Warrants to purchase common stock	5,504	10

NOTE 3. AGREEMENT WITH ROCHE

On September 24, 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received a non-refundable up-front payment of $35.0 million and may receive up to an additional $40.0 million based upon the achievement of development milestones. The Roche Agreement has an initial term of thirteen years and provisions allowing Roche 5-year renewals.

The Roche Agreement contains multiple elements, and the deliverables under the Roche Agreement consist of intellectual property licenses,  research and development services, and participation on the joint steering committee (as defined in the Roche Agreement) with Roche. These deliverables are non-contingent in nature. We evaluated whether there is standalone value for each of the non-contingent deliverables and allocated the upfront payment of $35.0 million to each unit of accounting based on our best estimates of selling prices pursuant to Accounting Standard Codification (ASC) Topic 605-25, Revenue Recognition — Multiple Element Arrangements (ASC 605-25). We consider the intellectual property licenses and research and development services to be a combined unit of accounting. The intellectual property licenses do not have standalone value since the diagnostic products to which the license relates are in a very early stage of development. In addition, we believe that the joint steering committee obligation has standalone value and thus, is a separate unit of accounting.

The amount allocated to the intellectual property licenses and research and development services will be recognized as revenue based on the proportional performance method over the expected development period, and the amount allocated to the deliverable of our participation on the joint steering committee will be recognized as revenue based on the proportional performance method over the term of the Roche Agreement, which represents the estimated obligation period of the joint steering committee. Revenue will be recognized on a straight-line basis over the delivery period to the extent that the pattern of performance is not expected to significantly differ from recognition using a proportional performance model. As of September 30, 2013, revenue relating to the $35.0 million upfront cash payment was deferred with $6.8 million and $28.2 million allocated to current and long-term deferred revenue, respectively.

Our process for determining estimates of selling prices involves management’s judgment. Our process considers multiple factors such as estimated headcount, annual research and development budget, estimated length of the research and development period and estimated transfer price on cost, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

In addition to the non-contingent deliverables above, the Roche Agreement includes contingent deliverables relating to the receipt of additional payments totaling $40.0 million upon the achievement of certain development milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, we evaluate contingent milestones at inception of the agreement, and recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone payments of $40.0 million will be recognized as revenue in their entirety upon our achievement of each substantive milestone.

 NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our investments as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$45,571	$—	$—	$45,571
Commercial paper	19,194	2	—	19,196
Total cash and cash equivalents	64,765	2	—	64,767
Investments:
Commercial paper	53,689	9	(1)	53,697
Corporate debt securities	1,637	1	—	1,638
Asset backed securities	6,834	2	(2)	6,834
Total investments	62,160	12	(3)	62,169
Total cash, cash equivalents and investments	$126,925	$14	$(3)	$126,936

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$—	$11,847
Commercial paper	34,690	3	—	34,693
Total cash and cash equivalents	46,537	3	—	46,540
Investments:
Commercial paper	28,859	7	—	28,866
Corporate debt securities	13,190	13	—	13,203
Asset backed securities	954	1	—	955
Certificates of deposit	2,005	3	—	2,008
U.S. government and agency securities	9,005	3	—	9,008
Total investments	54,013	27	—	54,040
Total cash, cash equivalents and investments	$100,550	$30	$—	$100,580

The estimated fair value of marketable debt securities (commercial paper, corporate debt securities, asset backed securities and U.S. government and agency securities) as of September 30, 2013, by contractual maturity, are as follows:

(in thousands)	Fair Value
Due in one year or less	$74,530
Due after one year through 5 years	6,835
Total investments in debt securities	$81,365

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

 NOTE 5. BALANCE SHEET COMPONENTS

As of September 30, 2013 and December 31, 2012 our inventory, net, consisted of the following components:

	September 30,	December 31,
(in thousands)	2013	2012
Purchased materials, net	$3,152	$3,823
Work in process, net	4,217	3,494
Finished goods, net	2,450	2,275
Inventory, net	$9,819	$9,592

NOTE 6. CONTINGENCIES

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

During October 2013 the Superior Court of the State of California, County of San Mateo granted final approval of a settlement of four class action lawsuits that had been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig. In addition, the company has reached an agreement in principle to settle the claims of the single individual who opted out of the state court settlement. Upon its becoming final, the settlement of the state court action will have preclusive effect on claims previously asserted in the lawsuit filed in December 2011 in United States District Court for the Northern District of California, captioned Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599.  All amounts payable to the plaintiffs and plaintiffs’ counsel had been previously accrued; therefore, no additional amounts were expensed during the period.

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to the Company, and judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification obligations has been recorded at September 30, 2013.

NOTE 7. DEBT FACILITY

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

Financing Derivative

A number of features embedded in the Notes to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal.  These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net.  The fair value of the Financing Derivative as of February 5, 2013 and September 30, 2013, was $1.0 million and $0.9 million, respectively.

The value of the Financing Derivative as of February 5, 2013 and September 30, 2013 was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8%  weighted average market yield.

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

Notes

The Notes and Warrants were initially recorded at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds.  Additionally, facility fees and other issuance costs were allocated based on the relative fair value of the Facility and the Warrants.  The amount allocated to the Notes was then reduced by the $1.0 million fair value of the Financing Derivative, such that the Financing Derivative was recorded at its absolute fair value.  As a result, the carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. The discount is being accreted to the $20.5 million face value of the Notes over the expected maturity period of seven years using the effective interest method, with an effective interest rate of 20.6%.

NOTE 8. STOCKHOLDERS’ EQUITY

Stock Offering

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, warrants or debt securities.  On May 1, 2012, the registration statement was declared effective by the SEC.  On October 5, 2012, we entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering.  We are not obligated to make any sales of shares under the Sales Agreement.  We pay Cantor a commission equal to 3.0% of the gross proceeds from the sale of shares of our common stock under the Sales Agreement and reimburse up to $50,000 of legal expenses incurred by Cantor.  During the quarter ended September 30, 2013, no shares were sold through our “at-the-market” offering. As of September 30, 2013, we have sold a total of 8.3 million shares of our common stock at an average price of $2.51 through our “at-the-market” offering.

NOTE 9. STOCK OPTION PLANS

As of September 30, 2013, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or “ESPP”.

As of September 30, 2013, no shares of our common stock remain available for issuance under our ESPP. The Employee Stock Purchase Plan provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to two percent of the common shares then outstanding. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period generally consists of four purchase periods, each purchase period being six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period.  Shares issued under the ESPP totaled 1,519,366 and 832,878 shares during the nine-month periods ended September 30, 2013 and 2012, respectively. We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model.

The following table summarizes stock option activity for all stock option plans (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2012	2,872	12,016	$0.20 – 16.00	$5.37
Additional shares reserved	3,370
Options granted	(2,122)	2,122	2.11 – 3.65	2.29
Options exercised	—	(144)	0.20 – 3.30	1.15
Options canceled	643	(643)	1.16 – 16.00	6.19
Balances, September 30, 2013	4,763	13,351	$0.20 – 16.00	$4.88

Stock-based Compensation

Total stock-based compensation expense for employee stock options and stock purchases under the ESPP consists of the following (in thousands):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$107	$84	$343	$393
Research and development	835	1,181	3,077	3,384
Sales, general and administrative	1,229	1,123	3,941	3,381
Total stock-based compensation expense	$2,171	$2,388	$7,361	$7,158

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
Stock Option	2013	2012	2013	2012
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	65%	60%	65%	65%
Risk-free interest rate	1.8%	0.9%	1.1%	1.1%
Dividend yield	—	—	—	—

The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
ESPP	2013	2012	2013	2012
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	90%	70%	90%
Risk-free interest rate	0.1%-0.4%	0.1%-0.2%	0.1%-0.4%	0.1%-0.3%
Dividend yield	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. Such forward looking statements include, but are not limited to, statements related to: our expectations regarding our future losses, our expectations regarding our future sources of revenue and regarding our development, commercialization and license agreement, the timing of the conversion of our backlog, our expectations regarding our operating expenses; our expectations regarding our interest expense, our financial outlook; our expected revenues, gross margin, research and development expenses, and sales, general and administrative expenses, revenue recognition; our ability to fulfill customer orders; our investments and financing obligations; the effect of global market fluctuations; our expected expenses, including research and development expenses and administrative expenses; our beliefs about our ability to finance our operations; the development and marketability of our products; the potential dilution of current stockholders; our use of any funds raised through the sale of securities; as well as statements of belief and statements of assumptions underlying any of the foregoing. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed the PacBio RS High Resolution Genetic Analyzer and the PacBio RS II Sequencing System. The PacBio RS and the PacBio RS II consist of instrument platforms  that use our proprietary consumables, including our SMRT Cells and reagent kits.

We have financed our operations primarily through the issuance of common and convertible preferred stock resulting in $609.8 million in net proceeds, in addition to debt financing.  Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of September 30, 2013, we had an accumulated deficit of $598.1 million.

Agreement with Roche

On September 24, 2013 we entered into the Roche Agreement, pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received  a non-refundable up-front payment of $35.0 million and may receive up to an additional $40.0 million based upon the achievement of development milestones. The Roche Agreement has an initial term of thirteen years and provisions allowing Roche 5-year renewals.

As of September 30, 2013, revenue relating to the $35.0 million upfront cash payment was deferred with $6.8 million and $28.2 million allocated to current and long-term deferred revenue, respectively.

Basis of Presentation

While the trends below are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in this report may also materially impact our business operations and financial results.

Revenue

During the three- and nine-month periods ended September 30, 2012, the majority of our revenue related to the sale of PacBio RS instruments and associated consumables and services, and during the three- and nine-month periods ended September 30, 2013, the majority of our revenue related to the sale of PacBio RS and PacBio RS II instruments and associated consumables and services. Service and other revenue primarily consists of product maintenance agreements, while grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred. In addition to existing revenue sources, during future periods we expect to recognize revenue from development and services relating to the Roche Agreement.

As of September 30, 2013, our backlog was comprised of nine instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services.

Product costs include the direct costs incurred to manufacture products and install instruments combined with allocated manufacturing overhead.  Manufacturing overhead is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred exceeds the amounts absorbed into inventory and included in cost of revenue. During the nine-month periods ended September 30, 2013 and 2012, $5.4 million and $6.5 million, respectively, of manufacturing overhead were capitalized into inventory.  As we engage excess manufacturing resources in product research and development, production of product used internally for research and development, and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

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

In conjunction with the Facility Agreement with Deerfield various assumptions were used to value the Notes, Warrant and Financing Derivative. These assumptions are described above in "Part I, Item 1. Financial Statements - Note 7.  Debt Facility" of the condensed consolidated financial statements.

The Roche Agreement includes contingent event-based payments relating to the achievement of certain milestones and were evaluated based on Accounting Standard Codification (ASC) Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28).  We evaluated the contingent event-based payments, including milestones, at inception of the Roche Agreement and determined that we should recognize consideration that is contingent upon the achievement of substantive milestones as revenue in the period in which the milestone is achieved.  Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. The Roche Agreement included contingent deliverables relating to the receipt of additional payments totaling $40.0 million upon the achievement of certain development milestones. The milestone payments will be recognized as revenue in their entirety upon our achievement of each substantive milestone.  Please refer to “Part I, Item 1. Financial Statements - Note 3.  Agreement with Roche”  for additional details.

During the three-month period ended September 30, 2013, there have been no other significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012

Results of Operations

Comparison of the Three-month Periods Ended September 30, 2013 and 2012

			Increase/	% Increase/
	Three Months Ended September 30,		(Decrease)	(Decrease)
(in thousands, except percentages)	2013	2012
	(unaudited)
Revenue:
Product revenue	$5,814	$1,268	$4,546	359%
Service and other revenue	1,607	1,283	324	25%
Grant revenue	—	225	(225)	(100%)
Total revenue	7,421	2,776	4,645	167%
Cost of Revenue:
Cost of product revenue	4,616	960	3,656	381%
Cost of service and other revenue	1,564	1,626	(62)	(4%)
Total cost of revenue	6,180	2,586	3,594	139%
Gross profit	1,241	190	1,051	553%
Operating Expense:
Research and development	10,419	12,626	(2,207)	(17%)
Sales, general and administrative	10,757	10,143	614	6%
Total operating expense	21,176	22,769	(1,593)	(7%)
Operating loss	(19,935)	(22,579)	2,644	12%
Interest expense	(686)	(68)	(618)	(909%)
Other income (expense), net	134	(82)	216	263%
Net loss	$(20,487)	$(22,729)	$2,242	10%

Revenue

Our total revenue for the third quarter of 2013 was $7.4 million compared to $2.8 million during the third quarter of 2012. Product revenue in the third quarter of 2013 consisted of $3.7  million from sales of our PacBio RS II instruments and instrument upgrades and $2.1  million from sales of consumables compared to no sales of our PacBio RS instruments and $1.3 million from sales of consumables during the third quarter of 2012. Instrument revenue in the third quarter of 2013 reflects revenue from six PacBio RS II instruments as compared to no PacBio RS instruments during the third quarter of 2012.  Service and other revenue of $1.6 million and $1.3 million for the third quarters of 2013 and 2012, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the third quarter of 2013 increased to $1.2 million compared to $0.2 million for the third quarter of 2012. The higher third quarter 2013 gross profit was driven by higher revenue. Cost of product revenue of $4.6 million for the third quarter of 2013 reflects the costs relating to the sale of six instruments, instrument upgrades installed, and consumables shipped during the period while cost of product revenue of $1.0 million for the third quarter of 2012 reflects the costs relating to the consumables shipped during the period. Cost of service and other revenue of $1.6  million for the third quarter of both 2013 and 2012,  reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments.

Research and Development Expense

During the third quarter of 2013, research and development expense decreased $2.2 million, or 17%, compared to the third quarter of 2012. The decrease in research and development expense was primarily attributed to a  decrease of $0.6 million in personnel related expense, including stock-based compensation, a decrease of $0.5 million in manufacturing resources allocated to research and development as a result of increased commercial production volumes, a decrease of $0.5 million in equipment and supplies, and a decrease of $0.6 million in other net expenses. Research and development expense included stock-based compensation expense of $0.8 million and $1.2 million during the third quarters of 2013 and 2012, respectively.

Sales, General and Administrative Expense

For the third quarter of 2013, selling, general and administrative expense increased $0.6 million, or 6%, compared to the third quarter of 2012. The increase was largely due to $2.0 million of expenses incurred in relation to the Roche Agreement, partially offset by a decrease of $0.4 million in marketing and travel related costs and a decrease of $1.0 million in other net expense.  Sales, general and administrative expense included stock-based compensation expense of $1.2 million and $1.1 million during the third quarters of 2013 and 2012, respectively.

Interest Expense

Interest expense increased $0.6 million from $0.1 million in the third quarter of 2012 to $0.7 million in the third quarter of 2013, primarily as a result of the debt facility entered into during the first quarter of 2013.

Comparison of the Nine-month Periods Ended September 30, 2013 and 2012

			Increase/	% Increase/
	Nine Months Ended September 30,		(Decrease)	(Decrease)
(in thousands, except percentages)	2013	2012
	(unaudited)
Revenue:
Product revenue	$14,248	$15,810	$(1,562)	(10%)
Service and other revenue	4,528	3,620	908	25%
Grant revenue	272	675	(403)	(60%)
Total revenue	19,048	20,105	(1,057)	(5%)
Cost of Revenue:
Cost of product revenue	11,138	14,949	(3,811)	(25%)
Cost of service and other revenue	4,680	4,843	(163)	(3%)
Total cost of revenue	15,818	19,792	(3,974)	(20%)
Gross profit	3,230	313	2,917	932%
Operating Expense:
Research and development	34,084	35,971	(1,887)	(5%)
Sales, general and administrative	29,685	36,986	(7,301)	(20%)
Total operating expense	63,769	72,957	(9,188)	(13%)
Operating loss	(60,539)	(72,644)	12,105	17%
Interest expense	(1,785)	(207)	(1,578)	(762%)
Other income (expense), net	262	55	207	376%
Net loss	$(62,062)	$(72,796)	$10,734	15%

Revenue

Our total revenue for the nine-month period ended September 30, 2013 was $19.0 million compared to $20.1 million in the nine-month period ended September 30, 2012. Product revenue in the nine-month period ended September 30, 2013 consisted of $8.3 million from sales of our instruments and instrument upgrades and $5.9 million from sales of consumables compared to $12.5 million from sales of our instruments and $3.3 million from sales of consumables in the nine-month period ended September 30, 2012. Instrument revenue in the nine-month periods ended September 30, 2013 and 2012 reflects revenue from 12 and 18 instruments during the periods, respectively, and upgrades during the third quarter of 2013. Service and other revenue of $4.5 million and $3.6 million, for the nine-month periods ended September 30, 2013 and 2012, respectively, was derived from product maintenance agreements sold on our installed instruments.

Gross  Profit

Gross profit for the nine-month period ended September 30, 2013 increased to $3.2 million compared to $0.3 million for the nine-month period ended September 30, 2012. The higher year-to-date 2013 gross profit resulted from lower product and service costs. Cost of product revenue of $11.1 million for the nine-month period ended September 30, 2013 reflects the costs relating to the sale of 12 instruments and consumables shipped during the period compared with  $14.9 million for the nine-month period ended September 30, 2012 relating to the sale of 18 instruments and consumables shipped during the period. Cost of revenue for the nine-month period ended September 30, 2012 also includes $0.7 million of expense associated with a new product release in the first quarter of 2012 and a $0.9 million charge associated with provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of service and other revenue of $4.7 million and $4.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively, reflects the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments.

Research and Development Expense

During the nine-month period ended September 30, 2013, research and development expenses decreased  $1.9 million, or 5%, compared to the same period ended September 30, 2012.  The decrease was driven primarily by a  decrease of $0.7 million in facility costs, a decrease of $0.6 million in depreciation,  a decrease of $0.5 million in personnel related expense and a decrease of $1.2 million in other net expenses, partially offset by an increase of $1.1 million in amounts allocated to research and development as a result of decreased commercial production volumes. Research and development expense included stock-based compensation expense of $3.1 million and $3.4 million d during the nine-month periods ended September 30, 2013 and 2012, respectively.

Sales, General and Administrative Expense

For the nine-month period ended September 30, 2013, selling, general and administrative expenses decreased $7.3 million, or 20%, compared to the same period ended September 30, 2012. The decrease was driven primarily by a decrease of $5.7 million decrease in legal, professional and consulting expenses primarily as a result of decreased class action litigation related expenses and other legal expenses, including settlement charges of $1.8 million recorded in 2012 relating to the resolution of two intellectual property matters, a decrease of $1.9 million in marketing and travel related costs due partly to lower expenses incurred for trade show and conference expenses, a decrease of $0.8 million in equipment and supplies and a decrease of $0.9 million in other net expenses, partially offset by $2.0 million of expenses relating to the agreement with Roche. Sales, general and administrative expense included stock-based compensation expense of $3.9 million and $3.4 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

Interest Expense

Interest expense increased $1.6 million from $0.2 million in the nine months ended September 30, 2012 to $1.8 million in the nine months ended September 30,  2013, primarily as a result of the debt facility entered into during the first quarter of 2013.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock, in addition to the debt financing.  Cash and investments at September 30, 2013 totaled $126.9 million, compared to $100.6 million at December 31, 2012. During the nine-month period ended September 30, 2013 we received a  $35.0 million upfront payment from Roche upon execution of the Roche Agreement, $19.8 million through the debt facility entered into with Deerfield and $20.0 million through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from these three transactions, cash and investments decreased by $48.5 million compared to December 31, 2012, primarily reflecting $50.3 million of cash used in operating activities and $0.8 million of fixed asset purchases partially offset by $2.7 million of proceeds received from equity sales through our employee stock plans.

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

Operating Activities

Our primary uses of cash in operating activities are for the manufacturing and sale of PacBio RS and the PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2013 and 2012 primarily reflects the net loss for those periods, offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Net cash used in operating activities was $15.3 million for the nine-month period ended September 30, 2013, compared to $58.6 million for the nine-month period ended September 30, 2012, due primarily to net losses of $62.1  million and $72.8 million, respectively, partially offset by $35.1 million of deferred revenue associated with the Roche Agreement for the nine-month period ended September 30, 2013 and depreciation and stock-based compensation of $11.6 million and $12.2 million, for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

Investing Activities

Our investing activities consist primarily of investment purchases, maturities and sales and capital expenditures. Net cash used in investing activities was $9.0 million for the nine-month period ended September 30, 2013, comprised of net purchases and maturities of investments of $8.2 million and purchases of property and equipment of $0.8 million. Net cash provided by investing activities during the same period in 2012 was $29.6 million, comprised of net maturities, sales and purchases of investments of $30.9 million, partially offset by purchases of property and equipment of $1.3million.

Financing Activities

For the nine-month period ended September 30, 2013, we received net proceeds of $19.8 million from the debt facility, net proceeds of $20.0 million from our common stock “at-the-market” offering, and $2.7 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises. Our “at-the-market” offering program allows us to offer and sell shares of our common stock having an aggregate offering price of up to $30.0 million.  As of September 30, 2013 we have sold shares with an aggregate offering price of $20.8 million. Additional details relating to the debt facility and common stock “at-the-market” offering are described above in “Part I, Item 1. Financial Statements—Note 7.  Debt Facility and Note 8.  Stockholders’ Equity” to the consolidated financial statements. For the nine-month period ended September 30, 2012, we received $2.7 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2013 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  To the extent that such indemnification obligations apply to the lawsuits described above in "Part I, Item 1. Financial Statements—Note 6.  Contingencies" to the condensed consolidated financial statements, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification agreements has been recorded at September 30, 2013.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

 FForeign Exchange Risk

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

Item 4.Controls and Procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

Information pertaining to legal proceedings can be found in “Part I, Item 1. Financial Statements—Note 6.  Contingencies” to the consolidated financial statements, and is incorporated by reference herein.

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

Our first commercial product, the PacBio RS, was launched in 2011 and our new product, PacBio RS II, was launched in 2013 and, as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

•drive adoption of our products;

•attract and retain customers for our products;

•provide appropriate levels of customer training and support for our products;

•implement an effective marketing strategy to promote awareness of our products;

•focus our research and development efforts in areas that generate returns on these efforts;

•comply with evolving regulatory requirements applicable to our products;

•anticipate and adapt to changes in our market;

•maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our products;

•scale our manufacturing activities to meet potential demand at a reasonable cost;

•avoid infringement and misappropriation of third-party intellectual property;

•obtain licenses on commercially reasonable terms to third-party intellectual property;

•obtain valid and enforceable patents that give us a competitive advantage;

•protect our proprietary technology;

•protect our products from any equipment or software-related system failures; and

•attract, retain and motivate qualified personnel.

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

Our development, commercialization and license arrangement with Roche may not result in the benefits we anticipate, and could have a material adverse effect on our business, financial condition and results of operations.

In September 2013, we entered into the Roche Agreement, pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary Single Molecule, Real-Time (SMRT®) technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use, the exclusivity of which is contingent on achieving sales minimums to be established in the future and contingent on Roche not selling for clinical use any new sequencing instrument that competes with any diagnostic instrument system developed under the Roche Agreement; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. Under the Roche Agreement, we received from Roche a non-refundable up-front payment of $35 million and may receive up to an additional $40 million based upon the achievement of development milestones. The Roche Agreement has an initial term of thirteen years and provisions allowing Roche 5-year renewals, contingent on Roche meeting sales minimums.  There can be no assurance that we will be able to develop and manufacture products as provided by the terms of the Roche Agreement or that Roche will be able to commercialize and sell the developed diagnostic products.  We may also be unable to meet the development milestones required for the payment of the additional $40 million from Roche.  We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of diagnostic products and result in time consuming and expensive litigation or arbitration.  In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the developed diagnostic products. If Roche terminates or breaches the Roche Agreement, the successful commercialization of diagnostic products for clinical use would be materially and adversely affected. If we are not able to realize the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the Roche Agreement could make an acquisition of us, which may be beneficial to our stockholders, less likely, whether or not we realize the expected benefits from the Roche Agreement. For example, the exclusive rights and licenses granted to Roche pursuant to the Roche Agreement, or our development, manufacturing and supply obligations pursuant to the Roche Agreement, may make an acquisition of us less appealing to third parties that compete with Roche.

If Roche pursues diagnostic products for clinical use that compete with products we develop, there could be a conflict of interest and we may not receive expected milestone or other payments.

Roche is developing a variety of products, some with other partners.  Roche may pursue existing or alternative technologies to develop and commercialize diagnostic products for clinical use instead of using products developed in collaboration with us.  If Roche pursues these other products instead of products we develop, we may not receive milestone or other payments, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have established performance standards for our commercial products that we may not consistently achieve using our current design and manufacturing processes. If we do not consistently achieve the specifications and quality that our customers expect, including pursuant to the Roche Agreement, customer demand may be negatively affected. Customers may refuse to accept our products in a timely manner or at all, which would adversely affect our revenue. Any inability to meet performance standards may materially impact the commercial viability of our products and harm our business.

We may be unable to consistently manufacture our consumable kits, including SMRT Cells, to the specifications required by our customers or in quantities necessary to meet demand at an acceptable cost.

In order to successfully derive revenue from our products, we need to supply our customers with consumable kits to be used with our instruments and we have limited experience manufacturing these consumable kits. Our customers have experienced variability in the performance of our SMRT Cells. There is no assurance that we will be able to manufacture our consumable kits or SMRT Cells so that they consistently achieve the product specifications and quality that our customers expect, including pursuant to the Roche Agreement. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing capacity for our consumable kits or SMRT Cells to meet anticipated demand. An inability to manufacture consumable kits and SMRT Cells that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and new products and services developed by us, including products we develop pursuant to the Roche Agreement, may not gain market acceptance. Our inability to gain market acceptance of new products could harm our future operating results. Our future success also depends on our ability to manufacture new and improved products to meet customer demand in a timely and cost-effective manner, including our ability to resolve manufacturing issues that may arise as we commence production of these complex products. Unanticipated difficulties or delays in replacing existing products with new products or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results.

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

We have based our business model on our belief that the market for sequencing products is large and expected to grow significantly. The market is still developing and we cannot quantify the size of the market with certainty. Growth in the market is dependent on increases in the demand for sequencing products from both research institutions and commercial companies. A substantial portion of our potential product sales represent significant capital purchases by customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their capital spending budgets can have a significant effect on the demand for our products. These budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, particularly in light of concerns regarding the federal government budget sequestration and potential future shutdown, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our potential customers could significantly reduce the demand for our products. Moreover, we have no control over the timing and amount of purchases by these potential customers, and as a result, revenue from these sources may vary significantly due to factors that can be difficult to forecast. We may also have to write off excess or obsolete inventory if sales of our products are not consistent with our expectations or the market requirements for our products change due to technical innovations in the marketplace. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results. In addition, if the market for our products is not as large as we expected and if the market does not grow as rapidly as we expected, demand for our products could be adversely affected.

We may be unable to successfully increase sales of our products.

We have limited experience in sales and marketing of our products. Our ability to achieve profitability depends on our ability to attract customers for our products. We may be unable to effectively market our products. To perform sales, marketing, distribution and customer support successfully, we face a number of risks, including:

•our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;

•the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and

•our sales, marketing and service force may be unable to execute successful commercial activities.

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

In order to manufacture our products in volume, we need to maintain sufficient internal manufacturing capacity or contract with manufacturing partners, or both. Our technology and the manufacturing process for our products are highly complex, involving a large number of unique parts, and we may encounter difficulties in manufacturing our products. There is no assurance that we will be able to consistently meet the volume and quality requirements necessary to be successful in the market or pursuant to our obligations under the Roche Agreement. Manufacturing and product quality issues may arise as we adjust the scale of our production. If our products do not consistently meet our customers’ performance expectations, our reputation may be harmed, and we may be unable to generate sufficient revenue to become profitable. Any delay or inability in maintaining or expanding our manufacturing capacity to meet customer demand could diminish our ability to sell our products, which could result in lost revenue and seriously harm our business, financial condition and results of operations.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier. Certain of our suppliers and logistics centers are located in regions that have been or may be affected by earthquake and tsunami activity, which could disrupt the flow of components and sub-assemblies. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us, we might not be able to manufacture our products and satisfy customer demand or our obligations under the Roche Agreement in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. We will need to take steps to scale the manufacturing process, including lowering the manufacturing costs of our products as well as improvements to our manufacturing yields and cycle times, manufacturing documentation, and quality assurance and quality control procedures. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing as we scale our operations, our business could be materially harmed.

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

Our PacBio RS and RS II instruments have a lengthy sales and purchase order cycle because they are major capital items and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price.  Such fluctuations also mean that investors may not be able to rely upon our operating results in any particular period as an indication of future performance.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any product using our SMRT technology will be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS and PacBio RS II instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We provide a twelve-month warranty period for the PacBio RS and PacBio RS II. The warranty is limited to replacing, repairing or giving credit for, at our option, any instrument for which a warranty claim is provided to us within the warranty period. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us or against third parties who we may have an obligation to indemnify against such claims, including pursuant to the Roche Agreement, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Our products are not currently subject to U.S. Food and Drug Administration, or FDA, clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications, including products we develop or supply pursuant to the Roche Agreement, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products or to which Roche can market and sell products we develop or supply pursuant to the Roche Agreement. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

Many countries have laws and regulations that could affect our products. The number and scope of these requirements are increasing. Unlike many of our competitors, this is an area where we do not have expertise. We, Roche or our other third-party sales and distribution partners, as applicable, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, including products we develop or supply pursuant to the Roche Agreement, which have not yet been cleared for domestic commercial distribution may be subject to FDA or other export restrictions.

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

Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:

•we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;

•we or our licensors might not have been the first to file patent applications for these inventions;

•it is possible that neither our pending patent applications nor the pending patent applications of our licensors will result in issued patents;

•our patents or the patents of our licensors may not be of sufficient scope to prevent others from practicing our technologies, developing competing products, designing around our patented technologies or independently developing similar or alternative technologies;

•our and our licensors’ patent applications or patents have been, and may in the future be, subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid or the scope of those patents being substantially reduced;

•we may not adequately protect our trade secrets;

•we may not develop additional proprietary technologies that are patentable; or

•the patents of others may limit our freedom to operate and prevent us from commercializing our technology in accordance with our plans.

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

We license from third parties some of the intellectual property that is important to our business, including patent licenses from Cornell Research Foundation, Indiana University Research and Technology Corporation and GE Healthcare Bio-Sciences Corp. If we fail to meet our obligations under these licenses, these third parties could terminate the licenses. If the third parties who license intellectual property to us fail to maintain the intellectual property that we have licensed, or lose rights to that intellectual property, the rights we have licensed may be reduced or eliminated, which could subject us to claims of intellectual property infringement. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•actual or anticipated fluctuations in our bookings, financial condition and operating results;

•announcements of technological innovations by us or our competitors;

•announcements by Roche relating directly or indirectly to the Roche Agreement;

•overall conditions in our industry and market;

•addition or loss of significant customers;

•changes in laws or regulations applicable to our products;

•actual or anticipated changes in our growth rate relative to our competitors;

•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•additions or departures of key personnel;

•competition from existing products or new products that may emerge;

•issuance of new or updated research or reports by securities analysts;

•fluctuations in the valuation of companies perceived by investors to be comparable to us;

•disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us or our stockholders;

•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•general economic and market conditions.

Furthermore, in the past and recently, stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently a party to this type of litigation (see  “Part I, Item 1. Financial Statements—Note 6.  Contingencies” to the consolidated financial statements) and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Provisions in our certificate of incorporation and bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•authorize our board of directors to issue, without further action by the stockholders, up to 50,000,000 shares of undesignated preferred stock and up to approximately 1,000,000,000 shares of authorized but unissued shares of common stock;

•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of the Board, the Chief Executive Officer or the President;

•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms;

•provide that our directors may be removed only for cause; and

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.Mine Safety Disclosures

 Not applicable.

Item 6.Exhibits

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 8, 2013	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: November 8, 2013	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1*	Development, Commercialization and License Agreement by and between Pacific Biosciences of California, Inc. and F. Hoffman-La Roche Ltd. Dated September 24, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed herewith and have been provided separately to the Securities and Exchange Commission.