Form 10-K
period 2013-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2014-03-14
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $124,086,000.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of March 10,  2014: 70,458,497

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be held on May 22,  2014 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Discussions under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to our statements regarding the sequencing advantages of SMRT technology, market opportunities, strategic plans, expectations regarding the conversion of backlog to revenue, expectations regarding our collaboration agreements including expected revenue and related milestone payments, manufacturing plans, research and development plans, competition, expectations regarding unrecognized income tax benefits, expectations regarding the impact of an increase in market rates on the value of our investment portfolio, the sufficiency of cash, cash equivalents and investments to fund projected operating requirements, and the effects of recent accounting pronouncements on our financial statements. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.BUSINESS

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

Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed a third generation sequencing platform, the PacBio RS II sequencing system. The PacBio RS II is an instrument that uses our proprietary consumables, including our SMRT Cells and reagent kits that are used to prepare and sequence DNA samples.

The PacBio RS II maintains many of the key attributes of first and second generation sequencing technologies while solving many of their inherent limitations, including short read lengths, limited flexibility, long time to result, complex sample preparation and risk of amplification bias. Our system provides long read lengths, flexibility in experimental design, fast time to result, and avoidance of amplification bias.  Our system is designed to be integrated into existing laboratory workflows and information systems.

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

Recent discoveries have highlighted additional complexities in the building blocks of DNA and RNA, including the presence of modified bases. It has long been known that in humans and many other multicellular organisms, the cytosine bases can be chemically modified through the addition of a methyl group in a process called methylation. These chemical modifications have been shown to play a role in embryonic development, have important impacts on diseases such as cancer and can even affect the characteristics of offspring for multiple generations. More recently, it has been discovered that other bases, such as hydroxymethylcytosine, or hmC, 8-

oxoguanine and many others, play important physiological roles. In bacteria, 6-methyladenine has been shown to play an important role in pathogenicity.

In a published study in Nature Biotechnology of a Shiga-toxin-producing E. coli strain that caused a serious outbreak in northern Germany in 2011 that killed approximately 50 people and sickened over 1,000 others, researchers had previously sequenced the genome of the same strain; however, the data had not explained the high virulence of the strain. By analyzing the outbreak strain sequence for 6-methyladenine residues using our first commercial product, the PacBio RS, researchers discovered a series of methylase-like enzymes that targeted specific sequences throughout the genome as they made their chemical changes. Follow-up studies of a particular methylase suggest that it alters the expression of gene pathways related to horizontal gene transfer — an important property that could be linked to virulence.

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

Recent advances in our understanding of biological complexity have highlighted the need for advanced tools such as the PacBio RS II to study DNA, RNA and proteins. In the field of DNA sequencing, incremental technological advances have provided novel insights into the structure and function of the genome. Despite these advances, researchers have not been able to fully characterize the human genome and the genomes of other living organisms because of inherent limitations in these tools.

Evolution of Sequencing

In order to understand the limitations of current DNA sequencing technologies, it is important to understand the sequencing process. This consists of three phases: sample preparation, physical sequencing, and analysis. The first step of sample preparation is to either break the target genome into multiple small fragments, or depending on the amount of sample DNA available, amplify the target region using a variety of molecular methods. In the physical sequencing phase, the individual bases in each fragment are identified in order, creating individual reads. The number of individual bases identified contiguously is defined as read length. In the analysis phase, bioinformatics software is used to align overlapping reads, which allows the original genome to be assembled into contiguous sequence. The longer the read length, the easier it is to assemble the genome.

First Generation Sequencing

First generation sequencing, also referred to as “Sanger sequencing,” was originally developed by Frederick Sanger in 1977. With this technology, during sample preparation, scientists first make different sized fragments of DNA each starting from the same location. Each fragment ends with a particular base that is labeled with one of four fluorescent dyes corresponding to that particular base. Then all of the fragments are distributed in order of their length by driving them through a gel. Information regarding the last base is used to determine the original sequence. Under standard conditions, this method results in a read length that is approximately 700 bases on average, but may be extended to 1,000 bases. These are relatively long read lengths compared with many other sequencing methods. However, first generation sequencing is limited by the small amounts of data that can be processed per unit of time, referred to as throughput.

Second Generation Sequencing

Commercial second generation DNA sequencing tools emerged in 2005 in response to the low throughput of first generation methods. To address this problem, second generation sequencing tools achieve much higher throughput by sequencing a large number of DNA molecules in parallel. In order to generate this large number of DNA molecules, a copying method called PCR amplification is required. In addition to adding time and complexity to the sample preparation process, the amplification process can introduce errors known as amplification bias. The effect of this bias is that the resulting copies are not uniformly representative of the original template DNA.  In cases where the original template DNA contains regions of relatively high G-C content or relatively high A-T content, the PCR amplification process tends to under-represent these regions. As a result, these regions, which may contain entire genes, can be completely missed in the process.

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

Due to the large number of flushing, scanning and washing cycles required, the time to result for second generation methods is generally long, often taking days. This repetitive process also limits the average read length produced by most second generation systems under standard sequencing conditions to approximately 35 to 400 bases. The array of DNA anchor locations can have a high density of DNA fragments, leading to extremely high overall throughput and a resultant low cost per identified base when the machine is run at high capacity. However, the disadvantages of second generation sequencing include short read length, complex sample preparation, the need for amplification, long time to result, the need for many samples to justify machine operation and significant data storage and interpretation requirements.

First and second generation sequencing technologies have led to a number of scientific advances. However, given the inherent limitations of these technologies, researchers still have not been able to unravel the complexity of genomes.

Pacific Biosciences’ Solution — The Third Generation of Sequencing Technology

We have developed a technology platform that enables single molecule, real-time, or SMRT, detection of biological processes. Based on our SMRT technology platform, we have introduced a third generation DNA sequencing system, the PacBio RS II, that addresses many of the limitations of the first and second generation technologies, by providing longer read lengths, increased flexibility, reduced time to result, simplified sample preparation and elimination of amplification bias.  In addition, the PacBio RS II enables the study of modified bases through its unique feature of detecting the kinetics of base incorporation during DNA synthesis.

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

•The SMRT Cell

•Phospholinked nucleotides

•The PacBio RS II

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

The PacBio RS II

The PacBio RS II is an instrument that conducts, monitors, and analyzes single molecule biochemical reactions in real time. The PacBio RS II uses a high numerical aperture objective lens and four single-photon sensitive cameras to collect the light pulses emitted by fluorescent reagents allowing the observation of biological processes. An optimized set of algorithms is used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G or

T base call with associated quality metrics. Once sequencing is started, the real-time data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values, or QVs. To generate a consensus sequence from the data, an assembly process aligns the different fragments from each ZMW based on common sequences.

SMRT Sequencing Advantages

Sequencing based on our SMRT technology offers the following key benefits:

•Single molecule, real-time analysis. The ability to observe single molecules in real time combined with long read length allows our system to observe structural and cell type variation that present challenges for existing short-read technologies. Unlike many other sequencing platforms, minimal amounts of reagent and sample preparation are required and there are no time-consuming flushing, scanning and washing steps.

•Longer read lengths. Our SMRT technology has been demonstrated to produce a distribution of read lengths of over 8,500 base pairs on average, with the longest read lengths in excess of 40,000 base pairs, which facilitates mapping and assembly. Longer read lengths require the sequencing of fewer overlapping segments, referred to as coverage, to efficiently assemble the underlying genomic structure. Long read lengths are an important factor in enabling a comprehensive view of the genome, as they can reveal multiple types of genetic variation, such as large-scale rearrangements observed in cancer.  Long read lengths are also highly enabling for de novo assembly of genomes, where reference genomes do not exist or are not used for the assembly.

•More uniformity and less systematic error.  The sample preparation step for SMRT sequencing does not require amplification and therefore the reads are not subject to amplification bias.  Importantly, this allows for uniform identification of all bases present in a DNA sample.  As a result, SMRT sequencing can detect and identify regions and entire genes that may be missed by second generation sequencing technologies. In addition, the read errors from SMRT sequencing are largely random, and therefore they can be more easily resolved by aligning and comparing multiple overlapping reads.  Second generation sequencing technologies generally have more systematic read errors, and are more difficult to resolve because identical errors are more likely to be present in each overlapping read.  As a result, we believe that SMRT sequencing can enable a more complete assembly of genomes and higher consensus accuracy with less coverage than other available sequencing technologies.

•High consensus accuracy.  Users of our SMRT technology can achieve very high consensus accuracy when assembling genomes due to the attributes of SMRT sequencing, including long read lengths, lack of amplification bias, and lower systematic bias.  Users of second generation sequencing technologies often cannot achieve comparable results due to their shorter read lengths and systematic bias.

•Faster time to result. With the PacBio RS II, sample preparation to sequencing results can take less than one day. A typical sequencing run can require as little as 30 to 180 minutes of instrument time, with target polymerase speeds of two to three bases per second, compared to other technologies which can take multiple days to produce results. This fast time to result may have important implications for applications where speed is of critical importance such as infectious disease monitoring and molecular pathology.

•Flexibility and granularity. The PacBio RS II system offers multiple protocols, including standard and circular consensus sequencing, enabling the user to optimize performance based on the needs for a particular project. It can be used with a variety of sample types and can output a range of DNA lengths. The system also has the ability to scale the throughput and cost of sequencing across a range of small and large projects.

•Ability to observe and capture kinetic information. The ability to observe the activity of a DNA polymerase in real time enables the PacBio RS II to collect, measure and assess the dynamics and timing of nucleotides being added to a growing DNA strand, referred to as kinetics. It is well established in the scientific community that chemical modification of DNA such as the addition of a methyl group, known as methylation, can alter the biological activity of the affected nucleotide. The PacBio RS II detects changes in kinetics automatically by capturing and recording changes in the duration of, and distances between, each of the fluorescent pulses during a typical sequencing analysis. Integrated software can then translate these kinetic signatures into uniquely characterized modified bases such as 6mA, 4mC and 5mC in bacteria. First and second generation sequencing systems are unable to accurately record this type of kinetic data because the “flush and scan” sequencing process disrupts the timing of the natural incorporation process and the amplification step during sample preparation erases these modifications in the first place.

•Ease of use. Our system is designed to be easy to use and adopt because it is compatible with existing lab workflows and informatics infrastructures. Our SMRTbell sample preparation protocol is designed to be simple and fast. The PacBio RS

II is equipped with a touchscreen interface that requires minimal user intervention. The data format has been designed to be compatible with standard informatics systems. We believe that these attributes allow for easy training at customer sites.

Our Products

We entered the market with our first commercial product, the PacBio RS, and more recently launched the PacBio RS II, which are third generation sequencing instruments that provide real-time information at the single molecule level. The initial application for the system is DNA sequencing, and the architectural design of the system may enable a broader range of applications over time. The instrument is designed for expandable capability to permit performance improvements and new applications to be delivered through chemistry and software enhancements without necessitating changes to the hardware.

Our sequencing system includes the PacBio RS II instrument platform that uses our proprietary consumables, including our SMRT Cells and reagent kits, providing a complete solution to the customer.

The PacBio RS II

The PacBio RS II is an instrument that conducts, monitors and analyzes biochemical sequencing reactions. The instrument is an integrated unit that includes high performance optics, automated liquid handling, a touchscreen control interface, a computational Blade Center and software. The instrument’s high performance optics monitor the thousands of ZMWs in real time. The automated liquid handling system performs reagent mixing and prepares SMRT Cells. The instrument’s touchscreen control interface, the RS Touch, is the user’s primary control center to design and monitor experiments as they occur in real time. The Blade Center is the computational brain of the PacBio RS II, responsible for processing the sequencing data being produced on the SMRT Cells. The PacBio RS II has been designed to allow for performance improvements without replacement of the instrument hardware.

Consumables

To run our PacBio RS II, our customers must purchase our proprietary consumable products. Our consumable products include our proprietary SMRT Cells and reagent kits. One SMRT Cell is consumed per sequencing reaction on the PacBio RS II. Eight SMRT Cells are individually hermetically sealed and packaged together into a streamlined 8Pac format. This enables a researcher to use one or more SMRT Cells per run.

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

Product Enhancements

During 2013, we introduced a number of product enhancements that improved the performance and reliability of our products.  In the first quarter of 2013, we introduced a software upgrade which included a highly enabling method for de novo genome assembly called HGAP and a consensus algorithm called Quiver. Together, these software tools greatly simplified the process for users to analyze data generated by their PacBio instruments and to assemble highly accurate genomes using only standard, PacBio long reads. During the second quarter, we introduced the PacBio RS II system and RS to RS II upgrade kit, which effectively doubled the throughput of the original PacBio RS.  In the fourth quarter, we introduced our P5 polymerase and C3 chemistry combination (P5-C3), which enables customers to generate sequences with read lengths averaging over 8,500 bases, with the longest read lengths exceeding 40,000 bases. This chemistry release along with associated software enables customers to nearly double the throughput previously generated from each SMRT Cell.

During 2014 and beyond we plan to further leverage our SMRT technology and existing PacBio RS and RS II instruments by introducing additional consumable product enhancements that will improve read lengths and throughput. In addition, we have partnered with F. Hoffman- La Roche Ltd. (“Roche”) to explore and develop SMRT technology-based products for diagnostic applications.

Market for Our Products

Our customers use our products for sequencing the genomes of a wide range of organisms.  With its current throughput capability, the PacBio RS II is well-suited for sequencing small and medium size genomes, such as bacteria and fungi, and for sequencing targeted regions of larger genomes such as humans and plants.  Over the past year, we have increased the throughput of the PacBio RS II through product enhancements, which we believe expands the targeted applications for our products.  We plan on continuing to increase throughput with future product enhancements.

There are a number of emerging markets for sequencing-based tests, including molecular diagnostics, which represent significant potential opportunities for our products.  The development of these markets is subject to variability driven by ongoing changes in the competitive landscape, evolving regulatory requirements, government funding of research and development activities, and macroeconomic conditions. Introductions of new technologies and products, while positive to the overall development of these markets, may result in greater competition for the limited financial resources available. As we continue to expand into these emerging markets, the development of our business will be impacted by the variability of the factors affecting the growth of these markets.

Pacific Biosciences’ Strategy

We plan to execute the following strategy:

•Contribute to the future of biological analysis by offering differentiated products based on our proprietary SMRT technology. Our SMRT technology provides a window into biological processes that has not previously been available. The combination of our products’ and underlying SMRT technology’s ability to deliver long read lengths, complete assemblies, and short time to result afford the scientific community a new tool to conduct research not possible with first and second generation sequencing instruments.

•Focus initially on a small number of sequencing applications in which our SMRT technology provides unique capability.  While we believe our third generation sequencing technology will address many of the limitations of other sequencing technologies and enable a wide range of experiments and applications, we plan to drive adoption of our technology by focusing initially on applications that our customers have identified as high-value applications for SMRT sequencing. Among the early applications identified by our customers are de novo Genome Assembly, Targeted Sequencing and Base Modification Analysis. We plan to develop whole product solutions around these applications, making it easier for customers who are not typically early adopters of new technology to take advantage of SMRT sequencing.

•Continually enhance product performance to increase market share. The design of the PacBio RS II allows for significant performance improvements without replacement of the instrument hardware. Our flexible platform is designed to generate a recurring revenue stream through the sale of proprietary SMRT Cells and reagent kits. Our research and development efforts are focused on product enhancements to reduce DNA sequencing cost and time as well as expand capabilities. During 2013 we introduced the PacBio RS II System, our P5-C3 chemistry, and significant enhancements to our software analysis toolkit. These product enhancements have enabled an approximate 2x improvement in read length and an approximate 4x improvement in throughput per SMRT Cell.  In addition, the software analysis tools have improved the ease of use of our products and have enabled our customers to take greater advantage of their SMRT sequencing data. We plan to continue introducing enhancements to our products over time.

•Leverage our technology to develop and launch additional applications. We plan to leverage our SMRT technology platform to develop new applications such as sequencing larger and more complex genomes and expanding the ability to detect and characterize base modifications. In 2013, we entered into a collaboration agreement with Roche to jointly develop products based on our SMRT technology for the human in vitro diagnostics market. In the long term, our SMRT technology may also be adapted for RNA transcription monitoring, direct RNA sequencing, protein translation and ligand binding. We believe these applications can create substantial new markets for our technology.

•Create a global community of users to enhance informatics capabilities and drive adoption of our products. We have worked closely with members of the informatics community to develop and define standards for working with single molecule, real-time sequence data. We maintain the PacBio DevNet site, a website on which we make available various software tools and information about our SMRT sequencing technology to support academic informatics developers, life scientists and independent software vendors interested in creating tools to work with our third generation sequencing data. This gives the user flexibility to perform further analysis of the sequencing data through third-party software or share data with collaborators. To maximize the flexibility and functionality for all users, all of our secondary analysis algorithms are made available under an open source license. We also maintain the PacBio SampleNet site, a website on which we make available various tools for simplifying and enhancing sample preparation protocols.

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

Customers

Our customers include genome centers, clinical, government and academic institutions, genomics service providers, pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using the PacBio RS and PacBio RS II in their own research labs to address their specific applications and scientific questions. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology, companies may have DNA samples isolated from different strains of rice, corn or other crops. For each of the years ended December 31, 2013, 2012 and 2011, no single end customer accounted for more than 10% of our total revenue.

We believe that the majority of our current customers are early adopters of sequencing technology. By focusing our efforts on high-value applications, we plan to drive the adoption of our products across a broader customer base and into large-scale projects. In general, the broader adoption of new technologies by mainstream customers can take a number of years.

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, and Asia. Revenue from customers outside the United States totaled $14.6 million, or 52% of our total revenue, during fiscal 2013, compared to $14.6 million, or 56%, in fiscal 2012, and $6.3 million, or 19%, in fiscal 2011. See also “Note 12. Segment and Geographic Information” in the Notes to Consolidated Financial Statements of this Form 10-K.

Backlog

As of December 31, 2013, our system revenue backlog was approximately $7.4 million, compared to $2.9 million at December 31, 2012. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2014 subject to customers who may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing

Our principal manufacturing facilities are located at our headquarters in Menlo Park, California. We currently perform some of the manufacture and all of the final integration of our instruments in-house, while outsourcing most sub-assemblies to third-party manufacturers. With respect to the manufacture of SMRT Cells, we subcontract wafer fabrication and processing to semiconductor processing facilities, but conduct critical surface treatment processes internally. In addition, we currently manufacture critical reagents in-house, including our phospholinked nucleotides and our DNA polymerase.

We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to significant quality specifications. We periodically conduct quality audits of most critical suppliers and have established a supplier certification program.   We purchase components through purchase orders. Some of the components required in our products are currently either sole sourced or single sourced.

Research and Development

Our SMRT technology requires the blending of a number of unique disciplines, namely nanofabrication, physics, photonics, optics, molecular biology, engineering, signal processing, high performance computing, and bioinformatics. Our research and development team is a blend of these disciplines creating a single, cross-functional operational unit. We have also established productive working relationships with technology industry leaders, as well as leading academic centers, to augment and complement our internal research and development efforts. Research and development expense incurred was $45.2 million, $47.6 million and $76.1 million during 2013, 2012 and 2011, respectively. We plan to continue investment in research and development to enhance the performance and expand the application of our current products, and introduce additional products based on our SMRT technology. Our goals include further improvements in sequencing read length and mappable data per SMRT Cell, chemistry and software enhancements for expanding base modification analysis, and enhancements in sample preparation and bioinformatics tools that take advantage of the capabilities of our products.  In addition, our engineering teams will continue their focus on increasing instrument component and system reliability, reducing costs, and implementing additional system flexibility and versatility through the enhancement of existing products and development of new products.

Intellectual Property

Developing and maintaining a strong intellectual property position is an important element of our business. We have sought patent protection for our SMRT technology, and may seek patent protection for improvements and ancillary technology conceived in developing our SMRT technology if we believe such protection will be advantageous.

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

As of December 31, 2013, we own or hold exclusive licenses to 134 issued U.S. patents, 114 pending U.S. patent applications, 65 granted foreign patents and 107 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2016 and 2032.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

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

In September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with Roche, pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received a non-refundable up-front payment of $35.0 million and may receive up to an additional $40.0 million based upon the achievement of development milestones. The Roche Agreement has an initial term of thirteen years and provisions allowing Roche 5-year renewals.

Where patent protection is difficult to obtain or difficult to enforce for a particular technological development or the technological development derives greater value from being maintained as confidential information, we seek to protect such information as a trade secret.

Competition

Given the market opportunity, there are a significant number of competing companies offering DNA sequencing equipment or consumables. These include Illumina Inc. and Thermo Fisher Scientific Inc. These companies currently have greater financial, technical, research and/or other resources than we do. They also have larger and more established manufacturing capabilities and marketing, sales and support functions. We expect the competition to intensify within this market as there are also several companies in the process of developing new technologies, products and services.

In order for us to successfully compete against these companies, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators, including single molecule, real-time resolution, long read length, fast time to result and flexibility, as well as the breadth and depth of current and future applications.

Employees

As of December 31, 2013, we had 318 full-time employees. Of these employees, 120  were in research and development, 58 were in operations, 97 were in marketing, sales, service and support, and 43 were in general and administration. With the exception of our field-based sales and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

Our web site is located at www.pacb.com. The information posted on our web site is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Our Business

We have limited experience as a commercial company.

Our first commercial product, the PacBio RS, launched in 2011 and our most recent product,  the PacBio RS II, launched in 2013 and, as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practical with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our SMRT technology for use in a variety of life science applications. There can be no assurance that we will be successful in securing additional customers for our products.  Furthermore, we cannot guarantee that the design, performance or specifications of our products will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we may fail to achieve or sustain market acceptance of our products by academic and government research laboratories and pharmaceutical, biotechnology and agriculture companies, among others, across the full range of our intended life science applications. If the market for our products grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to further grow our customer base, our future sales and revenue would be materially harmed and our business may not succeed.

Our development, commercialization and license arrangement with Roche may not result in the benefits we anticipate, and could have a material adverse effect on our business, financial condition and results of operations.

We  have entered into an agreement with Roche, pursuant to which we will develop and manufacture diagnostic products for clinical use including sequencing systems and consumables based on our proprietary Single Molecule, Real-Time (SMRT®) technology.  There can be no assurance that we will be able to develop and manufacture products as provided by the terms of the Roche Agreement or that Roche will be able to commercialize and sell the developed diagnostic products.  We may also be unable to meet the development milestones required for additional payments from Roche. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of diagnostic products and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the developed diagnostic products. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products, the successful commercialization of our diagnostic products for clinical use would be materially and adversely affected. If we are not able to realize the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into a debt agreement, pursuant to which we received $20.5 million in funding. Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with indebtedness could:

•	make it more difficult for us to satisfy our obligations, including under the debt agreement;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;
•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness;
•	increase the volatility of the price of our common stock;
•	limit our flexibility to react to changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage to our competitors that have less or no indebtedness; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Our debt agreement contains covenants which may adversely impact our business and the failure to comply with such covenants could cause our outstanding indebtedness to become immediately payable.

Our debt agreement contains various affirmative and negative covenants, including restrictions on our and our subsidiaries’ ability to incur additional indebtedness or liens on our assets, except as permitted under the debt agreement, that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests, some of which may be affected by events beyond our control.

A breach of any of the covenants contained in our debt agreement could result in a default under such agreement. If an event of default exists, debt holders could elect to declare all amounts outstanding under the debt agreement to be immediately due and payable.  If we are unable to repay our indebtedness when due and payable, debt holders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our property and interests in property, including intellectual property, as collateral under the debt agreement.  If the debt holders accelerate the repayment of borrowings, we may not have sufficient funds to repay our existing indebtedness, which could have a material adverse effect on our liquidity and ability to conduct our business.

Our products are highly complex and have recurring support requirements.

In light of the highly complex technology involved in our products, there can be no assurance that we will be able to continue providing adequate support for our products. Our customers have in the past experienced reliability issues with our products.  If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We deliver our PacBio RS II instruments with one year of service included in the purchase price and offer additional years of service for a fee. If our service and support costs increase, our business and operations may be adversely affected.

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the specifications required by our customers or in quantities necessary to meet demand at an acceptable cost.

In order to successfully derive revenue from our products, we need to supply our customers with products that meet the specifications, quality requirements and expectations of our customers. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specification developed pursuant to the Roche Agreement. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business.

 Rapidly changing technology in life sciences could make the products we are developing obsolete unless we continue to develop and commercialize new and improved products and pursue new market opportunities.

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas where the market demand is unproven, and new products and services developed by us may not gain market acceptance. Our inability to develop and introduce new products and to gain market acceptance of new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results.

A significant portion of our potential sales depends on customers’ spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

Our instrument sales represent significant capital purchases for our customers. Our potential customers include academic and government institutions, genome centers, medical research institutions, pharmaceutical, agricultural, biotechnology and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, particularly in light of the recent United States federal government shutdown, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our customers and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

We may be unable to successfully increase sales of our products.

Our ability to achieve profitability depends on our ability to attract customers for our products, and we may be unable to effectively market our products. To perform sales, marketing, distribution and customer support functions successfully, we face a number of risks, including:

•our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technologies;

•the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and

•our sales, marketing and service force may be unable to execute successful commercial activities.

We have enlisted and may continue to enlist third parties to assist with sales, distribution and customer support globally or in certain regions of the world. There is no guarantee, when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners; there is also no guarantee that we will be able to enter into such arrangements on terms favorable to us. If our sales and marketing efforts, or those of any of our third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

Our products are complex and involve a large number of unique components, many of which require precision manufacturing. The nature of the products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. If we are required to purchase these components from an alternative source, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our products in a timely fashion or in sufficient quantities or under acceptable terms. Additionally, for some of those components that are currently purchased from a sole or single source supplier, we have not yet arranged for alternative suppliers.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or beyond our control. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the ordering and delivery of our products. If we are unable to reduce our manufacturing costs and establish and maintain reliable high volume manufacturing suppliers  as we scale our operations, our business could be materially harmed.

Delivery of our products could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control.  Any failure to deliver products to our customers in a safe and timely manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these third parties is unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed which could harm our business and financial results. The failure to deliver our products in a safe and timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified scientists, engineering and other personnel, our ability to develop our products could be harmed, and we may be unable to achieve our goals.

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our future technological and product innovations, and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and adversely affect our product development and introductions, business growth prospects, results of operations and financial condition.

We have raised, and intend to raise, additional financing to fund our existing operations. Equity and debt securities we issue may have rights senior to common stockholders.

We have raised, and intend to raise, additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement. We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. We intend to raise additional funds beyond the transactions completed to date, which will result in additional dilution to our stockholders.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.

Some of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in new product development and manufacturing capabilities and more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages, even if our technology is more effective than the products or service offerings of our competitors, current or potential customers might accept competitive products and services in lieu of purchasing our products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially and adversely affect our business, financial condition or results of operations.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Products using our SMRT technology are complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve increased market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We ship our PacBio RS II instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, but claims must be made within 30 days from the shelf life date or “use by” date. The warranty is limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products might also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us or against third parties who we may have an obligation to indemnify against such claims, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our assets from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International operations entail a variety of risks, including challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In conducting our international operations, we will be subject to U.S. laws relating to our international activities, as well as foreign laws relating to our activities in other countries. Failure to comply with these laws may subject us to financial and other penalties in the U.S. and foreign countries that could impact our operations or financial condition.

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

Our products are not currently subject to U.S. Food and Drug Administration, or FDA, clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we can market and sell our products or to which our partners can market and sell our products.  Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

Many countries have laws and regulations that could affect our products. The number and scope of these requirements are increasing. Unlike many of our competitors, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, as applicable, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions.

Our operations involve the use of hazardous materials, and we must comply with environmental, health and safety laws, which can be expensive and may adversely affect our business, operating results and financial condition.

Our research and development and manufacturing activities involve the use of hazardous materials, including chemicals and biological materials, and some of our products include hazardous materials. Accordingly, we are subject to federal, state, local and foreign laws, regulations and permits relating to environmental, health and safety matters, including, among others, those governing the use, storage, handling, exposure to and disposal of hazardous materials and wastes, the health and safety of our employees, and the shipment, labeling, collection, recycling, treatment and disposal of products containing hazardous materials. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence. For example, under certain circumstances and under certain environmental laws, we could be held liable for costs relating to contamination at our or our predecessors’ past or present facilities and at third-party waste disposal sites. We could also be held liable for damages arising out of human exposure to hazardous materials. There can be no assurance that violations of environmental, health and safety laws will not occur as a result of human error, accident, equipment failure or other causes. The failure to comply with past, present or future laws could result in the imposition of substantial fines and penalties, remediation costs, property damage and personal injury claims, investigations, the suspension of production or product sales, loss of permits or a cessation of operations. Any of these events could harm our business, operating results and financial condition. We also expect that our operations will be affected by new environmental, health and safety laws and regulations on an ongoing basis, or more stringent enforcement of existing laws and regulations. New laws or changes to existing laws may result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how we manufacture them, which could have a material adverse effect on our business, operating results and financial condition.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and could increase the cost of operating our business.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacture of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to conduct diligence, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may face reputational harm if we determine that certain of our instruments contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid such materials. Reputational harm could adversely affect our business, financial condition or results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we were required to perform an evaluation of our internal control over financial reporting. While we performed this evaluation and concluded that our internal control over financial reporting was operating effectively as of December 31, 2013 there can be no assurance that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered.  In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations.

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.

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

We license from third parties some of the intellectual property that is important to our business.  If we fail to meet our obligations under these licenses, these third parties could terminate the licenses. If the third parties who license intellectual property to us fail to maintain the intellectual property that we have licensed, or lose rights to that intellectual property, the rights we have licensed may be reduced or eliminated, which could subject us to claims of intellectual property infringement. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property have previously been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a compliant seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigation and settle a complaint alleging patent infringement. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

•announcements by our customers, partners or suppliers relating directly or indirectly to our products,  services or technologies;

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

Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation and may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our sales cycle is lengthy and unpredictable, which makes it difficult to forecast revenue and may increase the magnitude of quarterly fluctuations in our operating results.

Our PacBio RS II instrument has lengthy sales and purchase order cycles because it is a major capital item and generally requires the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price.  Such fluctuations also mean that investors may not be able to rely upon our operating results in any particular period as an indication of future performance.

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

We filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. We subsequently established “at-the-market” offerings pursuant to which we offer and sell shares of our common stock.  We are not obligated to make or continue to make any sales of shares of our common stock under the “at-the-market” offerings.  The sale of securities under the registration statement, including pursuant to the “at-the-market” offerings, has resulted and will result in dilution of our stockholders and could cause our share price to fall.

In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares of our common stock pursuant to the Sales Agreement through May 2015.  We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, warrants to purchase 5,500,000 shares of our common stock issued in connection with our debt agreement could result in additional dilution to our stockholders.

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

Our development agreement with Roche may deter or reduce the number of potential acquirers thus reducing or placing negative pressure on our stock price.

The Roche Agreement could make an acquisition of our company, which may be beneficial to our stockholders, less likely, whether or not we realize the expected benefits from the Roche Agreement. For example, the exclusive rights and licenses granted to Roche pursuant to the Roche Agreement, or our development, manufacturing and supply obligations pursuant to the Roche Agreement, may make an acquisition of our company less appealing to third parties that compete with Roche.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2013, we leased approximately 186,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. Our leases run through 2015 with various options for renewal.  We also lease a sales office facility in Singapore and an engineering support facility in San Francisco.  We believe that our existing facilities are in good operating condition and suitable for the conduct of our business.

ITEM 3.LEGAL PROCEEDINGS

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

During October 2013 the Superior Court of the State of California, County of San Mateo granted final approval of a settlement of four class action lawsuits that had been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig. In addition, we have entered into an agreement to settle the claims of the single individual who opted out of the state court settlement and to dismiss with prejudice the remaining claims asserted in the lawsuit filed in December 2011 in United States District Court for the Northern District of California, captioned Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599. On March 12, 2014, the parties to the Primo action filed a stipulation voluntarily dismissing the case with prejudice. All amounts payable to the plaintiffs and plaintiffs’ counsel had been previously accrued; therefore, no additional amounts were expensed during the period.

In addition, from time to time, we are a party to litigation and subject to claims incident to the ordinary course of business.

ITEM 4.MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is being traded in The Nasdaq Global Select Market under the symbol “PACB.” The following table sets forth the high and low closing sales prices per share for our common stock for the indicated fiscal periods:

	2013		2012
	High	Low	High	Low
4th Quarter	$5.95	$3.47	$1.85	$1.10
3rd Quarter	6.50	2.45	2.32	1.70
2nd Quarter	2.94	1.95	3.63	1.82
1st Quarter	3.25	1.60	5.04	2.94

Holders of Record

As of March 10, 2014, there were approximately 49 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.  In addition, our ability to pay dividends is limited pursuant to covenants in our debt agreements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information as of December 31, 2013 for our equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	14,070,431	$4.81	3,981,948
Equity compensation plans not approved by security holders	—	—	—

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

The following graph shows a comparison from October 27, 2010 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2013 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	October 27, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Pacific Biosciences of California, Inc.	$100.00	$96.78	$17.03	$10.34	$31.81
NASDAQ Composite Index	100.00	105.63	106.07	123.83	175.47
NASDAQ Biotechnology Index	100.00	101.49	114.21	152.38	259.25

Recent Sales of Unregistered Securities

None.

Use of Proceeds

During 2012, we established an “at-the-market” offering, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. During 2013, we amended our “at-the-market” offering to increase the aggregate offering price for shares of our common stock by an additional $30.0 million. We will pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock pursuant to this offering and reimburse up to $50,000 of legal expenses.  We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. We are not obligated to make any sales of shares of our common stock pursuant to this offering. As of December 31, 2013, we have sold a total of 8.3 million shares of our common stock at an average price of $2.51 through our “at-the-market” offering, for total net proceeds of $19.9 million.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands except per share amounts)
Total revenue (1)(2)	$28,181	$25,983	$33,863	$1,674	$135
Total cost of revenue (1)	21,762	25,043	20,829	—	—
Gross profit (1)	6,419	940	13,034	1,674	135
Total operating expense	83,962	95,278	122,790	141,908	88,205
Operating loss	(77,543)	(94,338)	(109,756)	(140,234)	(88,070)
Net loss	$(79,293)	$(94,465)	$(109,388)	$(140,166)	$(87,703)
Net loss per share:
Basic and diluted net loss per share	$(1.26)	$(1.69)	$(2.03)	$(14.10)	$(173.03)
Shares used in computing basic and diluted net loss per share (3)	62,784	55,733	53,874	9,938	507

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents and investments	$112,528	$100,580	$177,434	$283,674	$92,735
Working capital	103,904	100,257	180,225	272,274	85,326
Total assets	136,185	129,683	218,316	305,747	101,098
Total liabilities (4)	67,005	20,301	26,853	25,881	9,120
Convertible preferred stock (5)	—	—	—	—	269,101
Total stockholders' equity (deficit) (3)	$69,180	$109,382	$191,463	$279,866	$(177,123)

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

(2)

During 2013 we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) and received a non-refundable up-front payment of $35.0 million, of which $1.7 million was recognized as revenue for the year ended December 31, 2013 and the remaining $33.3 million is deferred and will be amortized as revenue over the estimated obligation periods. Please see “Note 3. Agreement with Roche” in Part II, Item 8 of this Form 10-K for additional information.

(3)

During 2012, we established an at-the-market offering, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. During 2013, we established a second at-the-market offering to raise an additional $30.0 million. In the year ended December 31, 2013, we issued 8.3 million shares of our common stock at an average price of $2.51 per share through our “at-the-market” offering.

(4)

During 2013 we entered into a debt agreement pursuant to which we received $20.5 million in funding and issued promissory notes in the aggregate principal amount of $20.5 million and warrants to purchase 5,500,000 shares of our common stock. Please see “Note 6.  Debt” in Part II, Item 8 of this Form 10-K for additional information.

(5)	In connection with our initial public offer declared effective October 26, 2010, all outstanding convertible preferred stock converted into common stock.

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

Overview

We develop, manufacture and market an integrated platform for high resolution genetic analysis. Combining advances in nanofabrication, biochemistry, molecular biology, surface chemistry and optics, we created a technology platform called single molecule, real-time, or SMRT, technology. Our initial focus is to offer our SMRT technology to the DNA sequencing market where we have developed a third generation sequencing platform, the PacBio RS II sequencing system. The PacBio RS II is an instrument that uses our proprietary consumables, including our SMRT Cells and reagent kits that are used to prepare and sequence DNA samples.

From our incorporation in 2000 through the first quarter of 2011 we primarily focused on developing our technology, undertaking engineering activities to develop our products, conducting initial marketing of our products, and pre-production activities associated with the commercial launch of our initial product, the PacBio RS, in 2011 and more recently the PacBio RS II, launched in 2013. We have financed our operations primarily through the issuance of common and convertible preferred stock resulting in $610.1 million in net proceeds.  Since our inception, we have incurred significant net losses and we expect to continue to experience significant losses as we invest in developing and taking advantage of market opportunities for our products, servicing and supporting customers, development of enhancements and updates to existing products, development of future products, and sales and administrative infrastructure. As of December 31, 2013, we had an accumulated deficit of $615.3 million. We incurred net losses of $79.3 million, $94.5 million and $109.4 million in 2013, 2012 and 2011, respectively.

2013 Business Events and Trends

Bookings Growth.  During 2013, we accepted net orders for 25 instruments compared to 12 during 2012. We attribute the stronger bookings performance largely due to increased customer awareness of the expanding applications for SMRT sequencing, and the improved reliability and performance of our instruments. Revenue recognized in 2012 reflected pre-launch backlog that remained at the beginning of 2012. Before we launched our initial products during the second quarter of 2011, we took orders starting in early 2010, and had built a backlog of instrument orders totaling 44 units. During the second quarter of 2011 through the second quarter of 2012, we installed 66 units while booking 23 new units, which brought our backlog down to one unit by the end of the second quarter of 2012. Starting from the fourth quarter of 2012 and going forward, we expect quarterly revenues to reflect the installation of instruments booked from recent quarters. We generally expect installation of new units to occur one to two quarters after they are booked.

Product Enhancements.  During 2013, we introduced a number of product enhancements that improved the performance and reliability of our products.  In the first quarter of 2013, we introduced a software upgrade which included a highly enabling method for de novo genome assembly called HGAP and a consensus algorithm called Quiver. Together, these software tools greatly simplified the process for users to analyze data generated by their PacBio RS and RS II instruments and to assemble highly accurate genomes using only standard, PacBio long reads. During the second quarter, we introduced the PacBio RS II system, which effectively doubled the throughput of the original PacBio RS. In the fourth quarter, we introduced biologic and chemistry enhancements, that enable customers to generate sequences with read lengths averaging over 8,500 bases, with the longest read lengths exceeding 40,000 bases. This chemistry release along with associated software enables customers to nearly double the throughput previously generated from each SMRT Cell.

Diagnostic Collaboration with Roche.   During the third quarter 2013, we entered into the Roche Agreement, pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received a non-refundable up-front payment of $35.0 million and may receive up to an additional $40.0 million based upon the achievement of development milestones. As of December 31, 2013, $1.7 million from the $35.0 million upfront cash payment has been recognized as revenue. The remaining $33.3 million has been deferred and will be recognized as  revenue over the estimated obligation periods.

Cash Use.  For the year ended December 31, 2013, our balance of cash and cash equivalents and investments increased by $11.9 million, resulting from $74.7 million in cash raised through the collaboration agreement with Roche and other financing arrangements as discussed in “Liquidity and Capital Resources” below, offset by $62.8  million of cash used. We plan to reduce our rate of cash usage by increasing revenues and controlling expenses through increased margin positive sales of our products and services. With

$112.5 million in cash and cash equivalents and investments at December 31, 2013, we believe we have sufficient cash to fund our operations beyond 2014.

While such trends are important to understanding and evaluating our financial results, the other transactions, events and trends discussed in “Risk Factors” in Item 1A of this report may also materially impact our business operations and financial results.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, and operating expenses, and related disclosure of contingent assets and liabilities. Management based its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services, in addition to revenue from collaboration agreements.  Product revenue consists of sales of our instruments and related consumables;  Service and other revenue primarily consist of revenue earned from product maintenance agreements and grant revenue. Contractual revenue relates to revenue recognized from the collaboration agreement under which we received an upfront fee and may receive contingent milestone payments. Our deliverables under the arrangement includes licenses to intellectual property rights and research and development services.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For instances where final acceptance of the product or system is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period. In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If refund rights exist or payment terms are based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectability based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts from which revenue is derived from multiple deliverables including a mix of products and or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when (i) the delivered item has value to the customer on a stand-alone basis; and (ii)  if a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Our revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply, in order, vendor-specific objective evidence (“VSOE”); third-party evidence if VSOE is not available; and lastly our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

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

For our collaboration agreement, the process for determining estimates of selling prices of the identifiable deliverables involves significant judgments and estimates to be made by management. Our process considers multiple factors such as estimated headcount, annual research and development budget, estimated length of the research and development period and estimated transfer price on cost, which may vary over time, depending upon the circumstances, and are specific to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

Deferred service revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period, generally one to three years.

We adopted the milestone method as our accounting policy election and recognize milestone revenues as they become earned. Based on Accounting Standards Codification, or ASC, Topic 605-28, Revenue Recognition — Milestone Method, we evaluate contingent milestones at inception of the agreement, and recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services. Costs associated with instrument revenue incurred prior to commercialization are expensed as research and development costs.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. As excess manufacturing resources are engaged in next generation product research and development, production of product used internally for research and development and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. Prior to the fourth quarter of 2013, the capacity of our existing service infrastructure exceeded the number of installed customer instruments. Therefore, management estimated the capacity of the existing service infrastructure and recognized service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceeded the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Stock-Based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options.  The expected term of options is estimated based on the simplified method. We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility.  Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods. We recognize compensation expense on a straight-line basis over the requisite service period. We elected to use the simplified method to calculate the beginning pool of excess tax benefits.

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

Inventories

Inventory is valued at the lower of standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

We enter into inventory purchases and commitments so that we can meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration, and quality issues. Based on our analysis, we record adjustments to inventory for potentially excess, obsolete, or impaired goods, when appropriate, in order to report inventory at net realizable value. Inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments would result in a charge to our results of operations.

Leases

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we received tenant improvement allowances, rent holidays and/or other incentives. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. To the extent leasehold improvement allowances are afforded to us by the landlord, we record the tenant improvements as leasehold improvement assets with a corresponding deferred rent liability. We establish assets and liabilities for the construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take some level of financial or construction risk prior to commencement of a lease.

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

Income Taxes

We are subject to income taxes in the United States and certain states in which we operate, and we use estimates in determining our provisions for income taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

We recognize a valuation allowance against our net deferred tax assets if it is more likely than not that some portion of the deferred tax assets will not be fully realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we maintained a full valuation allowance against all of our deferred tax assets which totaled $246.2 million, including net operating loss carryforwards and research and development tax credits of $214.3 million and $22.3 million, respectively.

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $547.2 million and $479.3 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2014.

We also had federal and California state research and development credit carryforwards of approximately $18.9 million and $19.9 million, respectively, as of December 31, 2013. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether the factors underlying the sustainability assertion have changed and the amount of the recognized tax benefit is still appropriate. As of December 31, 2013, 2012 and 2011,  our total unrecognized tax benefits were $11.6 million, $10.0 million and  $9.3 million, respectively, of which none of the tax benefits, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$20,039	$20,089	$(50)	0%
Service and other revenue	6,446	5,894	552	9%
Contractual revenue	1,696	—	1,696	—
Total revenue	28,181	25,983	2,198	8%
Cost of Revenue:
Cost of product revenue	15,706	18,796	(3,090)	(16%)
Cost of service and other revenue	6,056	6,247	(191)	(3%)
Total cost of revenue	21,762	25,043	(3,281)	(13%)
Gross profit	6,419	940	5,479	583%
Operating Expense:
Research and development	45,217	47,623	(2,406)	(5%)
Sales, general and administrative	38,745	47,655	(8,910)	(19%)
Total operating expense	83,962	95,278	(11,316)	(12%)
Operating loss	(77,543)	(94,338)	16,795	18%
Interest expense	(2,478)	(274)	(2,204)	(804%)
Other income, net	728	147	581	395%
Net loss	$(79,293)	$(94,465)	$15,172	16%

Revenue

Revenue for the year ended December 31, 2013 totaled $ 28.2 million compared to $26.0 million for the year ended December 31, 2012.

Product revenue in the year ended December 31, 2013 consisted of $11.5 million from sales of our instruments and instrument upgrades and $8.5 million from sales of consumables compared to $15.5 million from sales of our instruments and $4.6 million from sales of consumables in the year ended December 31, 2012.  Instrument revenue for the years ended December 31, 2013 and 2012 reflects revenue from 17 and 23 instruments during the periods, respectively.  The increase in consumable sales is primarily attributable to a larger installed instrument base and higher utilization.

Service and other revenue during the year ended December 31, 2013 primarily consisted of service revenue of $6.1 million and grant revenue of $0.3 million compared to service revenue of $5.0 million and grant revenue of $0.9 million for the year ended December 31, 2012. Service revenue was derived from product maintenance agreements sold on our installed instruments and the increase in service revenue from 2012 to 2013 was primarily attributable to a larger installed instrument base in 2013. Grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred. We do not expect grant revenue to be a significant source of total revenue in the future.

Contractual revenue was $1.7 million for the year ended December 31, 2013. Under the Roche Agreement, we received a non-refundable up-front payment of $35.0 million, of which $1.7 million was recognized as revenue for the year ended December 31, 2013 and the remaining $33.3 million is deferred and will be amortized as revenue over the estimated obligation periods with $6.8 million expected to be recognized as revenue during 2014.

Gross Profit

Gross profit for the year ended December 31, 2013 totaled $6.4 million, resulting in a gross margin of 22.8%, compared to a $0.9 million gross profit for the year ended December 31, 2012 and a gross margin of 3.6%. The $5.5 million increase in gross profit from 2012 to 2013 primarily resulted from an increase in higher margin consumable sales, lower product and service costs, and $1.7 million of gross profit recognized in 2013 in relation to the Roche Agreement.  Cost of revenue for the year ended December 31, 2012 included $0.7 million of expense associated with a new product release in the first quarter of 2012 and a $0.9 million charge associated with a provision for excess and obsolete inventory based on a review of on hand inventory and future demand. Cost of product revenue of $15.7 million for the year ended December 31, 2013 reflected the costs relating to 17 instruments and consumables recognized in revenue during the year ended December 31, 2013, compared with $18.8 million for the year ended December 31, 2012 reflecting the costs relating to components and manufacturing overhead incurred on the 23 instruments that were installed and consumables that were shipped during the year ended December 31, 2012.

Research and Development Expense

Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our future products and current product enhancements,  and have historically included costs of developing the PacBio RS II, PacBio RS, SMRT Cells and reagent kits and the scientific research necessary to produce commercially viable applications of our technology. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead.

During the year ended December 31, 2013, research and development expenses decreased $2.4 million, or 5%, compared to the year ended December 31, 2012. The decrease was driven primarily by a decrease of $1.1 million in facility costs, a decrease of $1.0 million in personnel related expense including stock-based compensation and a decrease of $0.7 million in depreciation,  partially offset by an increase of $0.4 million in other net expenses.  Research and development expense included stock-based compensation expense of $4.1 million and $4.6 million during the years ended December 31, 2013 and 2012, respectively. Research and development expenses can fluctuate due to the timing of when certain activities, such as prototype expenses, occur.

Sales, General and Administrative Expense

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

For the year ended December 31, 2013, selling, general and administrative expenses decreased $8.9 million, or 19%, compared to the year ended December 31, 2012. The decrease was driven primarily by a decrease of $4.6 million in legal, professional and consulting expenses primarily as a result of decreased class action litigation related expenses and other legal expenses, a decrease of $2.3 million in marketing and travel related costs due partly to lower expenses incurred for trade show and conference expenses, a decrease of $0.7 million in personnel related expense including stock-based compensation and a net decrease of $1.3 million in other expenses.  Sales, general and administrative expense included stock-based compensation expense of $5.3 million and $4.6 million during the years ended December 31, 2013 and 2012, respectively.

Interest Expense

Interest expense increased $2.2 million from $0.3 million in the year ended December 31, 2012 to $2.5 million in the year ended December 31, 2013, primarily as a result of a  debt facility entered into during the first quarter of 2013.

Comparison of the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$20,089	$31,486	$(11,397)	(36%)
Service and other revenue	5,894	2,377	3,517	148%
Total revenue	25,983	33,863	(7,880)	(23%)
Cost of Revenue:
Cost of product revenue	18,796	18,725	71	0%
Cost of service and other revenue	6,247	2,104	4,143	197%
Total cost of revenue	25,043	20,829	4,214	20%
Gross profit	940	13,034	(12,094)	(93%)
Operating Expense:
Research and development	47,623	76,080	(28,457)	(37%)
Sales, general and administrative	47,655	46,710	945	2%
Total operating expense	95,278	122,790	(27,512)	(22%)
Operating loss	(94,338)	(109,756)	15,418	14%
Interest expense	(274)	(287)	13	5%
Other income, net	147	655	(508)	(78%)
Net loss	$(94,465)	$(109,388)	$14,923	14%

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

Service and other revenue in the year ended December 31, 2012 primarily consisted of service revenue of $5.0 million and grant revenue of $0.9 million compared to service revenue of $1.5 million and grant revenue of $0.9 million in the year ended December 31, 2011. Service revenue was derived from product maintenance agreements sold in conjunction with PacBio RS instruments. The increase in service revenue in 2012 was primarily attributable to a larger installed base of PacBio RS instruments in 2012. Grant revenue represents amounts earned under research agreements with government entities which are recognized in the period during which the related costs are incurred. Grant revenue remained relatively consistent at $0.9 million for the years ended December 31, 2012 and 2011.

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

Other Income, Net

Other income, net changed from $0.7 million for the year ended December  31, 2011 to $0.1 million for the year ended December  31, 2012. The change was primarily attributed to fixed assets disposed of during the first and third quarters of 2012 and lower interest income in the year ended December 31, 2012 compared to the year ended December  31, 2011. The decrease in interest income was primarily a result of lower average investment balances during 2012 as compared to 2011.

Liquidity and Capital Resources

Liquidity

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock.  Cash and cash equivalents and investments at December 31, 2013 totaled $112.5 million compared to $100.6 million at December 31, 2012.  During the year ended December 31, 2013 we received a $35.0 million upfront payment from Roche upon execution of the Roche Agreement, $19.8 million through a debt facility and $19.9 million through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from these three transactions, cash and cash equivalents and investments decreased by $62.8 million compared to December 31, 2012.

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

The following table summarizes our cash flows activities for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,833)	$(76,822)	$(102,974)
Investing activities	(33,117)	61,792	6,446

Financing activities	42,772	2,705	7,743

Operating Activities

Our primary uses of cash from operating activities are for the manufacturing and sale of PacBio RS and the PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the years ended December 31,  2013, 2012 and 2011 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

Cash used in operating activities of $29.8 million in 2013 reflected a net loss of $79.3 million, partially offset by aggregate non-cash charges of $15.7 million and a net change of $33.8 million in our net operating assets and liabilities. Non-cash charges primarily included $ 9.9 million in stock-based compensation and $5.6 million of depreciation.  The change in net operating assets and liabilities was primarily due to (i) an increase of $33.3 million of deferred development revenue associated with the Roche agreement, and (ii) prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities fluctuated primarily due to the timing of vendor, litigation related, and employee compensation payments during 2013.

Cash used in operating activities of $76.8 million in 2012 reflected a net loss of $94.5 million, non-cash transactions of $16.6 million consisting primarily of depreciation and stock-based compensation, and $1.0 million cash provided from working capital. Changes in working capital comprised primarily of (i) inventory decreasing as a result of a decrease in the amount of instruments awaiting customer acceptance as compared to the prior year (ii) accounts receivable and deferred revenue decreasing due to the timing of instrument sales, and (iii) prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities fluctuated primarily due to the timing of vendor, litigation related, and employee compensation payments during 2012.

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

In 2013, net cash used in investing activities was $33.1 million, comprised of net purchases of investments of $32.2 million and  $0.9 million of purchases of property and equipment.

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

Financing Activities

In 2013, cash provided by financing activities was $42.8 million, comprised of net proceeds of $19.8 million from the debt facility, net proceeds of $19.9 million from our common stock “at-the-market” offering, and $3.1 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

In 2012,  cash provided by financing activities was $2.7 million, resulting from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

In 2011, cash provided by financing activities was $7.7 million, resulting from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Capital Resources

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

Common stock “at-the-market” offering

On October 5, 2012, we entered into a sales agreement pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million through an “at-the-market” offering. On November 8, 2013, the sales agreement was amended to increase the aggregate offering price for shares of our common stock by an additional $30.0 million. We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement.  We intend to use the net proceeds from this offering for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds from this offering to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. We are not obligated to make any sales of shares of our common stock under the sales agreement. As of December 31, 2013, we have sold a total of 8.3 million shares of our common stock at an average price of $2.51 through our “at-the-market” offering. From January 1, 2014 through March 10, 2014, we issued 3.0 million shares of our common stock at an average price of $7.12 per share through our “at-the-market” offering.

Debt facility and warrant agreement

Under the terms of our debt agreement with Deerfield (“Facility Agreement”),  we received $20.5 million and we issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of us and our subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted a security interest in substantially all of our property and interests in property.

Contractual Obligations, Commitments and Contingencies

The following table provides summary information concerning our future contractual obligations as of December 31, 2013.

	Payments due by period (in thousands)
	Total	less than 1 year	2-4 years	More than 4 years
Purchase commitments and obligations	$6,348	$6,348	$—	$—
Operating lease obligations (1)	8,198	4,057	4,141	—
Facility financing obligation	1,316	648	668	—
Debt (2)	30,772	1,794	5,387	23,591
Total contractual obligations	$46,634	$12,847	$10,196	$23,591

(1)	Maintenance, insurance, taxes and contingent rent obligations are excluded. See “Note 8. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.
(2)

Under the terms of the Facility Agreement, we received $20.5 million in funding. The amounts in the table above include interest and principal repayments on the debt. Please see “Note 6. Debt” in Part II, Item 8 of this Form 10-K for additional information.

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

Facility Financing Obligation

In December 2009 we entered into a build-to-suit lease agreement for a manufacturing and office facility where we are considered the owner of the project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Accordingly, we recorded $3.0 million of building and leasehold improvement assets and a corresponding liability to facility financing obligation. See “Note 7. Facility Financing” in Part II, Item 8 of this Form 10-K for additional information.

The table above reflects only payment obligations that are fixed and determinable. Milestone payments and royalty payments under our license agreements are not included in the table above because we cannot, at this time, determine when or if the events triggering the commencement of payment obligations will become potentially payable.

License Agreements

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

Off-Balance Sheet Arrangements

As of December 31, 2013 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 8.  Commitments and Contingencies” in Part II, Item 8 of this Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification agreements has been recorded at December 31, 2013.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and our investments.  The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any material negative impact on the value of our investment portfolio.

 Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of developments and sales activities outside of the United States, therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2013 would have resulted in a $0.5 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of Pacific Biosciences of California, Inc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biosciences of California, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 14,  2014

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$26,362	$46,540
Investments	86,166	54,040
Accounts receivable	2,746	2,822
Inventory, net	10,050	9,592
Prepaid expenses and other current assets	1,135	2,006
Total current assets	126,459	115,000
Property and equipment, net	9,236	14,329
Other long-term assets	490	354
Total assets	$136,185	$129,683
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,717	$2,988
Accrued expenses and other current liabilities	9,797	8,204
Deferred service revenue, current	4,046	3,378
Deferred contractual revenue, current	6,785	—
Facility financing obligation, current	210	173
Total current liabilities	22,555	14,743
Deferred service revenue, non-current	518	800
Deferred contractual revenue, non-current	26,519	—
Deferred rent and other long-term liabilities	1,114	2,145
Notes payable, non-current	13,347	—
Financing derivative	549	—
Facility financing obligation, non-current	2,403	2,613
Total liabilities	67,005	20,301

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 66,275 and 56,170 shares at December 31, 2013 and 2012, respectively	66	56
Additional paid-in-capital	684,413	645,316
Accumulated other comprehensive income	14	30
Accumulated deficit	(615,313)	(536,020)
Total stockholders’ equity	69,180	109,382
Total liabilities and stockholders’ equity	$136,185	$129,683

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Revenue:
Product revenue	$20,039	$20,089	$31,486
Service and other revenue	6,446	5,894	2,377
Contractual revenue	1,696	—	—
Total revenue	28,181	25,983	33,863
Cost of Revenue:
Cost of product revenue	15,706	18,796	18,725
Cost of service and other revenue	6,056	6,247	2,104
Total cost of revenue	21,762	25,043	20,829
Gross profit	6,419	940	13,034
Operating Expense:
Research and development	45,217	47,623	76,080
Sales, general and administrative	38,745	47,655	46,710
Total operating expense	83,962	95,278	122,790
Operating loss	(77,543)	(94,338)	(109,756)
Interest expense	(2,478)	(274)	(287)
Other income, net	728	147	655
Net loss	(79,293)	(94,465)	(109,388)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(16)	(27)	78
Comprehensive loss	$(79,309)	$(94,492)	$(109,310)
Net loss per share:
Basic and diluted net loss per share	$(1.26)	$(1.69)	$(2.03)
Shares used in computing basic and diluted net loss per share	62,784	55,733	53,874

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2010	52,855	$53	$612,001	$(21)	$(332,167)	$279,866
Net loss	—	—	—	—	(109,388)	(109,388)
Other comprehensive income	—	—	—	78	—	78
Issuance of common stock in conjunction with equity plans	2,109	2	7,741	—	—	7,743
Vesting of Common Stock options early exercised	—	—	780	—	—	780
Stock-based compensation expense	—	—	12,384	—	—	12,384
Balance at December 31, 2011	54,964	$55	$632,906	$57	$(441,555)	$191,463
Net loss	—	—	—	—	(94,465)	(94,465)
Other comprehensive loss	—	—	—	(27)	—	(27)
Issuance of common stock in conjunction with equity plans	1,206	1	2,704	—	—	2,705
Stock-based compensation expense	—	—	9,706	—	—	9,706
Balance at December 31, 2012	56,170	$56	$645,316	$30	$(536,020)	$109,382
Net loss	—	—	—	—	(79,293)	(79,293)
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock in conjunction with equity plans	1,795	2	3,077	—	—	3,079
Issuance of common stock in conjunction with at-the-market equity offering, net of issuance costs	8,310	8	19,919	—	—	19,927
Issuance of warrants in conjunction with debt facility, net of issuance costs	—	—	6,196	—	—	6,196
Stock-based compensation expense	—	—	9,905	—	—	9,905
Balance at December 31, 2013	66,275	$66	$684,413	$14	$(615,313)	$69,180

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities
Net loss	$(79,293)	$(94,465)	$(109,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,648	6,649	5,803
Amortization of debt discount and financing costs	595	—	—
Stock-based compensation	9,905	9,705	12,384
Other items	(418)	287	226
Changes in assets and liabilities
Accounts receivable	76	1,735	(4,216)
Inventory	(60)	4,761	(11,409)
Prepaid expenses and other assets	906	1,058	1,874
Accounts payable	(1,271)	(1,754)	(4,773)
Accrued expenses and other current liabilities	1,593	(2,054)	3,044
Deferred service revenue	386	(1,674)	2,631
Deferred contractual revenue	33,304	—	—
Deferred rent and other long-term liabilities	(1,204)	(1,070)	850
Net cash used in operating activities	(29,833)	(76,822)	(102,974)
Cash flows from investing activities
Purchase of property and equipment	(909)	(1,703)	(9,284)
Purchase of investments	(201,547)	(87,889)	(264,071)
Sales of investments	100	7,896	36,520
Maturities of investments	169,239	143,488	243,281
Net cash provided by (used in) investing activities	(33,117)	61,792	6,446
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,079	2,705	7,743
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	19,927	—	—
Proceeds from issuance of Facility Agreement, net of issuance costs	19,766	—	—
Net cash provided by financing activities	42,772	2,705	7,743
Net decrease in cash and cash equivalents	(20,178)	(12,325)	(88,785)
Cash and cash equivalents at beginning of period	46,540	58,865	147,650
Cash and cash equivalents at end of period	$26,362	$46,540	$58,865

Supplemental disclosure of cash flow information
Interest paid	$1,165	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to (from) property and equipment for internal use	(558)	1,164	2,756

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Consolidated Financial Statements

NOTE 1.  OVERIEW

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, the “Company”, “we”, “us”) has commercialized the PacBio RS II High Resolution Genetic Analyzer to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. Our estimates include, but are not limited to, the valuation of inventory, the valuation of revenue, the valuation of financing derivative and long-term notes, the valuation and recognition of share-based compensation, the valuation of warrants, the delivery period for collaboration agreements, the useful lives assigned to long-lived assets, and the computation provisions for income taxes. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts in the consolidated statements of operations and comprehensive loss have been reclassified to conform to current period presentation. We reclassified $0.9 million and $0.9 million of Grant revenue to Service and other revenue for the years ended 2012 and 2011, respectively. Such reclassification did not impact our net loss or financial position.

Fair Value of Financial Instruments

The carrying amount of our financial assets and liabilities, including accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities, approximate fair value due to their short maturities. The carrying value of our facility financing obligation approximates fair value based on the short duration to expected settlement, currently available borrowing rates and after consideration of non-performance risk and credit risk.

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

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments and other cash equivalents are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013				December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$12,963	$—	$—	$12,963	$11,847	$—	$—	$11,847
Commercial paper	—	13,399	—	13,399	—	34,693	—	34,693
Total cash and cash equivalents	12,963	13,399	—	26,362	11,847	34,693	—	46,540
Investments:
Commercial paper	—	61,264	—	61,264	—	28,866	—	28,866
Corporate debt securities	—	8,629	—	8,629	—	13,203	—	13,203
Asset backed securities	—	16,273	—	16,273	—	955	—	955
Certificates of deposits	—	—	—	—	—	2,008	—	2,008
U.S. government and agency securities	—	—	—	—	—	9,008	—	9,008
Total investments	—	86,166	—	86,166	—	54,040	—	54,040
Total assets measured at fair value	$12,963	$99,565	$—	$112,528	$11,847	$88,733	$—	$100,580
Liabilities
Financing derivative	$—	$—	$549	$549	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$549	$549	$—	$—	$—	$—

During the year ended December 31, 2013 and 2012, realized gains and losses on the sale of investments were immaterial and there were no impairments of our investments.

The fair value of the Financing Derivative liability (as defined in Note 6. Debt) resulting from the debt facility we entered into during the first quarter of 2013 was determined using Level 3 inputs, or significant unobservable inputs. Refer to Note 6. Debt for a detailed description and valuation approach. The gain on change in fair value of Financing Derivative was recorded in the “Other income, net” line of the consolidated statements of operations and comprehensive loss.

The following table provides the changes in the fair value of the Financial Derivative for the year ended December 31, 2013 (in thousands),

Financing Derivative	Amount
Balance as of December 31, 2012	$—
Value at issuance	967
Gain on change in fair value of Financing Derivative	(418)
Balance as of December 31, 2013	$549

For the year ended December 31, 2013, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to the prior year.

Financial assets and liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities. The carrying value of our facility financing obligation approximates fair value due to the time to maturity and prevailing market rates.

We determined the fair value of the Notes (as defined in Note 6. Debt ) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs.  The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.4% weighted average market yield. Refer to Note 6. Debt for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	December 31, 2013
	Fair Value	Carrying Value
Long-term notes payable	$14,551	$13,347

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

We have designated all investments as available-for-sale and therefore, such investments are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is included in other income, net.  Realized gains and losses, as well as interest income, on available-for-sale securities are also included in other income, net. The cost of securities sold is based on the specific identification method. We include all of our available-for-sale securities in current assets.

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2013, 2012 and 2011, we did not recognize any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

Concentration of Credit Risk

The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing. Our accounts receivable are derived from net revenue to customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We regularly review our accounts receivable including consideration of factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. We have not experienced any significant credit losses to date.

For each of the years presented, no single end customer accounted for more than 10% of our total revenue. As of December 31, 2013 and 2012, 39% and 95%, respectively, of our accounts receivable were from domestic customers. As of December 31, 2013, one customer represented 37% of our net accounts receivable. No other customer represented more than 10% of our net accounts receivable as of December 31, 2013. As of December 31, 2012, 78% of our net accounts receivable were from 3 individual customers, each representing at least 10% of our net accounts receivable.

Inventory

Inventory is valued at the lower of standard cost, which approximates actual cost, or market. Cost is determined using the FIFO (first-in, first-out) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services, in addition to revenue from collaboration agreements. Product revenue consists of sales of our instruments and related consumables; Service and other revenue primarily consist of revenue earned from product maintenance agreements and grant revenue. Contractual revenue relates to revenue recognized from the collaboration agreement under which we received an upfront fee and may receive contingent milestone payments. Our deliverables under the arrangement includes licenses to intellectual property rights and research and development services.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. For instances where final acceptance of the product or system is required, revenue is deferred until all acceptance criteria have been met. Revenue for product sales is generally recognized upon customer acceptance. Revenue for product maintenance agreements is recognized when earned, which is generally ratably over the service period. In order to assess whether the price is fixed or determinable, we evaluate whether refund rights exist. If refund rights exist or payment terms are based on future performance, we defer revenue recognition until the price becomes fixed or determinable. We assess collectability based on a number of factors, including customer creditworthiness. If we determine that collection of amounts due is not reasonably assured, revenue recognition is deferred until receipt of payment.

We regularly enter into contracts from which revenue is derived from multiple deliverables including a mix of products and or services. Revenue recognition for contracts with multiple deliverables is based on the individual units of accounting determined to exist in the contract. A delivered item is considered a separate unit of accounting when (i) the delivered item has value to the customer on a stand-alone basis; and (ii) if a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control. Items are considered to have stand-alone value when they are sold separately by any vendor or when the customer could resell the item on a stand-alone basis. Our revenue arrangements generally do not have a general right of return. When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group it with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined. Consideration is allocated at the inception of the contract to all deliverables based on their relative selling price. In order to determine the relative selling price of a deliverable, we apply, in order, vendor-specific objective evidence (“VSOE”); third-party evidence if VSOE is not available; and lastly our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.

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

For our collaboration agreement, the process for determining estimates of selling prices of the identifiable deliverables involves significant judgments and estimates to be made by management. Our process considers multiple factors such as estimated headcount, annual research and development budget, estimated length of the research and development period and estimated transfer price on cost, which may vary over time, depending upon the circumstances, and are specific to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

Deferred service revenue primarily represents product maintenance agreement revenue that is expected to be recognized over the related service period, generally one to three years.

We adopted the milestone method as our accounting policy election and recognize milestone revenues as they become earned. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, we evaluate contingent milestones at inception of the agreement, and recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. No milestone revenue was recognized for the year ended December 31, 2013.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services. Costs associated with instrument revenue incurred prior to commercialization are expensed as research and development costs.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes are below expected normal capacities, therefore manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. As excess manufacturing resources are engaged in next generation product research and development, production of product used internally for research and development and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. Prior to the fourth quarter of 2013, the capacity of our existing service infrastructure exceeded the number of installed customer instruments. Therefore, management estimated the capacity of the existing service infrastructure and recognized service related cost of revenue based on the installed base. As a result, total service infrastructure costs exceeded the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Research and Development

We expense research and development costs during the period in which the costs are incurred. However, we defer and capitalize non-refundable advance payments made for research and development activities until the related goods are received or the related services are rendered.

Leases

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive tenant improvement allowances, rent holidays and other incentives. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense recognized and amounts paid under the lease agreement is recorded as deferred rent in the balance sheets. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. Tenant improvements afforded to us by landlord incentives are recorded as leasehold improvement assets with corresponding deferred rent liabilities.

For build-to-suit lease arrangements, we evaluate the extent of our financial and operational involvement in the tenant improvements to determine whether we are considered the owner of the construction project under GAAP. When we are considered the owner of a project, we record the shell of the facility at its fair value at the date construction commences with a corresponding facility financing obligation. Improvements to the facility during the construction project are capitalized and, to the extent funded by lessor afforded incentives, with corresponding increases to the facility financing obligation. Payments we make under leases in which we are considered the owner of the facility are allocated to land rental expense, based on the relative values of the land and building at the commencement of construction, reductions of the facility financing obligation and interest expense recognized on the outstanding obligation. As the build-out was completed in 2010, the activity in 2013 consisted solely of lease payments. To the extent gross future payments do not equal the recorded liability, the liability is settled upon return of the facility to the lessor. Any difference between the book value of the assets and remaining facility obligation are recorded in other expense, net. For existing arrangements, the differences are expected to be immaterial.

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

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards is based on the grant date fair value estimated using the Black-Scholes option pricing model. We have limited historical information available to support the underlying estimates of certain assumptions required to value stock options. The expected term of options is estimated based on the simplified method. We do not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility.  Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option.  We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that estimated, we may be required to record adjustments to stock-based compensation expense in future periods.  We recognize compensation expense on a straight-line basis over the requisite service period. We elected to use the simplified method to calculate the beginning pool of excess tax benefits.

Other Comprehensive Income (loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on our investment securities.

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. This guidance is effective for our interim and annual periods beginning January 1, 2014. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 3. AGREEMENT WITH ROCHE

During September 2013 we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we: (i) will develop diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) granted to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) will manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received a non-refundable up-front payment of $35.0 million and may receive up to an additional $40.0 million based upon the achievement of development milestones. The Roche Agreement has an initial term of thirteen years and provisions allowing Roche 5-year renewals.

The Roche Agreement contains multiple elements, and the deliverables under the Roche Agreement consist of intellectual property licenses, research and development services, and participation on the joint steering committee (as defined in the Roche Agreement) with Roche. These deliverables are non-contingent in nature. We evaluated whether there is standalone value for each of the non-contingent deliverables and allocated the upfront payment of $35.0 million to each unit of accounting based on our best estimates of selling prices pursuant to ASC Topic 605-25, Revenue Recognition — Multiple Element Arrangements. We consider the intellectual property licenses and research and development services to be a combined unit of accounting. The intellectual property licenses do not have standalone value since the diagnostic products to which the license relates are in a very early stage of development. In addition, we believe that the joint steering committee obligation has standalone value and thus, is a separate unit of accounting.

The amount allocated to intellectual property licenses and research and development services will be recognized as revenue based on the proportional performance method over the expected development period, and the amount allocated to the deliverable of our participation on the joint steering committee will be recognized as revenue based on the proportional performance method over the term of the Roche Agreement, which represents the estimated obligation period of the joint steering committee. Revenue will be recognized on a straight-line basis over the delivery period to the extent that the pattern of performance is not expected to significantly differ from recognition using a proportional performance model. Out of $35.0 million upfront cash payment received, $1.7 million has been recognized as revenue for the year ended December 31, 2013 and the remaining $33.3 million was deferred and will be recognized as revenue over the estimated obligation periods.

Our process for determining estimates of selling prices involves significant judgment by management. Our process considers multiple factors such as estimated headcount, annual research and development budget, estimated length of the research and development period and estimated transfer price on cost, which may vary over time, depending upon the circumstances, and relate to each deliverable. If the estimated obligation period of one or more deliverables should change, the future amortization of the revenue would also change.

In addition to the non-contingent deliverables above, the Roche Agreement includes contingent deliverables relating to the receipt of additional payments totaling $40.0 million upon the achievement of certain development milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, we evaluate contingent milestones at inception of the agreement, and recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone payments of $40.0 million will be recognized as revenue in their entirety upon our achievement of each substantive milestone.  No milestone revenue was recognized for the year ended December 31, 2013.

NOTE 4.  CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash, cash equivalents and investments as of December 31, 2013 and December 31, 2012 (in thousands):

	As of December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$12,963	$—	$—	$12,963
Commercial paper	13,398	1	—	13,399
Total cash and cash equivalents	26,361	1	—	26,362
Investments:
Commercial paper	61,252	13	(1)	61,264
Corporate debt securities	8,620	12	(3)	8,629
Asset backed securities	16,281	2	(10)	16,273
Total investments	86,153	27	(14)	86,166
Total cash, cash equivalents and investments	$112,514	$28	$(14)	$112,528

	As of December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$11,847	$—	$—	$11,847
Commercial paper	34,690	3	—	34,693
Total cash and cash equivalents	46,537	3	—	46,540
Investments:
Commercial paper	28,859	7	—	28,866
Corporate debt securities	13,190	13	—	13,203
Asset backed securities	954	1	—	955
Certificates of deposit	2,005	3	—	2,008
U.S. government and agency securities	9,005	3	—	9,008
Total investments	54,013	27	—	54,040
Total cash, cash equivalents and investments	$100,550	$30	$—	$100,580

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2013:

(in thousands)	Fair Value
Due in one year or less	$76,293
Due after one year through five years	23,272
Total	$99,565

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  BALANCE SHEET COMPONENTS

Accounts Receivable:

As of December 31, 2013 and 2012, our accounts receivable, net, consisted of the following components:

	December 31,
(in thousands)	2013	2012
Trade receivables	$2,743	$2,008
Related party receivables	3	814
Accounts receivables	$2,746	$2,822

Related party receivables primarily relate to instrument and other products and services purchased by Stanford University, where three members of our Board of Directors also serve as either a  director or an officer. We believe that the terms of the transactions with Stanford University are no more or less favorable to us than the terms that would have been obtained absent those relationships.

Inventory:

As of December 31, 2013 and 2012, our inventory, net, consisted of the following components:

	December 31,
(in thousands)	2013	2012
Purchased materials, net	$3,019	$3,823
Work in process, net	4,012	3,494
Finished goods, net	3,019	2,275
Inventory, net	$10,050	$9,592

Property and Equipment:

As of December 31, 2013 and 2012, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2013	2012
Building	$1,160	$1,160
Laboratory equipment and machinery	16,934	16,856
Leasehold improvements	8,111	8,035
Computer equipment	3,885	3,681
Software	4,457	4,457
Furniture and fixtures	926	854
Construction in progress	12	47
	35,485	35,090
Less: Accumulated depreciation	(26,249)	(20,761)
Property and equipment, net	$9,236	$14,329

Depreciation expense during 2013, 2012 and 2011 was $5.6 million, $6.6 million and $5.8 million, respectively.

Accrued liabilities and other current liabilities:

As of December 31, 2013 and 2012, our accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2013	2012
Salaries and benefits	$5,149	$4,660
Accrued license and development services	1,328	138
Short-term portion of deferred rent	1,031	941
Customer deposits	861	685
Professional services	328	1,043
Accrued interests	452	—
Other	648	737
Accrued expenses and other current liabilities	$9,797	$8,204

NOTE 6. DEBT

On February 5, 2013, we entered into a Facility Agreement (the “Facility Agreement”), pursuant to which we received $20.5 million in funding and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

The Facility Agreement has a maximum term of seven years from inception; however, it provides for the early repayment of principal in the event we have net sales of less than $41.0 million for the twelve-month period from the beginning of the second calendar quarter of 2014 through the first calendar quarter of 2015 (the “Milestone”). If the Milestone is not achieved, at the Notes holders’ option, one-third of the original principal balance of the debt will become due, on each of the third, fourth and fifth anniversaries of the date of the Facility Agreement. Subsequent to the date of the Facility Agreement, at the election of the holders of Notes representing a majority of the aggregate principal amount of the outstanding Notes, the Notes holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as payment of the Notes. This right is subject to certain exceptions set forth in the Facility Agreement, including that the right will not apply until we have issued 15.0 million shares of our common stock following the date of the Facility Agreement. The Notes holders have the option to require us to repay the Notes if we complete a Major Transaction, including a change of control or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility Agreement may become immediately due and payable upon an Event of Default, in which case the Notes holders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement does not provide for a prepayment of the Notes at our option.

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of us and our subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted a security interest in substantially all of our property and interests in property.

Financing Derivative

A number of features embedded in the Notes to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (i) a qualified financing, (ii) an Event of Default, (iii) a Major Transaction, and (iv) the exercise of the warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in the other income (expense), net. The fair value of the Financing Derivative as of February 5, 2013 and December 31, 2013, was $1.0 million and $0.5 million, respectively.

The value of the Financing Derivative as of February 5, 2013 and December 31, 2013 was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.8%    and 20.4% weighted average market yield, respectively.

Warrants

In connection with the execution of the Facility Agreement we issued immediately exercisable warrants to purchase 5,500,000 shares of common stock at an exercise price per share initially equal to $2.63 (the “Warrants”).

The Warrants are classified within additional paid-in capital and reported at their grant date fair value of $6.4 million.  We estimated the fair value of the Warrants using the Black-Scholes option pricing model using the following assumptions:

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

As of December 31, 2013, debt payments, which include interest and principal, are as follows (in thousands):

2014	$1,794
2015	1,794
2016	1,799
2017	1,794
Thereafter	23,591
Total remaining payments	30,772
Less: interest and discounts	(17,425)
13,347
Less: current portion of long-term debt	—
Long-term debt, net of current portion	$13,347

NOTE 7. FACILITY FINANCING

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

As of December 31, 2013, the future minimum payments due under the facility financing obligation were as follows:

(in thousands)	Financing obligation
2014	$648
2015	668
Total payments	1,316
Less: interest and discounts	(854)
Total net payments under facility financing obligation	462
Property reverting to landlord	2,151
Present value of obligation	2,613
Less: current portion of obligation	(210)
Long-term portion of obligation	2,403

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

As of December 31, 2013 we have noncancelable operating lease agreements for research and development, office, manufacturing and training facilities in Menlo Park, California that expire at various dates, with the latest expiration in December 2015. Our leases generally have an option to renew at rates approximating the prevailing fair market rental rate at the end of the lease term.

As of December 31, 2013, the future annual minimum lease payments under all noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
2014	$4,057
2015	4,141
Total minimum lease payments	$8,198

Rent expense for 2013, 2012 and 2011, was $2.3 million, $2.4 million and $2.8 million, respectively. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

Other commitments include an estimated amount of approximately $6.3 million of all open cancellable purchase orders and contractual obligations that occur in the ordinary course of business, including commitments with suppliers, for which we have not received the goods or services.

Contingencies

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

During October 2013 the Superior Court of the State of California, County of San Mateo granted final approval of a settlement of four class action lawsuits that had been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig. In addition, we have entered into an agreement to settle the claims of the single individual who opted out of the state court settlement and to dismiss with prejudice the remaining claims asserted in the lawsuit filed in December 2011 in United States District Court for the Northern District of California, captioned Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599. On March 12, 2014, the parties to the Primo action filed a stipulation voluntarily dismissing the case with prejudice. All amounts payable to the plaintiffs and plaintiffs’ counsel had been previously accrued; therefore, no additional amounts were expensed for the year ended December 31, 2013.

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2013.

NOTE 9. INCOME TAXES

A reconciliation between the statutory federal income tax and our effective tax rates as a percentage of loss before income taxes are as follows:

	Years ended December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	2.1	3.9	5.0
Stock-based compensation	(1.7)	(1.7)	(2.0)
Federal R&D credit	3.2	0.0	2.8
CA R&D credit	1.1	1.1	2.3
Other	(0.3)	(2.1)	0.0
Change in valuation allowance	(39.4)	(36.2)	(43.1)
Effective income tax rate	0.0%	0.0%	0.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2013	2012
Net operating loss carryforwards	$214,312	$187,395
Research and development credits	22,263	18,883
Depreciation	3,067	2,736
Accruals and reserves	7,390	5,678
Total deferred tax assets	247,032	214,692
Less: Valuation allowance	(246,186)	(214,262)
Deferred tax liabilities:
Deferred rent	(846)	(430)
Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2013 and 2012, respectively.

For the year ended December 31, 2013, our valuation allowance increased $31.9 million primarily because of an increase in deferred tax assets related to net operating losses, state tax credits, and changes in accruals and reserves. For the year ended December 31, 2012, our valuation allowance increased $33.5 million primarily because of an increase in deferred tax assets related to net operating losses, state research and development tax credits, and changes in accruals and reserves. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $547.2 million and $479.3 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward begins expiring in 2014.

We also had federal and California state research and development credit carryforwards of approximately $18.9 million and $19.9 million, respectively, as of December 31, 2013. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. Our federal and state net operating losses from windfall deductions were excluded from our deferred tax asset balance as of

December 31, 2013. The benefit of the federal and state net operating loss deferred tax assets of $3.4 million and $0.6 million, respectively, will be recorded to additional paid-in capital when they reduce cash tax payable.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we experience an additional ownership change for tax purposes, utilization of our United States net operating loss and tax credit carryforwards could be limited.

As of December 31, 2013, our total unrecognized tax benefit was $11.6 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit accounts is as follows (in thousands):

Balance as of December 31, 2010	$6,357
Increase in balance related to tax positions taken in prior year	832
Increase in balance related to tax positions taken during current year	2,098
Balance as of December 31, 2011	9,287
Increase in balance related to tax positions taken during current year	705
Balance as of December 31, 2012	9,992
Increase in balance related to tax positions taken during current year	1,642
Balance as of December 31, 2013	$11,634

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2010 to present and December 31, 2009 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2013 and 2012, there were no shares of preferred stock issued or outstanding.

Common Stock

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

During 2012, we established an at-the-market offering, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $30.0 million. During 2013, we established a second at-the-market offering to raise an additional $30.0 million. We will pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the offering. We are not obligated to make any sales of shares of our common stock under either offering. In the year ended December 31, 2013, we issued 8.3 million shares of our common stock at an average price of $2.51 per share through our “at-the-market” offering.

From January 1, 2014 through March 10, 2014, we issued 3.0 million shares of our common stock at an average price of $7.1 per share through our “at-the-market” offering.

Warrants

In connection with the execution of the Facility Agreement, we issued immediately exercisable warrants to purchase 5,500,000 shares of common stock at an exercise price per share initially equal to $2.63. The number of shares of common stock into which the warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of common stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement or similar transaction. As of December 31, 2013, we had outstanding exercisable warrants to purchase an aggregate of 5,500,000 shares of common stock at $2.63 per share.

Equity Plans

As of December 31, 2013, we had three active equity plans, the 2010 Equity Incentive Plan, or “2010 Plan”, the 2010 Outside Director Equity Incentive Plan, or “2010 Director Plan”, and the 2010 Employee Stock Purchase Plan or “ESPP”, all of which we adopted upon the effectiveness of our initial public offering during October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan, through August 2005, and the 2005 Stock Plan, through October 2010. Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

We issue new shares of common stock upon exercise of stock options.

2010 Equity Incentive Plan

Stock options granted under the 2010 Plan may be either ISOs or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. As of December 31, 2013 we had reserved 9.2 million shares of common stock for issuance under the 2010 Plan. In January 2014, an additional 3.3 million shares were reserved under the 2010 Plan.

2010 Outside Director Equity Incentive Plan

Stock options granted under the 2010 Director Plan provide for the grant of NSOs. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted generally vest over one year on a monthly basis or three years at a rate of one-third upon the first anniversary of the vesting commencement date and 1/36th per month thereafter. As of December 31, 2013 we had reserved 1.6 million shares of common stock for issuance under the 2010 Director Plan. In January 2014, an additional 0.7 million shares were reserved under the 2010 Director Plan.

2010 Employee Stock Purchase Plan

We adopted the ESPP in October 2010. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1. As of December 31, 2013, no shares of our common stock remain available for issuance under the Plan. The Employee Stock Purchase Plan provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to two percent of the common shares then outstanding. In January 2014, an additional 1.3 million shares were reserved under the ESPP.

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2013 (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares available	Number		Weighted average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2012	2,872	12,016	$0.20 – 16.00	$5.37
Additional shares reserved	3,370
Options granted	(3,307)	3,307	$2.11 – 4.92	$2.93
Options exercised	—	(276)	$0.20 – 3.86	$1.87
Options canceled	977	(977)	$1.16 – 16.00	$6.08
Balances, December 31, 2013	3,912	14,070	$0.20 – 16.00	$4.81

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise price	outstanding	life (Years)	exercise price	vested	exercise price
$0.00 – 1.60	1,238,985	7.67	$1.10	432,284	$0.95
$1.60 – 3.20	4,277,106	7.84	$2.38	1,728,856	$2.40
$3.20 – 4.80	4,779,384	8.40	$4.02	1,489,280	$3.96
$4.80 – 6.40	385,600	5.88	$5.68	353,920	$5.68
$6.40 – 8.00	531,126	4.57	$6.96	531,126	$6.96
$8.00 – 9.60	1,186,976	5.98	$8.50	1,118,602	$8.50
$9.60 – 11.20	371,502	6.61	$10.80	346,898	$10.80
$11.20 – 12.80	766,652	6.95	$12.09	478,926	$12.17
$12.80 – 14.40	391,350	7.00	$13.87	253,339	$13.82
$14.40 – 16.00	141,750	6.87	$15.99	131,618	$15.99
	14,070,431		$4.81	6,864,849	$5.95

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $23.1 million and $8.6 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $5.23, our closing stock price on the last trading day of our fourth quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount changes based on the fair market value of our common stock.  The weighted average remaining contractual life for exercisable options is 6.43 years.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.7 million and $11.0 million, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$523	$506	$490
Research and development	4,052	4,562	5,882
Sales, general and administrative	5,330	4,637	6,012
Total stock-based compensation expense	$9,905	$9,705	$12,384

The tax benefit of stock-based compensation expense was immaterial for the fiscal years ended December 31, 2013, 2012 and 2011.

Stock options

We estimated the fair value of employee stock option using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the years ended December 31, 2013, 2012 and 2011, weighted average fair value at grant date for stock option was $1.80,  $1.84 and $3.33, respectively. We recorded stock-based compensation expense for stock options of $7.0 million,  $6.9 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected term (years)	6.1 years	6.1 years	6.1 years
Expected volatility	66.8%	63.4%	62.3%
Risk-free interest rate	1.3%	1.0%	1.5%
Dividend yield	—	—	—

As of December 31, 2013, $14.3 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.7 years. Future option grants will increase the amount of compensation expense to be recorded in those future periods. Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.6 million and $4.3 million, respectively.

ESPP

We estimated the fair value of ESPP using the Black-Scholes option pricing model. For the years ended December 31, 2013, 2012 and 2011, weighted average fair value at grant date for ESPP was $1.76,  $1.38 and $3.54, respectively. We recorded stock-based compensation expense for ESPP of $2.8 million, $2.8 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the fair value of ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.0%	90.0%	60-85%
Risk-free interest rate	0.1%-0.4%	0.1%-0.3%	0.1%-0.4%
Dividend yield	—	—	—

For the years ended December 31, 2013, 2012 and 2011, 1,519,366 shares,  832,878 shares and 620,424 shares of common stock were purchased under the Plan, respectively. Cash received from ESPP for the years ended December 31, 2013, 2012 and 2011 was $2.6 million, $2.1 million, and $3.4 million, respectively.

NOTE 11. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(79,293)	$(94,465)	$(109,388)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	62,784	55,733	53,874
Basic and diluted net loss per share	$(1.26)	$(1.69)	$(2.03)

The following options outstanding and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive in the periods presented:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Options outstanding	14,070	12,016	10,522
Warrants to purchase common stock	5,500	10	10

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION

We are organized as, and operate in, one reportable segment: the development, manufacturing and marketing of an integrated platform for genetic analysis. Our chief operating decision-maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of evaluating financial performance and allocating resources, accompanied by information about revenue by geographic regions. Our assets are primarily located in the United States of America and not allocated to any specific region and we do not measure the performance of geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue. Revenue by geographic region is based on the ship to address on the customer order.

A summary of our revenue by geographic location for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
(in millions)	2013	2012	2011
United States	$13.6	$11.4	$27.6
Europe	9.2	6.6	5.1
Asia	5.4	8.0	1.2
Total	$28.2	$26.0	$33.9

NOTE 13.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2013 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$5,578	$6,048	$7,421	$9,134
Total gross profit	930	1,059	1,241	3,189
Total operating expenses	21,537	21,056	21,176	20,193
Loss from operations	(20,607)	(19,997)	(19,935)	(17,004)
Net loss	(21,104)	(20,471)	(20,487)	(17,231)
Basic and diluted net loss per share	$(0.37)	$(0.33)	$(0.31)	$(0.26)

	Fiscal 2012 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenue	$10,038	$7,291	$2,776	$5,878
Total gross profit (loss)	(152)	275	190	627
Total operating expenses	27,358	22,830	22,769	22,321
Loss from operations	(27,510)	(22,555)	(22,579)	(21,694)
Net loss	(27,580)	(22,487)	(22,729)	(21,669)
Basic and diluted net loss per share	$(0.50)	$(0.40)	$(0.41)	$(0.39)

ITEM 9A.CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the 1992 framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”). Pacific Biosciences of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pacific Biosciences of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013  of Pacific Biosciences of California, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California March 14, 2014

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholder Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

(b)Exhibits: See Item 15(a)(3), above.

(c)Financial Statement Schedules: See Item 15(a)(2), above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

By:	/S/ SUSAN K. BARNES
Susan K. Barnes Executive Vice President and Chief Financial Officer

Date: March 14, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	March 14, 2014

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President and Chief Financial Officer	March 14, 2014

/s/ Brian B. Dow Brian B. Dow	Vice President and Principal Accounting Officer	March 14, 2014

/s/ David Botstein David Botstein	Director	March 14, 2014

/s/ Brook Byers Brook Byers	Director	March 14, 2014

/s/ William W. Ericson William W. Ericson	Director	March 14, 2014

/s/ Randall S. Livingston Randall S. Livingston	Director	March 14, 2014

/s/ John F. Milligan John F. Milligan	Director	March 14, 2014

/s/ Marshall L. Mohr Marshall L. Mohr	Director	March 14, 2014

/s/ Lucy Shapiro Lucy Shapiro	Director	March 14, 2014

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011

3.2	Amended and Restated Bylaws	10-K	3.2	March 23, 2011

4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010

4.2	Fifth Amended and Restated Investor Rights Agreement, dated June 16, 2010	S-1	4.2	August 16, 2010

4.3	Form of Warrant to purchase shares of common stock of the Registrant	8-K	4.1	February 5, 2013

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010

10.2+	2004 Equity Incentive Plan and forms of agreement thereunder	S-1	10.2	August 16, 2010

10.3+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010

10.4+	2010 Equity Incentive Plan and forms of option agreements thereunder	S-1	10.4	August 16, 2010

10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010

10.6+	2010 Outside Director Equity Incentive Plan and forms of agreement thereunder	S-1	10.6	August 16, 2010

10.7†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010

10.8†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010

10.9†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010

10.10	Amended and Restated Lease Agreement by and between the Registrant and Menlo Business Park, LLC, dated as of December 17, 2007	S-1	10.11	August 16, 2010

10.11	Lease Agreement by and between the Registrant and Menlo Business Park LLC, dated August 14, 2009	S-1	10.12	August 16, 2010

10.12	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010

10.13	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011

10.14	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010

10.15	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011

10.16	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010

10.17	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated February 8, 2010	S-1	10.16	August 16, 2010

10.18	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011

10.19	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011

10.20	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.21	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.22+	Letter Relating to Employment Terms by and between the registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010

10.23+	Change in Control Severance Agreement by and between the registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010

10.24+	Letter Relating to Employment Terms by and between the registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010

10.25+	Change in Control Severance Agreement by and between the registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010

10.26+	Employment Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012

10.27+	Change in Control Severance Agreement by and between the registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012

10.28	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012

10.29	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated November 8, 2013, by and between the registrant and Cantor Fitzgerald & Co.	8-K	10.1	November 12, 2013

10.30+	Letter Agreement between the registrant and Michael Hunkapiller, dated December 14, 2012	8-K	10.1	December 14, 2012

10.31+	Letter Agreement between the registrant and Susan K. Barnes, dated December 14, 2012	8-K	10.2	December 14, 2012

10.32	Facility Agreement, dated February 5, 2013 by and among the Registrant and the entities listed on the signature pages thereof.	8-K	10.1	February 5, 2013

10.33	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.3	February 5, 2013

10.34†	Development, Commercialization and License Agreement by and between the Registrant and F. Hoffman-La Roche Ltd. Dated September 24, 2013.	10-Q	10.1	November 12, 2013

12.1	Computation of Ratio of Earnings to Fixed Charges

16.1	Letter from PricewaterhouseCoopers LLP, dated June 16, 2011, regarding the change in independent registered public accounting firm.	8-K	16.1	June 21, 2011

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan

†Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Registration Statement and have been filed separately with the Securities and Exchange Commission.

^XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.