Form 10-Q
period 2014-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2014-05-08
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of May 1, 2014:  70,495,251

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$41,261	$26,362
Investments	77,475	86,166
Accounts receivable	3,383	2,746
Inventory, net	8,301	10,050
Prepaid expenses and other current assets	1,642	1,135
Total current assets	132,062	126,459
Property and equipment, net	8,492	9,236
Other long-term assets	486	490
Total assets	$141,040	$136,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,926	$1,717
Accrued expenses and other current liabilities	7,678	9,797
Deferred service revenue, current	3,904	4,046
Deferred contractual revenue, current	6,785	6,785
Facility financing obligation, current	220	210
Total current liabilities	22,513	22,555
Deferred service revenue, non-current	918	518
Deferred contractual revenue, non-current	24,823	26,519
Facility financing obligation, non-current	2,345	2,403
Deferred rent and other long-term liabilities	842	1,114
Notes payable	13,525	13,347
Financing derivative	549	549
Total liabilities	65,515	67,005

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 70,472 shares at March 31, 2014 and 66,275 shares at December 31, 2013, respectively	70	66
Additional paid-in capital	709,636	684,413
Accumulated other comprehensive income	18	14
Accumulated deficit	(634,199)	(615,313)
Total stockholders’ equity	75,525	69,180
Total liabilities and stockholders’ equity	$141,040	$136,185

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands, except per share amounts)	2014	2013
Revenue:
Product revenue	$7,865	$3,833
Service and other revenue	2,081	1,745
Contractual revenue	1,696	—
Total revenue	11,642	5,578
Cost of Revenue:
Cost of product revenue	7,169	3,200
Cost of service and other revenue	1,797	1,448
Total cost of revenue	8,966	4,648
Gross profit	2,676	930
Operating Expense:
Research and development	11,771	11,983
Sales, general and administrative	9,150	9,554
Total operating expense	20,921	21,537
Operating loss	(18,245)	(20,607)
Interest expense	(686)	(426)
Other income (expense), net	45	(71)
Net loss	(18,886)	(21,104)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	4	(19)
Comprehensive loss	$(18,882)	$(21,123)
Net loss per share:
Basic and diluted net loss per share	$(0.28)	$(0.37)
Shares used in computing basic and diluted net loss per share	67,861	57,372

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(18,886)	$(21,104)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,221	1,493
Amortization of debt discount and financing costs	182	89
Stock-based compensation	2,270	2,746
Other	—	32
Changes in assets and liabilities
Accounts receivable	(637)	813
Inventory	1,749	(607)
Prepaid expenses and other assets	(487)	431
Accounts payable	2,209	22
Accrued expenses and other current liabilities	(2,119)	(779)
Deferred service revenue	258	(423)
Deferred contractual revenue	(1,696)	—
Deferred rent and other long-term liabilities	(320)	(288)
Net cash used in operating activities	(16,256)	(17,575)
Cash flows from investing activities
Purchase of property and equipment	(477)	(297)
Purchase of investments	(36,515)	(42,466)
Maturities of investments	45,190	37,180
Net cash provided by (used in) investing activities	8,198	(5,583)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,311	1,235
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	20,646	8,655
Proceeds from issuance of Facility Agreement, net of issuance costs	—	19,766
Net cash provided by financing activities	22,957	29,656
Net increase in cash and cash equivalents	14,899	6,498
Cash and cash equivalents at beginning of period	26,362	46,540
Cash and cash equivalents at end of period	$41,261	$53,038

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Pacific Biosciences of California, Inc., (“Pacific Biosciences”, the “Company”, “we”, “us”) has commercialized the PacBio RS II Sequencing System to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2013 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year’s presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying Notes to the Financial Statements. Our estimates include, but are not limited to, the valuation of inventory, financing derivative, long-term notes, and equity grants and related stock-based compensation, as well as the assumptions and estimates used to allocate proceeds received in revenue, debt and equity transactions which may affect revenue recognition and interest expense. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts in the condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to current period presentation. We reclassified $0.3 million of Grant revenue to Service and other revenue for the three-month period ended March 31, 2013. Such reclassification did not impact our net loss or financial position.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

(in thousands)	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$19,885	$—	$—	$19,885	$12,963	$—	$—	$12,963
Commercial paper	—	21,376	—	21,376	—	13,399	—	13,399
Total cash and cash equivalents	19,885	21,376	—	41,261	12,963	13,399	—	26,362
Investments:
Commercial paper	—	48,578	—	48,578	—	61,264	—	61,264
Corporate debt securities	—	8,599	—	8,599	—	8,629	—	8,629
Asset backed securities	—	20,298	—	20,298	—	16,273	—	16,273
Total investments	—	77,475	—	77,475	—	86,166	—	86,166
Total assets measured at fair value	$19,885	$98,851	$—	$118,736	$12,963	$99,565	$—	$112,528
Liabilities
Financing derivative	$—	$—	$549	$549	$—	$—	$549	$549
Total liabilities measured at fair value	$—	$—	$549	$549	$—	$—	$549	$549

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the three-month periods ended March 31,  2014 and 2013, realized gains and losses on the sale of investments were immaterial and there were no material impairments of our investments.

The fair value of the Financing Derivative liability (as defined in Note 6.  Debt) resulting from the debt facility we entered into during the first quarter of 2013 was determined using Level 3 inputs, or significant unobservable inputs.  Please refer to Note 6. Debt for a detailed description on the valuation approach. Changes to the fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Finance Derivative was $0.5 million at December 31, 2013 and there was no change to the fair value of the Financial Derivative at March 31, 2014.

During the three-month period ended March 31, 2014 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to established practice.

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

We determined the fair value of the Notes (as defined in Note 6. Debt) from the debt facility using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.4% weighted average market yield. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$14,551	$13,525	$14,551	$13,347

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2014	2013
Net loss per share
Numerator:
Net loss	$(18,886)	$(21,104)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	67,861	57,372
Basic and diluted net loss per share	$(0.28)	$(0.37)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
(in thousands)	2014	2013
Options outstanding	15,714	13,741
Warrants to purchase common stock	5,500	5,504

NOTE 3. CONTRACTUAL REVENUE

During September 2013 we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize to revenue, the up-front payment using the proportional performance method over the periods in which the delivery of elements of the agreement occurs. We recognize revenue using a straight line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. Out of $35.0 million upfront cash payment received, $1.7 million has been recognized as revenue for the three-month period ended March 31, 2014 and $31.6 million remains deferred as of March 31, 2014 and will be recognized as revenue over the estimated obligation periods.

In addition to the non-contingent deliverables above, the Roche Agreement includes contingent deliverables relating to the receipt of additional payments totaling $40.0 million upon the achievement of certain development milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone payments of $40.0 million will be recognized as revenue in their entirety upon our achievement of each substantive milestone.  No milestone revenue was recognized as of March 31, 2014.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our investments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$19,885	$—	$—	$19,885
Commercial paper	21,375	1	—	21,376
Total cash and cash equivalents	41,260	1	—	41,261
Investments:
Commercial paper	48,575	4	(1)	48,578
Corporate debt securities	8,589	13	(3)	8,599
Asset backed securities	20,294	9	(5)	20,298
Total investments	77,458	26	(9)	77,475
Total cash, cash equivalents and investments	$118,718	$27	$(9)	$118,736

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$12,963	$—	$—	$12,963
Commercial paper	13,398	1	—	13,399
Total cash and cash equivalents	26,361	1	—	26,362
Investments:
Commercial paper	61,252	13	(1)	61,264
Corporate debt securities	8,620	12	(3)	8,629
Asset backed securities	16,281	2	(10)	16,273
Total investments	86,153	27	(14)	86,166
Total cash, cash equivalents and investments	$112,514	$28	$(14)	$112,528

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2014:

(in thousands)	Fair Value
Due in one year or less	$71,947
Due after one year through 5 years	26,904
Total investments in debt securities	$98,851

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory, net

As of March 31, 2014 and December 31, 2013,  our inventory, net, consisted of the following components:

	March 31,	December 31,
(in thousands)	2014	2013
Purchased materials, net	$2,644	$3,019
Work in process, net	4,003	4,012
Finished goods, net	1,654	3,019
Inventory, net	$8,301	$10,050

NOTE 6. DEBT

Pursuant to a Facility Agreement (the “Facility Agreement”) we entered into with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) in February 2013, we issued to Deerfield promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013. The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property and interests in property.

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

Warrants

In connection with the execution of the Facility Agreement, in February 2013 we issued to Deerfield warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63. We recorded the $6.4 million fair value of the warrants in “Additional paid-in capital” line of the condensed consolidated balance sheets in 2013. As of March 31, 2014, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of common stock.

Financing Derivative

A number of features embedded in the Notes to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net. The value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 20.4% weighted average market yield. The fair value of the Financing Derivative as of both March 31, 2014 and December 31, 2013 was $0.5 million.

NOTE 7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

For the three-month period ended March 31, 2014,  we issued 3.0 million shares of our common stock at an average price of $7.12 per share through our “at-the-market” offering, resulting in net proceeds of $20.6 million. Under our current “at-the-market” offering program, $17.9 million of common stock remain available for future sales; however, we are not obligated to make any sales under this program.

Equity Plans

As of March 31, 2014, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.

The following table summarizes stock option activity for all stock option plans for the three-month period ended March 31, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2013	3,912	14,070	$0.20 – 16.00	$4.81
Additional shares reserved	3,977
Options granted	(1,898)	1,898	5.98 – 7.05	6.61
Options exercised	—	(164)	0.70 – 6.96	2.96
Options canceled	90	(90)	1.16 – 12.74	6.70
Balances, March 31, 2014	6,081	15,714	$0.20 – 16.00	$5.04

As of March 31, 2014, 276,903 shares of our common stock remain available for issuance under our ESPP. Shares issued under the ESPP totaled 1,048,604 and 733,111 shares during the three-month periods ended March 31, 2014 and 2013, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2014	2013
Cost of revenue	$141	$136
Research and development	886	1,217
Sales, general and administrative	1,243	1,393
Total stock-based compensation expense	$2,270	$2,746

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
Stock Option	2014	2013
Expected term in years	6.1	6.1
Expected volatility	70%	65%
Risk-free interest rate	1.9%	1.1%
Dividend yield	—	—

We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
ESPP	2014	2013
Expected term in years	0.5-2.0	0.5-2.0
Expected volatility	70%	70%
Risk-free interest rate	0.1%-0.3%	0.1%-0.3%
Dividend yield	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Basis of Presentation

Revenue

During the three-month period ended March 31, 2014 and 2013, product revenue was derived from the sale of PacBio RS II instruments, instrument upgrades, and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue relates to the quarterly amortization of $1.7 million from the non-refundable up-front payment of $35.0 million we received in September 2013 pursuant to the Roche Agreement.

As of March 31, 2014, our backlog was comprised of 13 instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third-party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services. There are no incremental costs associated with our contractual revenue, all product development costs are reflected in research and development expense.

Manufacturing overhead, comprised mainly of labor costs, is determined and capitalized into inventory based on management’s estimate of normal manufacturing capacity. Normal capacity is the production level expected to be achieved over a number of periods under normal circumstances with available resources. Our current manufacturing volumes remain below expected normal capacities, therefore manufacturing overhead incurred during the period exceeds the amounts absorbed into inventory and included in cost of revenue. As excess manufacturing resources are engaged in next generation product research and development, production of product used internally for research and development and other research and development support activities, manufacturing costs in excess of amounts reflected in inventory and cost of revenue are expensed as a component of research and development expense during the period in which the expenses are incurred.

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

Research and Development Expense

Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our future products and current product enhancements, and have historically included costs of developing the PacBio RS II, PacBio RS, SMRT Cells, and reagent kits and the scientific research necessary to produce commercially viable applications of our technology. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead.

Sales, General and Administrative Expense

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Interest Expense

Interest expense is primarily related to our debt facility and includes the amortization of debt discount and other related costs. To a lesser extent, amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010. We expect interest expense to increase during future periods as the recorded value accretes to the amount due at maturity.

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

Income Taxes

Since inception, we have incurred net losses and have not recorded any U.S. federal or state income tax benefits for such losses as they have been fully offset by valuation allowances.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Financial Statements, which have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations

	Three-Month Periods Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2014	2013
	(unaudited)
Revenue:
Product revenue	$7,865	$3,833	$4,032	105%
Service and other revenue	2,081	1,745	336	19%
Contractual revenue	1,696	—	1,696	—
Total revenue	11,642	5,578	6,064	109%
Cost of Revenue:
Cost of product revenue	7,169	3,200	3,969	124%
Cost of service and other revenue	1,797	1,448	349	24%
Total cost of revenue	8,966	4,648	4,318	93%
Gross profit	2,676	930	1,746	188%
Operating Expense:
Research and development	11,771	11,983	(212)	(2%)
Sales, general and administrative	9,150	9,554	(404)	(4%)
Total operating expense	20,921	21,537	(616)	(3%)
Operating loss	(18,245)	(20,607)	2,362	11%
Interest expense	(686)	(426)	(260)	(61%)
Other income (expense), net	45	(71)	116	163%
Net loss	$(18,886)	$(21,104)	$2,218	11%

Revenue

Our total revenue for the three-month period ended March 31, 2014 was $11.6 million compared to $5.6 million for the same period during 2013. Product revenue in the three-month period ended March 31, 2014 consisted of $5.3 million from sales of PacBio RS II instruments and instrument upgrades and $2.5 million from sales of consumables compared to $1.9 million from sales of PacBio RS instruments and instrument upgrades and $1.9 million from sales of consumables for the same period during 2013. Instrument revenue during the three-month period ended March 31, 2014 reflects revenue from nine PacBio RS II instruments as compared to three PacBio RS instruments for the same period during 2013. Service and other revenue of $2.1 million and $1.7 million for the three-month periods ended March 31, 2014 and 2013, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. We expect 2014 revenue to exceed that recognized during 2013; however, revenue may fluctuate quarter to quarter.

Gross Profit

Gross profit for the three-month period ended March 31, 2014 increased to $2.7 million compared to $0.9 million for the same period during 2013.  The $1.8 million increase in gross profit from 2013 to 2014 primarily reflects the gross profit realized in 2014 due to increases in contractual revenue. Gross margin for the three-month period ended March 31, 2014 was 23.0% compared to 16.7% for the same period during 2013. Gross margin increased primarily due to the increase in contractual revenue partially offset by changes in product mix. Cost of product revenue of $7.2 million for the three-month period ended March 31, 2014 reflects the costs relating to the sale of nine instruments, instrument upgrades installed, and consumables shipped during the period while cost of product revenue of $3.2 million for the same period during 2013 reflects the costs relating to the sale of three instruments, instrument upgrades installed, and consumables shipped during the period. Cost of service and other revenue of $1.8 million and $1.4 million for the three-month periods ended March 31, 2014 and 2013,  respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments. Gross margin for the remainder of this year is expected to remain near current levels, subject to fluctuation on a quarterly basis due to the mix of instruments and consumables delivered each quarter and the geographies into which the products are sold.

Research and Development Expense

During the three-month period ended March 31, 2014, research and development expense decreased $0.2 million, or 2%, compared to the same period during 2013. Research and development expense included stock-based compensation expense of $0.9 million and $1.2 million during the three-month periods ended March 31, 2014 and 2013, respectively. We anticipate quarterly research and development expenses to remain consistent with the current quarter for the remainder of 2014.

Sales, General and Administrative Expense

For the three-month period ended March 31, 2014, selling, general and administrative expense decreased $0.4 million, or 4%, compared to the same period during 2013. Sales, general and administrative expense included stock-based compensation expense of $1.2 million and $1.4 million during the three-month periods ended March 31, 2014 and 2013, respectively. We anticipate quarterly sales, general and administrative expenses to remain consistent with the current quarter for the remainder of 2014.

Interest Expense

Interest expense is primarily related to the debt facility entered into during the three-month period ended March 31, 2013 and includes the amortization of debt discount and other related costs. To a lesser extent, amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010. We expect interest expense to increase during future periods as a result of the debt issued during the three-month period ended March 31, 2013 as the recorded value accretes to the amount due at maturity.

Interest expense for the three-month period ended March 31, 2014 increased to $0.7 million compared to $0.4 million for the same period during 2013.  The $0.3 million increase in interest expense from 2013 to 2014 is primarily as a result of the debt facility entered into during the three-month period ended March 31, 2013 and the interest expense for the three-month period ended March 31, 2013 included approximately two months of interest compared with three months of interest expense included for the three-month period ended March 31, 2014.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in fair value of the Financing Derivative and foreign income taxes.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock, in addition to the debt financing. Cash and investments at March 31, 2014 totaled $118.7 million, compared to $112.5 million at December 31, 2013. During the three-month period ended March 31, 2014, we received $20.6 million, net, through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from the ‘at-the-market” offering, cash and investments decreased by $14.4 million compared to December 31, 2013, primarily reflecting $16.3 million of cash used in operating activities and $0.5 million of fixed asset purchases, partially offset by $2.3 million of proceeds received from equity sales through our employee equity plans.

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

Operating Activities

Our primary uses of cash in operating activities are for the manufacturing and sale of PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods  ended March 31, 2014 and 2013 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

We used $16.3 million of cash from operating activities for the three-month period ended March 31, 2014, compared to cash usage of $17.6 million for the corresponding period in 2013. The cash used in operating activities for the three-month period ended March 31, 2014 was due primarily to a net loss of $18.9 million and a $1.0 million change in working capital, partially offset by stock-based compensation of $2.3 million and depreciation and amortization of $1.4 million. The cash used in operating activities for the three-month period ended March 31, 2013 was due primarily to a net loss of $21.1 million, partially offset by stock-based compensation of $2.7 million and depreciation of $1.5 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, maturities and sales.  We received $8.2 million of cash from investing activities for the three-month period ended March 31, 2014 compared to cash usage of $5.6 million for the corresponding period in 2013. The receipt of cash of $8.2 million from investing activities for the three-month period ended March 31, 2014 was due primarily to net maturities of investments of $8.7 million, partially offset by purchases of property and equipment of $0.5 million. The usage of cash for the three-month period ended March 31, 2013 were due primarily to net purchases of investments of $5.3 million,  and purchases of property and equipment of $0.3 million.

Financing Activities

We received $23.0 million and $29.7 million of cash from financing activities for the three-month periods ended March 31, 2014 and 2013, respectively. The receipt of cash of $23.0 million from financing activities for the three-month period ended March 31, 2014 was due primarily to the net proceeds of $20.6 million from our common stock “at-the-market” offering and $2.3 million from the issuance of common stock through equity plans. Under our current “at-the-market” offering program, $17.9 million of common stock remain available for future sales; however, we are not obligated to make any sales under this program. The receipt of cash of $29.7 million from financing activities for the three-month period ended March 31, 2013 was due primarily to the net proceeds of $19.8 million from the debt facility, $8.7 million from our common stock “at-the-market” offering and $1.2 million from the issuance of common stock through equity plans.

Off-Balance Sheet Arrangements

As of March 31, 2014 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  To the extent that such indemnification obligations apply to the lawsuits described in "Part II, Item 1. Legal Proceedings”, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded at March 31, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On October 25, 2013, the Superior Court of the State of California, County of San Mateo, granted final approval of a settlement of three class action lawsuits that had been consolidated as In re Pacific Biosciences of California Inc. S’holder Litig. In addition, on February 28, 2014, we entered into an agreement to settle the claims of the single individual who opted out of the state court settlement and to dismiss with prejudice the remaining claims asserted in the lawsuit filed in December 2011 in United States District Court for the Northern District of California, captioned Primo v. Pacific Biosciences of California, Inc., et al., Case No. 4:11-CV-06599. Pursuant to this agreement, on March 12, 2014, the parties to the Primo action filed a stipulation voluntarily dismissing the case with prejudice. The Primo action was accordingly terminated on March 17, 2014.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

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

We have entered into a debt agreement pursuant to which we received $20.5 million in funding. Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with indebtedness, could:

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

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

 Not applicable.

Item 5.Other Information

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 8, 2014	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: May 8, 2014	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

^XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under those sections.