Form 10-Q
period 2014-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2014-08-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of August 3, 2014:  70,629,589

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$28,200	$26,362
Investments	76,834	86,166
Accounts receivable	4,255	2,746
Inventory, net	9,440	10,050
Prepaid expenses and other current assets	1,169	1,135
Total current assets	119,898	126,459
Property and equipment, net	7,861	9,236
Other long-term assets	482	490
Total assets	$128,241	$136,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,379	$1,717
Accrued expenses	9,225	8,766
Deferred service revenue, current	5,274	4,046
Deferred contractual revenue, current	6,785	6,785
Other liabilities, current	1,304	1,241
Total current liabilities	27,967	22,555
Deferred service revenue, non-current	872	518
Deferred contractual revenue, non-current	23,127	26,519
Other liabilities, non-current	2,847	3,517
Notes payable	13,714	13,347
Financing derivative	699	549
Total liabilities	69,226	67,005

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 70,628 shares at June 30, 2014 and 66,275 shares at December 31, 2013, respectively	71	66
Additional paid-in capital	712,237	684,413
Accumulated other comprehensive income	42	14
Accumulated deficit	(653,335)	(615,313)
Total stockholders’ equity	59,015	69,180
Total liabilities and stockholders’ equity	$128,241	$136,185

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
Product revenue	$7,749	$4,601	$15,614	$8,434
Service and other revenue	1,980	1,447	4,061	3,192
Contractual revenue	1,696	—	3,392	—
Total revenue	11,425	6,048	23,067	11,626
Cost of Revenue:
Cost of product revenue	6,271	3,322	13,440	6,522
Cost of service and other revenue	2,028	1,667	3,825	3,115
Total cost of revenue	8,299	4,989	17,265	9,637
Gross profit	3,126	1,059	5,802	1,989
Operating Expense:
Research and development	12,435	11,682	24,206	23,665
Sales, general and administrative	8,993	9,374	18,143	18,928
Total operating expense	21,428	21,056	42,349	42,593
Operating loss	(18,302)	(19,997)	(36,547)	(40,604)
Interest expense	(701)	(673)	(1,387)	(1,098)
Other income (expense), net	(133)	199	(88)	127
Net loss	(19,136)	(20,471)	(38,022)	(41,575)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	24	(13)	28	(32)
Comprehensive loss	$(19,112)	$(20,484)	$(37,994)	$(41,607)
Net loss per share:
Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.55)	$(0.70)
Shares used in computing basic and diluted net loss per share	70,515	61,922	69,195	59,660

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(38,022)	$(41,575)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,311	2,897
Amortization of debt discount and financing costs	375	248
Stock-based compensation	4,492	5,190
Other	156	(73)
Changes in assets and liabilities
Accounts receivable	(1,509)	(1,282)
Inventory	610	(293)
Prepaid expenses and other assets	7	1,229
Accounts payable	3,662	(384)
Accrued expenses	459	699
Deferred service revenue	1,582	(97)
Deferred contractual revenue	(3,392)	—
Other liabilities	(607)	(541)
Net cash used in operating activities	(29,876)	(33,982)
Cash flows from investing activities
Purchase of property and equipment	(942)	(577)
Purchase of investments	(66,876)	(111,524)
Maturities of investments	76,195	99,373
Net cash provided by (used in) investing activities	8,377	(12,728)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,691	1,283
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	20,646	19,954
Proceeds from issuance of Facility Agreement, net of issuance costs	—	19,766
Net cash provided by financing activities	23,337	41,003
Net increase (decrease) in cash and cash equivalents	1,838	(5,707)
Cash and cash equivalents at beginning of period	26,362	46,540
Cash and cash equivalents at end of period	$28,200	$40,833

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Pacific Biosciences of California, Inc.  (referred to in this report as “Pacific Biosciences”, the “Company”, “we”, “us” or “our”) has commercialized the PacBio RS II Sequencing System to help scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable scientists to increase their understanding of biological systems through targeted sequencing and insight into genetic variations.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. and its wholly-owned subsidiaries have been prepared on a consistent basis with the December 31, 2013 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year’s presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the first six-month period of fiscal 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying Notes to the Financial Statements. Our estimates include, but are not limited to, the valuations of inventory, financing derivative, long-term notes, and equity grants and related stock-based compensation, as well as the assumptions and estimates used to allocate proceeds received in revenue, debt and equity transactions which may affect revenue recognition and interest expense. We base our estimates on historical experience and various other assumptions that we believe are reasonable. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$11,703	$—	$—	$11,703	$12,963	$—	$—	$12,963
Commercial paper	—	16,497	—	16,497	—	13,399	—	13,399
Total cash and cash equivalents	11,703	16,497	—	28,200	12,963	13,399	—	26,362
Investments:
Commercial paper	—	49,622	—	49,622	—	61,264	—	61,264
Corporate debt securities	—	6,959	—	6,959	—	8,629	—	8,629
Asset backed securities	—	20,253	—	20,253	—	16,273	—	16,273
Total investments	—	76,834	—	76,834	—	86,166	—	86,166
Total assets measured at fair value	$11,703	$93,331	$—	$105,034	$12,963	$99,565	$—	$112,528
Liabilities
Financing derivative	$—	$—	$699	$699	$—	$—	$549	$549
Total liabilities measured at fair value	$—	$—	$699	$699	$—	$—	$549	$549

All of our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the six-month periods ended June 30, 2014 and 2013, realized gains and losses on the sale of investments were immaterial and there were no material impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6.  Debt) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. The following table provides the changes in the estimated fair value of the Financial Derivative during the six-month period ended June 30, 2014 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2013	$549
Loss on change in estimated fair value	150
Balance as of June 30, 2014	$699

During the six-month period ended June 30, 2014 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to established practice.

Financial assets and liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities, current approximate fair value due to their short maturities. The carrying value of our other liabilities, non-current approximates fair value due to the time to maturity and prevailing market rates.

We determined the estimated fair value of the Notes (as defined in Note 6. Debt) from the debt facility using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.8% and 20.4% weighted average market yield at June 30, 2014 and December 31, 2013, respectively. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$15,129	$13,714	$14,551	$13,347

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Net loss per share
Numerator:
Net loss	$(19,136)	$(20,471)	$(38,022)	$(41,575)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	70,515	61,922	69,195	59,660
Basic and diluted net loss per share	$(0.27)	$(0.33)	$(0.55)	$(0.70)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of June 30,
(in thousands)	2014	2013
Options outstanding	15,659	13,696
Warrants to purchase common stock	5,500	5,504

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements of FASB Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Adoption will be permitted using either a retrospective or modified retrospective approach, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the impact of adopting this ASU on our financial statements and related disclosures.

NOTE 3. CONTRACTUAL REVENUE

In September 2013 we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment using the proportional performance method over the periods in which the delivery of elements of the agreement occurs. We recognize revenue using a straight line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. Out of the $35.0 million upfront cash payment received, $1.7 million and $3.4 million have been recognized as revenue for the three-and six-month periods ended June 30, 2014, respectively, and $29.9 million remain deferred as of June 30, 2014 and will be recognized as revenue over the estimated obligation periods.

In addition to the non-contingent deliverables above, the Roche Agreement includes contingent deliverables relating to the receipt of additional payments totaling $40.0 million upon the achievement of certain development milestones. Based on ASC Topic 605-28, Revenue Recognition — Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is considered substantive in its entirety. Milestones are considered substantive if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. The milestone payments, which total $40.0 million, will be recognized as revenue in their entirety upon our achievement of each substantive milestone. No milestone revenue was recognized as of June 30, 2014.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our investments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$11,703	$—	$—	$11,703
Commercial paper	16,496	1	—	16,497
Total cash and cash equivalents	28,199	1	—	28,200
Investments:
Commercial paper	49,617	5	—	49,622
Corporate debt securities	6,936	23	—	6,959
Asset backed securities	20,240	14	(1)	20,253
Total investments	76,793	42	(1)	76,834
Total cash, cash equivalents and investments	$104,992	$43	$(1)	$105,034

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$12,963	$—	$—	$12,963
Commercial paper	13,398	1	—	13,399
Total cash and cash equivalents	26,361	1	—	26,362
Investments:
Commercial paper	61,252	13	(1)	61,264
Corporate debt securities	8,620	12	(3)	8,629
Asset backed securities	16,281	2	(10)	16,273
Total investments	86,153	27	(14)	86,166
Total cash, cash equivalents and investments	$112,514	$28	$(14)	$112,528

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2014:

(in thousands)	Fair Value
Due in one year or less	$80,536
Due after one year through 5 years	12,795
Total investments in debt securities	$93,331

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory, net

As of June 30, 2014 and December 31, 2013,  our inventory, net, consisted of the following components:

	June 30,	December 31,
(in thousands)	2014	2013
Purchased materials, net	$2,567	$3,019
Work in process, net	4,252	4,012
Finished goods, net	2,621	3,019
Inventory, net	$9,440	$10,050

NOTE 6. DEBT

Pursuant to a Facility Agreement (the “Facility Agreement”) we entered into with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) in February 2013, we issued to Deerfield promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on the ability of the Company and its subsidiaries to incur additional indebtedness or liens on its assets, except as permitted under the Facility Agreement. In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property.

Notes

The Notes and Warrants were initially recorded at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. Additionally, facility fees and other issuance costs were allocated based on the relative fair value of the debt facility and the Warrants.  As a result, the carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. The discount is being accreted to the $20.5 million face value of the Notes over the expected maturity period of seven years using the effective interest method, with an effective interest rate of 20.6%. As of June 30, 2014, $6.8 million remains to be amortized through February 2020, the maturity of the Notes.

Financing Derivative

A number of features embedded in the Notes issued pursuant to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net. The estimated fair value of the Financing Derivative was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.8%  and 20.4% weighted average market yield at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of the Financing Derivative as of June 30, 2014 and December 31,  2013 was $0.7 million and $0.5 million, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

For the six-month period ended June 30, 2014,  we issued 3.0 million shares of our common stock at an average price of $7.12 per share through our “at-the-market” offering, resulting in net proceeds of $20.6 million. Under our current “at-the-market” offering program, $17.9 million of common stock remain available for future sales; however, we are not obligated to make any sales under this program.

Warrants

As of June 30, 2014, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of common stock.

Equity Plans

As of June 30, 2014, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the 2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.

The following table summarizes stock option activity for all stock option plans for the six-month period ended June 30, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2013	3,912	14,070	$0.20 – 16.00	$4.81
Additional shares reserved	3,977
Options granted	(2,129)	2,129	4.21 – 7.05	6.39
Options exercised	—	(320)	0.20 – 6.96	2.70
Options canceled	220	(220)	1.16 – 15.98	4.88
Balances, June 30, 2014	5,980	15,659	$0.70 – 16.00	$5.07

As of June 30, 2014, 276,903 shares of our common stock remain available for issuance under our ESPP. Shares issued under the ESPP totaled 1,048,604 and 733,111 shares during the six-month periods ended June 30, 2014 and 2013, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$121	$100	$262	$236
Research and development	822	1,024	1,708	2,241
Sales, general and administrative	1,279	1,320	2,522	2,713
Total stock-based compensation expense	$2,222	$2,444	$4,492	$5,190

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The estimated fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Stock Option	2014	2013	2014	2013
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	65%	70%	65%
Risk-free interest rate	1.9%	1.1%	1.9%	1.1%
Dividend yield	—	—	—	—

We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
ESPP	2014	2013	2014	2013
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.1%-0.3%	0.1%-0.3%	0.1%-0.3%	0.1%-0.3%
Dividend yield	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Basis of Presentation

Revenue

During the three- and six-month periods ended June 30, 2014 and 2013, product revenue was primarily derived from the sale of PacBio RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue relates to the quarterly amortization of $1.7 million from the non-refundable up-front payment of $35.0 million we received in September 2013 pursuant to the Roche Agreement.

As of June 30, 2014, our backlog was comprised of 10 instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue.

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

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. Prior to the fourth quarter of 2013, the capacity of our existing service infrastructure exceeded the number of installed customer instruments. Therefore, management estimated the capacity of the existing service infrastructure and recognized service related cost of revenue based on the installed base. As a result, prior to the fourth quarter of 2013, total service infrastructure costs exceeded the costs associated with the support of customer instruments and such excess costs are included as a component of sales, general and administrative expense.

Research and Development Expense

Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our future products and current product enhancements, and have historically included costs of developing the PacBio RS II, SMRT Cells, and reagent kits and the scientific research necessary to produce commercially viable applications of our technology. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead.

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

Results of Operations

Comparison of the Three-month Periods Ended June 30, 2014 and 2013

	Three-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2014	2013
	(unaudited)
Revenue:
Product revenue	$7,749	$4,601	$3,148	68%
Service and other revenue	1,980	1,447	533	37%
Contractual revenue	1,696	—	1,696	—
Total revenue	11,425	6,048	5,377	89%
Cost of Revenue:
Cost of product revenue	6,271	3,322	2,949	89%
Cost of service and other revenue	2,028	1,667	361	22%
Total cost of revenue	8,299	4,989	3,310	66%
Gross profit	3,126	1,059	2,067	195%
Operating Expense:
Research and development	12,435	11,682	753	6%
Sales, general and administrative	8,993	9,374	(381)	(4%)
Total operating expense	21,428	21,056	372	2%
Operating loss	(18,302)	(19,997)	1,695	8%
Interest expense	(701)	(673)	(28)	(4%)
Other income (expense), net	(133)	199	(332)	(167%)
Net loss	$(19,136)	$(20,471)	$1,335	7%

Revenue

Our total revenue for the three-month period ended June 30,  2014 was $11.4 million compared to $6.0 million for the same period during 2013. Product revenue in the three-month period ended June 30,  2014 consisted of $4.7 million primarily from sales of PacBio RS II instruments and $3.0 million from sales of consumables compared to $2.7 million from sales of instruments and $1.9 million from sales of consumables for the same period during 2013. Instrument revenue during the three-month period ended June 30,  2014 reflects revenue from eight PacBio RS II instruments as compared to three instruments for the same period during 2013. Service and other revenue of $2.0 million and $1.4 million for the three-month periods ended June 30,  2014 and 2013, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. We expect 2014 revenue to exceed that recognized during 2013 and expect to recognize additional revenue in 2014 associated with a  milestone pursuant to the Roche Agreement; however, revenue may fluctuate quarter to quarter and there can be no assurance that we will achieve a milestone pursuant to the Roche Agreement.

Gross Profit

Gross profit for the three-month period ended June 30,  2014 increased to $3.1 million compared to $1.1 million for the same period during 2013.  The $2.0 million increase in gross profit from 2013 to 2014 primarily reflects the gross profit realized in 2014 due to increases in contractual revenue. Gross margin for the three-month period ended June 30,  2014 was 27.4% compared to 17.5% for the same period during 2013. Gross margin increased primarily due to the increase in contractual revenue partially offset by changes in product mix. Cost of product revenue of $6.3 million for the three-month period ended June 30,  2014 reflects the costs primarily relating to the sale of eight instruments and consumables shipped during the period while cost of product revenue of $3.3 million for the same period during 2013 reflects the costs primarily relating to the sale of three instruments and consumables shipped during the period. Cost of service and other revenue of $2.0 million and $1.7 million for the three-month periods ended June 30,  2014 and 2013,  respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments. Gross margin for the remainder of this year is expected to remain near current levels, subject to fluctuation on a quarterly basis due to the mix of instruments,  consumables and contractual revenue delivered each quarter and the geographies into which the products are sold.

Research and Development Expense

During the three-month period ended June 30,  2014, research and development expense increased $0.8 million, or 6%, compared to the same period during 2013.  Research and development expense included stock-based compensation expense of $0.8 million and $1.0 million during the three-month periods ended June 30,  2014 and 2013, respectively. We anticipate quarterly research and development expenses to remain consistent with the current quarter for the remainder of 2014.

Sales, General and Administrative Expense

For the three-month period ended June 30,  2014, selling, general and administrative expense decreased $0.4 million, or 4%, compared to the same period during 2013.  Sales, general and administrative expense included stock-based compensation expense of $1.3 million and $1.3 million during the three-month periods ended June 30,  2014 and 2013, respectively. We anticipate quarterly sales, general and administrative expenses to remain consistent with the current quarter for the remainder of 2014.

Interest Expense

Interest expense for the three-month period ended June 30,  2014 remained flat compared to the same period during 2013. Interest expense related primarily to the debt facility entered into during the three-month period ended March 31, 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the Financing Derivative and foreign income taxes.

Comparison of the Six-month Periods Ended June 30, 2014 and 2013

	Six-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2014	2013
	(unaudited)
Revenue:
Product revenue	$15,614	$8,434	$7,180	85%
Service and other revenue	4,061	3,192	869	27%
Contractual revenue	3,392	—	3,392	—
Total revenue	23,067	11,626	11,441	98%
Cost of Revenue:
Cost of product revenue	13,440	6,522	6,918	106%
Cost of service and other revenue	3,825	3,115	710	23%
Total cost of revenue	17,265	9,637	7,628	79%
Gross profit	5,802	1,989	3,813	192%
Operating Expense:
Research and development	24,206	23,665	541	2%
Sales, general and administrative	18,143	18,928	(785)	(4%)
Total operating expense	42,349	42,593	(244)	(1%)
Operating loss	(36,547)	(40,604)	4,057	10%
Interest expense	(1,387)	(1,098)	(289)	(26%)
Other income (expense), net	(88)	127	(215)	(169%)
Net loss	$(38,022)	$(41,575)	$3,553	9%

Revenue

Our total revenue for the six-month period ended June 30,  2014 was $23.1 million compared to $11.6 million for the same period during 2013. Product revenue in the six-month period ended June 30,  2014 primarily consisted of $10.0 million from sales of PacBio RS II instruments and $5.6 million from sales of consumables compared to $4.6 million from sales of instruments and $3.8 million from sales of consumables for the same period during 2013. Instrument revenue during the six-month period ended June 30,  2014 reflects revenue from 17 PacBio RS II instruments as compared to six instruments for the same period during 2013. Service and other revenue of $4.1 million and $3.2 million for the six-month periods ended June 30,  2014 and 2013, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the six-month period ended June 30,  2014 increased to $5.8 million compared to $2.0 million for the same period during 2013.  The $3.8 million increase in gross profit from 2013 to 2014 primarily reflects the gross profit realized in 2014 due to increases in contractual revenue. Gross margin for the six-month period ended June 30, 2014 was 25.2% compared to 17.1% for the same period during 2013. Gross margin increased primarily due to the increase in contractual revenue partially offset by changes in product mix. Cost of product revenue of $13.4 million for the six-month period ended June 30, 2014 reflects the costs primarily relating to the sale of 17 instruments and consumables shipped during the period while cost of product revenue of $6.5 million for the same period during 2013 reflects the costs primarily relating to the sale of six instruments and consumables shipped during the period. Cost of service and other revenue of $3.8 million and  $3.1 million for the six-month periods ended June 30,  2014 and 2013,  respectively, reflect the costs of personnel, materials and support infrastructure necessary to support the installed base of our instruments.

Research and Development Expense

During the six-month period ended June 30,  2014, research and development expense increased $0.5 million, or 2%, compared to the same period during 2013.  Research and development expense included stock-based compensation expense of $1.7 million and $2.2 million during the six-month periods ended June 30,  2014 and 2013, respectively.

Sales, General and Administrative Expense

For the six-month period ended June 30,  2014, selling, general and administrative expense decreased $0.7 million, or 4%, compared to the same period during 2013.  Sales, general and administrative expense included stock-based compensation expense of $2.5 million and $2.7 million during the six-month periods ended June 30,  2014 and 2013, respectively.

Interest Expense

Interest expense for the six-month period ended June 30, 2014 remained relatively flat compared to the same period during 2013. Interest expense related primarily to the debt facility entered into during the three-month period ended March 31, 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the Financing Derivative and foreign income taxes.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock, in addition to our debt facility. Cash and investments at June 30,  2014 totaled $105.0 million, compared to $112.5 million at December 31, 2013. During the six-month period ended June 30, 2014, we received $20.6 million, net, through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from the “at-the-market” offering, cash and investments decreased by $28.1 million compared to December 31, 2013, primarily reflecting $29.9 million of cash used in operating activities and $0.9 million of fixed asset purchases, partially offset by $2.7 million of proceeds received from equity sales through our employee equity plans.

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

Operating Activities

Our primary uses of cash in operating activities are for the manufacturing and sale of PacBio RS II instruments and consumables, development of ongoing product enhancements and future product releases, and support functions related to our selling, general and administrative activities. The net cash used for the six-month periods  ended June 30, 2014 and 2013 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in operating assets and liabilities.

We used $29.9 million of cash from operating activities for the six-month period ended June 30, 2014, compared to cash usage of $34.0 million for the corresponding period in 2013. The cash used in operating activities for the six-month period ended June 30, 2014 was due primarily to a net loss of $38.0 million, partially offset by a $0.8 million change in working capital,  stock-based compensation of $4.5 million and depreciation and amortization of $2.7 million.  The cash used in operating activities for the six-month period ended June 30, 2013 was due primarily to a net loss of $41.6 million, partially offset by a stock-based compensation of $5.2 million and depreciation and amortization of $3.1 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities.  We received $8.4 million of cash from investing activities for the six-month period ended June 30, 2014 compared to cash usage of $12.7 million for the corresponding period in 2013. The receipt of cash of $8.4 million from investing activities for the six-month period ended June 30, 2014 was due primarily to net maturities of investments of $9.3 million, partially offset by purchases of property and equipment of

$0.9 million. The usage of cash for the six-month period ended June 30, 2013 was due primarily to net purchases of investments of $12.1 million,  and purchases of property and equipment of $0.6 million.

Financing Activities

We received $23.3 million and $41.0 million of cash from financing activities for the six-month periods ended June 30, 2014 and 2013, respectively. The receipt of cash of $23.3 million from financing activities for the six-month period ended June 30, 2014 was due primarily to net proceeds of $20.6 million from our common stock “at-the-market” offering and $2.7 million from the issuance of common stock through our equity compensation plans. Under our current “at-the-market” offering program, $17.9 million of common stock remains available for future sales; however, we are not obligated to make any sales under this program. For the six-month period ended June 30, 2013, we received $19.8 million from the debt facility, net proceeds of $20.0 million from our common stock “at-the-market” offering, and $1.2 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2014 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded at June 30, 2014.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and our investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of high credit quality securities. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have any material negative impact on the value of our investment portfolio.

 FForeign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and currency balances. Our primary exposure is with the Euro. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure; however, we do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our historical consolidated financial statements.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

We may, from time to time, be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We expect to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

We have entered into an agreement with Roche,  pursuant to which we will develop and manufacture diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology. There can be no assurance that we will be able to develop and manufacture products as provided by the terms of the Roche Agreement or that Roche will be able to commercialize and sell the developed diagnostic products.  We may also be unable to meet the development milestones required for additional payments from Roche. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of diagnostic products and result in time consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the developed diagnostic products. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products, the successful commercialization of our diagnostic products for clinical use would be materially and adversely affected. If we are not able to realize the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers’ local currencies could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if in order to continue doing business with us they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and could increase the cost of operating our business.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacture of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to conduct diligence, and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may face reputational harm if we determine that certain of our instruments contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid such materials. Reputational harm could adversely affect our business, financial condition or results of operations.

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

•our and our licensors’ patent applications or patents have been, are and may in the future be, subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid or the scope of those patents being substantially reduced;

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property have previously been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

A portion of our products or technologies developed and/or distributed by us incorporate “open source” software, and we may incorporate open source software into other products or technologies in the future. Some open source software licenses require that we disclose the source code for any modifications to such open source software that we make and distribute to one or more third parties, and that we license the source code for such modifications to third parties, including our competitors, at no cost. We monitor the use of open source software in our products to avoid uses in a manner that would require us to disclose or grant licenses under our source code that we wish to maintain as proprietary, however there can be no assurance that such efforts have been or will be successful. In some circumstances, distribution of our software that includes or is linked with open source software could require that we disclose and license some or all of our proprietary source code in that software, which could include permitting the use of such software and source code at no cost to the user. Open source license terms are often ambiguous, and there is little legal precedent governing the interpretation of these licenses. Successful claims made by the licensors of open source software that we have violated the terms of these licenses could result in unanticipated obligations including being subject to significant damages, being enjoined from distributing products that incorporate open source software, and being required to make available our proprietary source code pursuant to an open source license, which could substantially help our competitors develop products that are similar to or better than ours and otherwise adversely affect our business.

Risks Related to Owning Our Common Stock

The price of our common stock has been, and may continue to be, highly volatile, and you may be unable to sell your shares at or above the price you paid to acquire them.

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

Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the recent past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

We filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, warrants or debt securities. We subsequently established “at-the-market” offerings pursuant to which we may offer and sell shares of our common stock. We are not obligated to make or continue to make any sales of shares of our common stock under the “at-the-market” offerings.  The sale of securities under the registration statement, including pursuant to the “at-the-market” offerings, has resulted and will result in dilution of our stockholders and could cause our share price to fall.

In addition, the holders of a significant number of shares of our common stock are entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investor rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our common stock. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. Such holders have waived their registration rights with respect to the sale of shares of our common stock pursuant to the sales agreement relating to the “at-the-market” offerings through May 2015.  We have also filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2004 Equity Incentive Plan, 2005 Stock Plan, 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan. Each of our 2010 Equity Incentive Plan, ESPP and 2010 Outside Director Equity Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Additionally, warrants to purchase 5,500,000 shares of our common stock issued in connection with our debt agreement could result in additional dilution to our stockholders.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

 Not applicable.

Item 5.Other Information

Use of Our Website and Twitter Account to Distribute Information

Our website address is www.pacificbiosciences.com, which we use as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “About Us - Investors” on our website home page. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible by clicking on the tab labeled “Blog” on our website home page, as well as our Twitter account (@pacbio).  Information on or that can be accessed through our website or our Twitter account is not part of this Quarterly Report on Form 10-Q, and the inclusion of our website address is an inactive textual reference only.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 5, 2014	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: August 5, 2014	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*The certifications attached as Exhibit2 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

**Pursuant to applicable securities laws and regulations, XBRL (Extensible Business Reporting Language) information is deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.