Form 10-Q
period 2014-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2014-11-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2014: 71,356,003

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$35,411	$26,362
Investments	63,901	86,166
Accounts receivable	2,370	2,746
Inventory, net	11,398	10,050
Prepaid expenses and other current assets	1,057	1,135
Total current assets	114,137	126,459
Property and equipment, net	7,034	9,236
Other long-term assets	471	490
Total assets	$121,642	$136,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,845	$1,717
Accrued expenses	8,726	7,905
Deferred service revenue, current	5,307	4,046
Deferred contractual revenue, current	6,785	6,785
Other liabilities, current	2,477	2,102
Total current liabilities	29,140	22,555
Deferred service revenue, non-current	918	518
Deferred contractual revenue, non-current	21,431	26,519
Other liabilities, non-current	2,505	3,517
Notes payable	13,914	13,347
Financing derivative	699	549
Total liabilities	68,607	67,005

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 70,976 shares at September 30, 2014 and 66,275 shares at December 31, 2013, respectively	71	66
Additional paid-in capital	715,439	684,413
Accumulated other comprehensive income	23	14
Accumulated deficit	(662,498)	(615,313)
Total stockholders’ equity	53,035	69,180
Total liabilities and stockholders’ equity	$121,642	$136,185

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenue:
Product revenue	$6,762	$5,814	$22,376	$14,248
Service and other revenue	2,165	1,607	6,226	4,800
Contractual revenue	11,696	—	15,088	—
Total revenue	20,623	7,421	43,690	19,048
Cost of Revenue:
Cost of product revenue	5,608	4,616	19,048	11,138
Cost of service and other revenue	1,853	1,564	5,678	4,680
Total cost of revenue	7,461	6,180	24,726	15,818
Gross profit	13,162	1,241	18,964	3,230
Operating Expense:
Research and development	11,693	10,419	35,899	34,084
Sales, general and administrative	9,882	10,757	28,025	29,685
Total operating expense	21,575	21,176	63,924	63,769
Operating loss	(8,413)	(19,935)	(44,960)	(60,539)
Interest expense	(716)	(686)	(2,103)	(1,785)
Other income (expense), net	(34)	134	(122)	262
Net loss	(9,163)	(20,487)	(47,185)	(62,062)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(19)	13	9	(19)
Comprehensive loss	$(9,182)	$(20,474)	$(47,176)	$(62,081)
Net loss per share:
Basic and diluted net loss per share	$(0.13)	$(0.31)	$(0.68)	$(1.01)
Shares used in computing basic and diluted net loss per share	70,740	65,523	69,716	61,636

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(47,185)	$(62,062)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,311	4,238
Amortization of debt discount and financing costs	579	418
Stock-based compensation	6,944	7,361
Other	242	(73)
Changes in assets and liabilities
Accounts receivable	376	(992)
Inventory	(1,348)	171
Prepaid expenses and other assets	85	791
Accounts payable	4,128	425
Accrued expenses	821	544
Deferred service revenue	1,661	56
Deferred contractual revenue	(5,088)	35,000
Other liabilities	(637)	(1,136)
Net cash used in operating activities	(36,111)	(15,259)
Cash flows from investing activities
Purchase of property and equipment	(1,132)	(807)
Purchase of investments	(97,468)	(141,549)
Maturities of investments	119,673	133,391
Net cash provided by (used in) investing activities	21,073	(8,965)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,319	2,731
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	20,768	19,954
Proceeds from issuance of Facility Agreement, net of issuance costs	—	19,766
Net cash provided by financing activities	24,087	42,451
Net increase in cash and cash equivalents	9,049	18,227
Cash and cash equivalents at beginning of period	26,362	46,540
Cash and cash equivalents at end of period	$35,411	$64,767

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Pacific Biosciences of California, Inc. (referred to in this report as “Pacific Biosciences”, the “Company”, “we”, “us” or “our”) has commercialized high resolution genetic sequencing products that provide access to genetic information that was previously inaccessible. The PacBio RS II DNA Sequencing System helps scientists solve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT) technology, our products enable: targeted sequencing to more comprehensively characterize genetic variations; de novo genome assembly to more fully identify, annotate, and decipher genomic structures; and DNA base modification identification to help characterize epigenetic regulation and DNA damage. By providing access to information that was previously inaccessible, we allow scientists to increase their understanding of biological systems.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. have been prepared on a consistent basis with the December 31, 2013 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire 2014 fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the valuation of our financing derivative and the valuation of our long-term notes, the assumptions used to determine stock-based compensation, and estimates used to allocate proceeds received in revenue. We base our estimates on historical experience and various other assumptions that we believe are reasonable. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$16,513	$—	$—	$16,513	$12,963	$—	$—	$12,963
Commercial paper	—	18,898	—	18,898	—	13,399	—	13,399
Total cash and cash equivalents	16,513	18,898	—	35,411	12,963	13,399	—	26,362
Investments:
Commercial paper	—	37,812	—	37,812	—	61,264	—	61,264
Corporate debt securities	—	8,215	—	8,215	—	8,629	—	8,629
Asset backed securities	—	17,874	—	17,874	—	16,273	—	16,273
Total investments	—	63,901	—	63,901	—	86,166	—	86,166
Total assets measured at fair value	$16,513	$82,799	$—	$99,312	$12,963	$99,565	$—	$112,528
Liabilities
Financing derivative	$—	$—	$699	$699	$—	$—	$549	$549
Total liabilities measured at fair value	$—	$—	$699	$699	$—	$—	$549	$549

Our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the nine-month periods ended September 30, 2014 and 2013, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6. Debt) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. The following table provides the changes in the estimated fair value of the Financial Derivative during the nine-month period ended September 30, 2014 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2013	$549
Loss on change in estimated fair value	150
Balance as of September 30, 2014	$699

During the nine-month period ended September 30, 2014 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to established practice.

Financial assets and liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities, current,  approximate fair value due to their short maturities. The carrying value of our other liabilities, non-current approximates fair value due to the time to maturity and prevailing market rates.

We determined the estimated fair value of the Notes (as defined in Note 6. Debt) from the debt facility using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.8% and 20.4% weighted average market yield at September 30, 2014 and December 31, 2013, respectively. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$15,129	$13,914	$14,551	$13,347

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss per share
Numerator:
Net loss	$(9,163)	$(20,487)	$(47,185)	$(62,062)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	70,740	65,523	69,716	61,636
Basic and diluted net loss per share	$(0.13)	$(0.31)	$(0.68)	$(1.01)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of September 30,
(in thousands)	2014	2013
Options outstanding	16,651	13,351
Warrants to purchase common stock	5,500	5,504

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers,  requiring entities to recognize revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. The updated standard is effective for the Company in the first quarter of fiscal year 2017 and early adoption is not permitted. We are evaluating the impact of adopting this ASU on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Disclosures are required if conditions give rise to substantial doubt. This ASU is effective for the Company in the first quarter of fiscal 2017. We are currently assessing the potential effects of this ASU on our consolidated financial statements.

NOTE 3. CONTRACTUAL REVENUE

During September 2013 we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment using the proportional performance method over the periods in which the delivery of elements of the agreement occurs. We recognize revenue using a straight line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. Out of the $35.0 million upfront cash payment received, $1.7 million and $5.1 million have been recognized as contractual revenue for the three- and nine-month periods ended September 30, 2014, respectively, and $28.2 million remain deferred as of September 30, 2014 and will be recognized as contractual revenue over the estimated obligation periods.

In addition to the deliverables above, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. During August 2014, we achieved the first development milestone and we recorded the related $10.0 million as contractual revenue. Under the terms of the Roche Agreement, we may receive up to an additional $30.0 million based on the achievement of additional development milestones in future periods.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our investments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$16,513	$—	$—	$16,513
Commercial paper	18,897	1	—	18,898
Total cash and cash equivalents	35,410	1	—	35,411
Investments:
Commercial paper	37,806	6	—	37,812
Corporate debt securities	8,201	14	—	8,215
Asset backed securities	17,872	5	(3)	17,874
Total investments	63,879	25	(3)	63,901
Total cash, cash equivalents and investments	$99,289	$26	$(3)	$99,312

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$12,963	$—	$—	$12,963
Commercial paper	13,398	1	—	13,399
Total cash and cash equivalents	26,361	1	—	26,362
Investments:
Commercial paper	61,252	13	(1)	61,264
Corporate debt securities	8,620	12	(3)	8,629
Asset backed securities	16,281	2	(10)	16,273
Total investments	86,153	27	(14)	86,166
Total cash, cash equivalents and investments	$112,514	$28	$(14)	$112,528

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2014:

(in thousands)	Fair Value
Due in one year or less	$69,387
Due after one year through five years	13,412
Total	$82,799

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory, net

As of September 30, 2014 and December 31, 2013, our inventory, net, consisted of the following components:

	September 30,	December 31,
(in thousands)	2014	2013
Purchased materials, net	$2,553	$3,019
Work in process, net	5,420	4,012
Finished goods, net	3,425	3,019
Inventory, net	$11,398	$10,050

NOTE 6. DEBT

Pursuant to a Facility Agreement (the “Facility Agreement”) we entered into with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) during February 2013, we issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013. In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). In addition, we are required to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property.

Notes

The Notes and Warrants were initially recorded at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds.  The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of September 30, 2014, $6.6 million remains to be amortized through February 2020, the maturity of the Notes.

Financing Derivative

A number of features embedded in the Notes issued pursuant to the Facility Agreement required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (a) a qualified financing, (b) an Event of Default, (c) a Major Transaction, and (d) the exercise of the Warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net. The estimated fair value of the Financing Derivative was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.8% and 20.4% weighted average market yield at September 30, 2014 and December 31, 2013, respectively. The estimated fair value of the Financing Derivative as of September 30, 2014 and December 31,  2013 was $0.7 million and $0.5 million, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

During the nine-month period ended September 30, 2014,  we issued 3.0 million shares of our common stock at an average price of $7.11 per share through our “at-the-market” offering, resulting in net proceeds of $20.8 million. As of September 30, 2014, under our “at-the-market” offering program,  $17.8 million of common stock remain available for future sales; however, we are not obligated to make sales under this program.

From October 1, 2014 through November 3, 2014, we issued 1.8 million shares of our common stock at an average price of $6.41 per share through our “at-the-market” offering, resulting in net proceeds of $11.1 million.

Warrants

As of September 30, 2014, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of common stock.

Equity Plans

As of September 30, 2014, we had three active equity compensation plans, the 2010 Equity Incentive Plan, or 2010 Plan, the

2010 Outside Director Equity Incentive Plan, or 2010 Director Plan, and the 2010 Employee Stock Purchase Plan, or ESPP.

The following table summarizes stock option activity for all stock option plans for the nine-month period ended September 30, 2014 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2013	3,912	14,070	$0.20 – 16.00	$4.81
Additional shares reserved	3,977
Options granted	(3,291)	3,291	4.21 – 7.05	5.96
Options exercised	—	(370)	0.20 – 6.96	2.65
Options canceled	340	(340)	1.16 – 15.98	5.22
Balances, September 30, 2014	4,938	16,651	$0.70 – 16.00	$5.08

As of September 30, 2014, no shares of our common stock remain available for issuance under our ESPP. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to two percent of the common shares then outstanding. Shares issued under the ESPP totaled 1,325,507 and 1,519,366 shares during the nine-month periods ended September 30, 2014 and 2013, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$218	$107	$480	$343
Research and development	893	835	2,601	3,077
Sales, general and administrative	1,341	1,229	3,863	3,941
Total stock-based compensation expense	$2,452	$2,171	$6,944	$7,361

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Stock Option	2014	2013	2014	2013
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	65%	70%	65%
Risk-free interest rate	1.9%	1.8%	1.9%	1.1%
Dividend yield	—	—	—	—

We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
ESPP	2014	2013	2014	2013
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.1%-0.5%	0.1%-0.4%	0.1%-0.5%	0.1%-0.4%
Dividend yield	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this report and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Basis of Presentation

Revenue

During the three- and nine-month periods ended September 30, 2014 and 2013, product revenue was primarily derived from the sale of PacBio RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue relates to the quarterly amortization of $1.7 million from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. In addition, for the three- and nine-month periods ended September 30, 2014, contractual revenue also included $10.0 million relating to the achievement of a development milestone outlined in the Roche Agreement.

As of September 30, 2014, our backlog was comprised of 20 instruments. We define backlog as purchase orders or signed contracts for systems from customers which we believe are firm and for which we have not yet recognized revenue.

Cost of Revenue

Cost of revenue reflects the direct cost of product components, third-party manufacturing services and our internal manufacturing overhead and customer service infrastructure costs incurred to produce, deliver, maintain and support our instruments, consumables, and services. There are no incremental costs associated with our contractual revenue; all product development costs are reflected in research and development expense.

Manufacturing overhead is predominantly comprised of labor costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity  (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including; next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense. During 2014, manufacturing volumes trended towards and then approximated normal capacity, and excess manufacturing resources contributing to research and development activities declined significantly.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials and support infrastructure necessary to support the installed customer base. Prior to the fourth quarter of 2013, the capacity of our existing service infrastructure exceeded the number of installed customer instruments. Therefore, management estimated the capacity of the existing service infrastructure and recognized the service-related cost of revenue based on the installed base. As a result, prior to the fourth quarter of 2013, total service infrastructure costs exceeded the costs associated with the support of customer instruments and such excess costs were included as a component of sales, general and administrative expense.

Research and Development Expense

Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT technology, the design and development of our future products and current product enhancements. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead.

Sales, General and Administrative Expense

Selling, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses and general corporate expenses.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, foreign currency translation, net gains or losses from disposal of fixed assets, net gains or losses resulting from changes in fair value of the Financing Derivative, and foreign income taxes.

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

Results of Operations

Comparison of the Three-month Periods Ended September 30, 2014 and 2013

	Three-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2014	2013
	(unaudited)
Revenue:
Product revenue	$6,762	$5,814	$948	16%
Service and other revenue	2,165	1,607	558	35%
Contractual revenue	11,696	—	11,696	—
Total revenue	20,623	7,421	13,202	178%
Cost of Revenue:
Cost of product revenue	5,608	4,616	992	21%
Cost of service and other revenue	1,853	1,564	289	18%
Total cost of revenue	7,461	6,180	1,281	21%
Gross profit	13,162	1,241	11,921	961%
Operating Expense:
Research and development	11,693	10,419	1,274	12%
Sales, general and administrative	9,882	10,757	(875)	(8%)
Total operating expense	21,575	21,176	399	2%
Operating loss	(8,413)	(19,935)	11,522	58%
Interest expense	(716)	(686)	(30)	(4%)
Other income (expense), net	(34)	134	(168)	(125%)
Net loss	$(9,163)	$(20,487)	$11,324	55%

Revenue

Total revenue for the three-month period ended September 30, 2014 was $20.6 million compared to $7.4 million for the same period during 2013.

Product revenue during the three-month period ended September 30, 2014 consisted of $3.5 million from sales of PacBio RS II instruments and $3.3 million from sales of consumables compared to $3.7 million from sales of instruments and $2.1 million from sales of consumables for the same period during 2013. Instrument revenue during the three-month period ended September 30, 2014 reflects the delivery of six PacBio RS II instruments as compared to six instruments and $0.5 million associated with instrument upgrades for the same period during 2013.

Service and other revenue of $2.2 million and $1.6 million for the three-month periods ended September 30, 2014 and 2013, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Contractual revenue for the three-month period ended September 30, 2014 included the quarterly amortization of $1.7 million from the non-refundable up-front payment of $35.0 million we received in September 2013 pursuant to the Roche Agreement, and our achievement of a $10.0 million milestone pursuant to the Roche Agreement.

Gross Profit

Gross profit increased $12.0 million to $13.2 million for the three-month period ended September 30, 2014, resulting in a gross margin of 63.8%, compared to gross profit of $1.2 million and a gross margin of 16.7% for the three-month period ended September 30, 2013. The increase for both gross margin and gross profit is primarily due to the increase in Roche contractual revenue, specifically the $10.0 million relating to the achievement of a development milestone.

Cost of product revenue of $5.6 million for the three-month period ended September 30, 2014 reflects the costs primarily relating to the sale of six instruments and consumables shipped during the period while cost of product revenue of $4.6 million for the same period during 2013 reflects the costs primarily relating to the sale of six instruments and consumables shipped during the period. The increase of $1.0 million in cost of product revenue for the three-month period ended September 30, 2014 compared to the same period during 2013 was primarily due to the increase in consumable revenue and higher cost of product associated with instruments during three-month period ended September 30, 2014.

Cost of service and other revenue for the three-month period ended September 30, 2014 increased to $1.9 million compared to $1.6 million for the same period during 2013. The increase in cost of service and other revenue reflected higher service costs for personnel, materials and support infrastructure necessary to support the rising install base of our instruments.

Gross margin is expected to remain variable depending on the revenue mix; however in the short-term, we expect gross margin to decrease due to a higher mix of instrument revenue expected in the fourth quarter and the non-recurring nature of the milestone revenue recognized during the third quarter of 2014.

Research and Development Expense

During the three-month period ended September 30, 2014, research and development expense increased $1.3 million, or 12%, compared to the same period during 2013. The increase in research and development expense was primarily attributed to an increase of $1.1 million for higher product development expenses.  Research and development expense included stock-based compensation expense of $0.9 million and $0.8 million during the three-month periods ended September 30, 2014 and 2013, respectively. We anticipate quarterly research and development expenses to remain consistent with recent quarters for the remainder of 2014.

Sales, General and Administrative Expense

For the three-month period ended September 30, 2014, selling, general and administrative expense decreased $0.9 million, or 8%, compared to the same period during 2013. The decrease in sales, general and administrative expense was primarily attributed to a decrease of $1.3 million in professional fees primarily due to higher expenses incurred associated with the Roche Agreement during the three-month period ended September 30, 2013 as compared to the expenses associated with the Roche Agreement during the three- month period ended September 30, 2014. Sales, general and administrative expense included stock-based compensation expense of $1.3 million and $1.2 million during the three-month periods ended September 30, 2014 and 2013, respectively. We anticipate quarterly sales, general and administrative expenses to remain consistent with recent quarters for the remainder of 2014.

Interest Expense

Interest expense for the three-month period ended September 30, 2014 remained flat compared to the same period during 2013. Interest expense related primarily to the debt facility entered into during the three-month period ended March 31, 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the Financing Derivative and foreign income taxes.

Comparison of the Nine-month Periods Ended September 30, 2014 and 2013

	Nine-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2014	2013
	(unaudited)
Revenue:
Product revenue	$22,376	$14,248	$8,128	57%
Service and other revenue	6,226	4,800	1,426	30%
Contractual revenue	15,088	—	15,088	—
Total revenue	43,690	19,048	24,642	129%
Cost of Revenue:
Cost of product revenue	19,048	11,138	7,910	71%
Cost of service and other revenue	5,678	4,680	998	21%
Total cost of revenue	24,726	15,818	8,908	56%
Gross profit	18,964	3,230	15,734	487%
Operating Expense:
Research and development	35,899	34,084	1,815	5%
Sales, general and administrative	28,025	29,685	(1,660)	(6%)
Total operating expense	63,924	63,769	155	0%
Operating loss	(44,960)	(60,539)	15,579	26%
Interest expense	(2,103)	(1,785)	(318)	(18%)
Other income (expense), net	(122)	262	(384)	(147%)
Net loss	$(47,185)	$(62,062)	$14,877	24%

Revenue

Total revenue for the nine-month period ended September 30, 2014 was $43.7 million compared to $19.0 million for the same period during 2013.

Product revenue in the nine-month period ended September 30, 2014 primarily consisted of $13.5 million from sales of PacBio RS II instruments and $8.9 million from sales of consumables compared to $8.3 million from sales of instruments and instrument upgrades and $5.9 million from sales of consumables for the same period during 2013. Instrument revenue during the nine-month period ended September 30, 2014 reflects revenue from 23 PacBio RS II instruments as compared to 12 instruments and $1.2 million associated with instrument upgrades for the same period during 2013.

Service and other revenue of $6.2 million and $4.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Contractual revenue for the nine-month period ended September 30, 2014 related to the quarterly amortization of $1.7 million from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement, and our achievement of a $10.0 million milestone pursuant to the Roche Agreement.

Gross Profit

Gross profit increased $15.7 million to $19.0 million for the nine-month period ended September 30, 2014, resulting in a gross margin of 43.4%, compared to gross profit of $3.2 million and a gross margin of 17.0% for the nine-month period ended September 30, 2013. The increase for both gross margin and gross profit is primarily due to the increase in Roche contractual revenue, specifically the $10.0 million relating to the achievement of a development milestone.

Cost of product revenue of $19.0 million for the nine-month period ended September 30, 2014 reflects the costs primarily relating to the sale of 23 instruments and consumables shipped during the period while cost of product revenue of $11.1 million for the same period during 2013 reflects the costs primarily relating to the sale of 12 instruments and consumables shipped during the period. The increase of $7.9 million in cost of product revenue for the nine-month period ended September 30, 2014 compared to the same period during 2013 was primarily due to 11 more instruments recognized and an increase in consumable revenue during the nine-month period ended September 30, 2014.

Cost of service and other revenue for the nine-month period ended September 30, 2014 increased to $5.7 million compared to $4.7 million for the same period during 2013. The increase in cost of service and other revenue reflected higher service costs for the personnel, materials and support infrastructure necessary to support the rising install base of our instruments during the nine-month period ended September 30, 2014.

Research and Development Expense

During the nine-month period ended September 30, 2014, research and development expense increased $1.8 million, or 5%, compared to the same period during 2013. The increase in research and development expense was primarily attributed to an increase of $2.1 million for higher product development expenses. Research and development expense included stock-based compensation expense of $2.6 million and $3.1 million during the nine-month periods ended September 30, 2014 and 2013, respectively.

Sales, General and Administrative Expense

For the nine-month period ended September 30, 2014, selling, general and administrative expense decreased $1.7 million, or 6%, compared to the same period during 2013.  The decrease in sales, general and administrative expense was primarily attributed to a decrease of $1.3 million in professional fees primarily due to higher expenses incurred associated with the Roche Agreement during the nine-month period ended September 30, 2013 as compared to the expenses associated with the Roche Agreement during the nine-month period ended September 30, 2014. Sales, general and administrative expense included stock-based compensation expense of $3.9 million for both the nine-month periods ended September 30, 2014 and 2013.

Interest Expense

Interest expense for the nine-month period ended September 30, 2014 remained relatively flat compared to the same period during 2013. Interest expense related primarily to the debt facility entered into during the three-month period ended March 31, 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the Financing Derivative and foreign income taxes.

Liquidity and Capital Resources

Since our inception we have financed our operations primarily through the issuance of common stock and convertible preferred stock, in addition to our debt facility. Cash and investments at September 30,  2014 totaled $99.3 million, compared to $112.5 million at December 31, 2013. During the nine-month period ended September 30, 2014, we received $20.8 million, net, through the sale of common stock under our current “at-the-market” offering program. Excluding proceeds from the “at-the-market” offering, cash and investments decreased by $34.0 million compared to December 31, 2013, primarily reflecting $36.1 million of cash used in operating activities and $1.1 million of fixed asset purchases, partially offset by $3.3 million of proceeds received from equity sales through our employee equity plans.

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

Operating Activities

Our primary uses of cash in operating activities are for the manufacturing and sale of PacBio RS II instruments and consumables, development of ongoing product enhancements and future products, and support functions related to our selling, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2014 and 2013 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation, and changes in working capital.

We used $36.1 million of cash from operating activities for the nine-month period ended September 30, 2014, compared to cash usage of $15.3 million for the corresponding period in 2013. The cash used in operating activities for the nine-month period ended September 30, 2014 was due primarily to a net loss of $47.2 million, partially offset by a stock-based compensation of $6.9 million and depreciation and amortization of $3.9 million. The cash used in operating activities for the nine-month period ended September 30, 2013 was due primarily to a net loss of $62.1 million, partially offset by $35.0 million collected relating to the Roche Agreement, stock-based compensation of $7.4 million and depreciation and amortization of $4.7 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities. We received $21.1 million of cash from investing activities for the nine-month period ended September 30, 2014 compared to cash usage of $9.0 million for the corresponding period in 2013. The receipt of cash of $21.1 million from investing activities for the nine-month period ended September 30, 2014 was due primarily to net maturities of investments of $22.2 million, partially offset by purchases of property and equipment of $1.1 million. Net cash used in investing activities was $9.0 million for the nine-month period ended September 30, 2013, comprised of net purchases of investments of $8.2 million and purchases of property and equipment of $0.8 million.

Financing Activities

We received $24.1 million of cash from financing activities for the nine-month period ended September 30, 2014,  due primarily to net proceeds of $20.8 million from our common stock “at-the-market” offering and $3.3 million from the issuance of common stock through our equity compensation plans. Under our current “at-the-market” offering program, $17.8 million of common stock remains available for future sales; however, we are not obligated to make sales under this program. We received $42.5 million of cash from financing activities for the nine-month period ended September 30, 2013. For the nine-month period ended September 30, 2013, we received net proceeds of $19.8 million from the debt facility, net proceeds of $20.0 million from our common stock “at-the-market” offering, and $2.7 million from the issuance of our common stock through the sale of shares under our ESPP and stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2014 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of September 30, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to successfully derive revenue from our products, we need to supply our customers with products that meet the specifications, quality requirements and expectations of our customers. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specifications developed pursuant to the Roche Agreement. There is also no assurance that we will be able to increase manufacturing yields and decrease costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential additional government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and could increase the cost of operating our business.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property has previously been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings from the relevant patent offices in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology and may adversely affect our business.

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

Not applicable

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 5, 2014	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President And Chief Financial Officer

Date: November 5, 2014	By:	/s/ BRIAN B. DOW
Brian B. Dow
Vice President And Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing