Form 10-Q
period 2015-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2015-05-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2015:  74,565,783

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$30,271	$36,449
Investments	48,878	64,899
Accounts receivable	5,287	3,406
Inventory	13,457	11,335
Prepaid expenses and other current assets	1,629	1,671
Total current assets	99,522	117,760
Property and equipment, net	6,743	6,601
Other long-term assets	156	162
Total assets	$106,421	$124,523

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,924	$5,608
Accrued expenses	9,438	11,441
Deferred service revenue, current	6,254	6,121
Deferred contractual revenue, current	14,385	6,785
Other liabilities, current	1,410	1,534
Total current liabilities	38,411	31,489
Deferred service revenue, non-current	1,605	1,129
Deferred contractual revenue, non-current	8,539	19,735
Other liabilities, non-current	2,192	2,153
Notes payable	14,339	14,124
Financing derivative	863	944
Total liabilities	65,949	69,574

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 74,542 shares at March 31, 2015 and 73,927 shares at December 31, 2014	75	74
Additional paid-in capital	742,027	736,339
Accumulated other comprehensive income	16	9
Accumulated deficit	(701,646)	(681,473)
Total stockholders’ equity	40,472	54,949
Total liabilities and stockholders’ equity	$106,421	$124,523

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands, except per share amounts)	2015	2014
Revenue:
Product revenue	$11,308	$7,865
Service and other revenue	2,741	2,081
Contractual revenue	3,596	1,696
Total revenue	17,645	11,642
Cost of Revenue:
Cost of product revenue	9,732	7,169
Cost of service and other revenue	1,986	1,797
Total cost of revenue	11,718	8,966
Gross profit	5,927	2,676
Operating Expense:
Research and development	14,483	11,771
Sales, general and administrative	10,772	9,150
Total operating expense	25,255	20,921
Operating loss	(19,328)	(18,245)
Interest expense	(697)	(686)
Other income (expense), net	(148)	45
Net loss	(20,173)	(18,886)
Other comprehensive income (loss):
Unrealized gain on investments	7	4
Comprehensive loss	$(20,166)	$(18,882)
Net loss per share:
Basic and diluted net loss per share	$(0.27)	$(0.28)
Shares used in computing basic and diluted net loss per share	74,149	67,861

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(20,173)	$(18,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	908	1,221
Amortization of debt discount and financing costs	220	182
Stock-based compensation	3,255	2,270
Other items	(69)	20
Changes in assets and liabilities
Accounts receivable	(1,881)	(637)
Inventory	(2,122)	1,749
Prepaid expenses and other assets	43	(507)
Accounts payable	983	2,209
Accrued expenses	(2,003)	(1,489)
Deferred service revenue	609	258
Deferred contractual revenue	(3,596)	(1,696)
Other liabilities	(85)	(950)
Net cash used in operating activities	(23,911)	(16,256)
Cash flows from investing activities
Purchase of property and equipment	(717)	(477)
Purchase of investments	(25,265)	(36,515)
Sales of investments	6,817	—
Maturities of investments	34,464	45,190
Net cash provided by investing activities	15,299	8,198
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,434	2,311
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	—	20,646
Net cash provided by financing activities	2,434	22,957
Net increase (decrease) in cash and cash equivalents	(6,178)	14,899
Cash and cash equivalents at beginning of period	36,449	26,362
Cash and cash equivalents at end of period	$30,271	$41,261

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. have been prepared on a consistent basis with our December 31, 2014 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire 2015 fiscal year or any future periods.

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

During the three-month period ended March 31, 2015 we revised the service period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach. As a result, we will, on a prospective basis, recognize the remaining deferred contractual revenue associated with upfront payment received under the Roche Agreement over the revised estimated remaining development period. There have been no other material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$9,799	$—	$—	$9,799	$21,952	$—	$—	$21,952
Commercial paper	—	20,472	—	20,472	—	14,497	—	14,497
Total cash and cash equivalents	9,799	20,472	—	30,271	21,952	14,497	—	36,449
Investments:
Commercial paper	—	24,953	—	24,953	—	43,653	—	43,653
Corporate debt securities	—	8,149	—	8,149	—	8,173	—	8,173
Asset backed securities	—	15,776	—	15,776	—	13,073	—	13,073
Total investments	—	48,878	—	48,878	—	64,899	—	64,899
Total assets measured at fair value	$9,799	$69,350	$—	$79,149	$21,952	$79,396	$—	$101,348
Liabilities
Financing derivative	$—	$—	$863	$863	$—	$—	$944	$944

Our cash deposits and money market funds are classified within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. Our investments are classified as Level 2 instruments based on market pricing and other observable inputs. None of our investments are classified within Level 3 of the fair value hierarchy.

During the three-month periods ended March 31,  2015 and 2014, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6. Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. The following table provides the changes in the estimated fair value of the Financial Derivative during the three-month period ended March 31, 2015 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2014	$944
Gain on change in estimated fair value	(81)
Balance as of March 31, 2015	$863

During the three-month period ended March 31, 2015 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and valuation techniques did not change compared to established practice.

Financial assets and liabilities not measured at fair value on a recurring basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities, current,  approximate fair value due to their short maturities. The carrying value of our other liabilities, non-current, approximates fair value due to the time to maturity and prevailing market rates.

We determined the estimated fair value of the Notes (as defined in Note 6. Notes Payable) from the debt facility using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.4% and 19.5% weighted average market yield at March 31, 2015 and December 31, 2014, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$15,210	$14,339	$14,817	$14,124

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Month Periods Ended March 31,
	2015	2014
Net loss per share
Numerator:
Net loss	$(20,173)	$(18,886)

Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	74,149	67,861
Basic and diluted net loss per share	$(0.27)	$(0.28)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of March 31,
(in thousands)	2015	2014
Options outstanding	18,796	15,714
Warrants to purchase common stock	5,500	5,500

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers,  requiring entities to recognize revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. The updated standard is effective for the Company in the first quarter of fiscal year 2017 and early adoption is not permitted. We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Disclosures are required if conditions give rise to substantial doubt. This ASU is effective for us in the first quarter of fiscal year 2017. We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs,  which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for the Company’s annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of fiscal year 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

NOTE 3. CONTRACTUAL REVENUE

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment using the proportional performance method over the periods in which the delivery of elements of the agreement occurs. We recognize revenue using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million has been recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014.

During the three-month period ended March 31, 2015 we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach. This change in estimate resulted in $1.9 million of additional contractual revenue being recognized in the first quarter of 2015 with a total of $3.6 million of quarterly amortization for the period.  As a result, we will, on a prospective basis, recognize the remaining deferred revenue of $22.9 million associated with upfront payment received under the Roche Agreement over the revised estimated remaining development period. This additional contractual revenue of $1.9 million had a 100% margin thus decreased our net loss by the same amount and improved our net loss per share by $0.03 per share.

In addition to the deliverables above, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. During August 2014, we achieved the first development milestone and we recorded the related $10.0 million as contractual revenue. In addition, we achieved the second development milestone subsequent to March 31, 2015. Please refer to Note 8 Subsequent Event for further information.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our investments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$9,799	$—	$—	$9,799
Commercial paper	20,471	1	—	20,472
Total cash and cash equivalents	30,270	1	—	30,271
Investments:
Commercial paper	24,950	3	—	24,953
Corporate debt securities	8,138	11	—	8,149
Asset backed securities	15,775	2	(1)	15,776
Total investments	48,863	16	(1)	48,878
Total cash, cash equivalents and investments	$79,133	$17	$(1)	$79,149

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$21,952	$—	$—	$21,952
Commercial paper	14,496	1	—	14,497
Total cash and cash equivalents	36,448	1	—	36,449
Investments:
Commercial paper	43,648	5	—	43,653
Corporate debt securities	8,170	7	(4)	8,173
Asset backed securities	13,073	4	(4)	13,073
Total investments	64,891	16	(8)	64,899
Total cash, cash equivalents and investments	$101,339	$17	$(8)	$101,348

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2015:

(in thousands)	Fair Value
Due in one year or less	$69,350

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

Inventory

As of March 31, 2015 and December 31, 2014, our inventory, net, consisted of the following components:

	March 31,	December 31,
(in thousands)	2015	2014
Purchased materials	$2,064	$3,150
Work in process	9,751	6,115
Finished goods	1,642	2,070
Inventory	$13,457	$11,335

NOTE 6.  NOTES PAYABLE

Pursuant to a Facility Agreement (the “Facility Agreement”) we entered into with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) during February 2013, we issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013. In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). In addition, the Facility Agreement requires us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an  18.4% and 19.5% weighted average market yield at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of the Financing Derivative as of each of March 31, 2015 and December 31, 2014 was $0.9 million.

Notes

We initially recorded the Notes and Warrants at a value of $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of March 31, 2015 and December 31, 2014,  debt discount of $6.2 million and $6.4 million remained to be amortized through February 2020, the maturity of the Notes.

NOTE 7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Warrants

As of March 31, 2015, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of common stock.

Equity Plans

As of March 31, 2015, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all stock option plans for the three-month period ended March 31, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2014	4,874	16,491	$0.70 – 16.00	$5.10
Additional shares reserved	4,435
Options granted	(2,474)	2,474	5.72 – 7.59	6.55
Options exercised	—	(72)	0.70 – 5.18	2.40
Options canceled	97	(97)	1.16 – 15.98	6.63
Balances, March 31, 2015	6,932	18,796	$0.70 – 16.00	$5.30

Shares issued under the ESPP totaled 532,217 and 1,048,604 shares during the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31,  2015,  946,329 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2015	2014
Cost of revenue	$298	$141
Research and development	1,255	886
Sales, general and administrative	1,702	1,243
Total stock-based compensation expense	$3,255	$2,270

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
Stock Option	2015	2014
Expected term in years	6.1	6.1
Expected volatility	70%	70%
Risk-free interest rate	1.6%	1.9%
Dividend yield	—	—

We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
ESPP	2015	2014
Expected term in years	0.5-2.0	0.5-2.0
Expected volatility	70%	70%
Risk-free interest rate	0.1%-0.6%	0.1%-0.3%
Dividend yield	—	—

NOTE 8. SUBSEQUENT EVENT

During April 2015, we achieved the second development milestone under the Roche Agreement, entitling us to a milestone payment of $10.0 million. The achievement of the development milestone will be recognized as contractual revenue for the quarter ending June 30, 2015. We may receive up to an additional $20.0 million based on additional milestone achievement in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this report and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment using the proportional performance method over the periods in which the delivery of elements of the agreement occurs. We recognize revenue using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. During August 2014, we achieved the first development milestone and we recorded the related $10.0 million as contractual revenue. During April 2015, we achieved the second development milestone under the Roche Agreement, entitling us to a development milestone payment of $10.0 million.  The proceeds from the development milestone will be recognized as contractual revenue in our financial statements for the quarter ending June 30, 2015. We may receive up to an additional $20.0 million based on additional milestone achievement in the future.

Basis of Presentation

Revenue

During the three-month periods ended March 31,  2015 and 2014, product revenue was primarily derived from the sale of PacBio RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue relates to the quarterly amortization from the non-refundable up-front payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement.

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

Manufacturing overhead is predominantly comprised of labor costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including:  next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense. During 2014, manufacturing volumes trended towards and then approximated normal capacity, and excess manufacturing resources contributing to research and development activities declined significantly.

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

Interest Expense

Interest expense is primarily related to our debt facility and includes the amortization of debt discount and other related costs. To a lesser extent, amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010. We expect interest expense to increase during future periods as the recorded value of our debt facility accretes to the amount due at maturity.

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

During the three-month period ended March 31, 2015 we revised the service period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach. As a result, we will, on a prospective basis, recognize the remaining deferred contractual revenue associated with upfront payment received under the Roche Agreement over the revised estimated remaining development period. There have been no other material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Comparison of the Three-month Periods Ended March 31,  2015 and 2014

	Three-Month Periods Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2015	2014
	(unaudited)
Revenue:
Product revenue	$11,308	$7,865	$3,443	44%
Service and other revenue	2,741	2,081	660	32%
Contractual revenue	3,596	1,696	1,900	112%
Total revenue	17,645	11,642	6,003	52%
Cost of Revenue:
Cost of product revenue	9,732	7,169	2,563	36%
Cost of service and other revenue	1,986	1,797	189	11%
Total cost of revenue	11,718	8,966	2,752	31%
Gross profit	5,927	2,676	3,251	121%
Operating Expense:
Research and development	14,483	11,771	2,712	23%
Sales, general and administrative	10,772	9,150	1,622	18%
Total operating expense	25,255	20,921	4,334	21%
Operating loss	(19,328)	(18,245)	(1,083)	(6%)
Interest expense	(697)	(686)	(11)	(2%)
Other income (expense), net	(148)	45	(193)	(429%)
Net loss	$(20,173)	$(18,886)	$(1,287)	(7%)

Revenue

Total revenue for the three-month period ended March 31, 2015 was $17.6 million compared to $11.6 million for the same period during 2014.

Product revenue during the three-month period ended March 31, 2015 consisted of $7.0 million from sales of PacBio RS II instruments and $4.3 million from sales of consumables, compared to $5.3 million from sales of instruments and $2.5 million from sales of consumables for the same period during 2014. The increase in consumable sales is primarily attributable to a larger installed instrument base and higher utilization.

Service and other revenue of $2.7 million and $2.1 million for the three-month periods ended March 31, 2015 and 2014, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue for the first quarter year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million and $1.7 million for the three-month period ended March 31, 2015 and 2014, respectively, from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. The revised revenue recognized for the three-month period ended March 31, 2015 reflects the increasing certainty of the estimated development time period.

During April 2015, we achieved the second development milestone under the Roche Agreement, entitling us to receive a milestone payment of $10.0 million from Roche. The achievement of the development milestone will be recognized as contractual revenue for the quarter ending June 30, 2015. We may receive up to an additional $20.0 million based on additional milestone achievement in the future.

Gross Profit

Gross profit increased by $3.2 million to $5.9 million for the three-month period ended March 31, 2015, resulting in a gross margin of 33.6%, compared to gross profit of $2.7 million and a gross margin of 23.0% for the three-month period ended March 31, 2014. Higher product and service revenue in the three-month period ended March 31, 2015, combined with an additional $1.9 million of Roche revenue at 100% margin, led to the increase in gross profit and gross margin.

Cost of product revenue increased to $9.7 million for the three-month period ended March 31, 2015, compared to cost of product revenue of $7.2 million for the same period during 2014. The increase of $2.5 million was primarily due to the higher number of instruments and consumables shipped during the three-month period ended March 31, 2015.

Cost of service and other revenue for the three-month period ended March 31, 2015 increased to $2.0 million compared to $1.8 million for the same period during 2014. The increase in cost of service and other revenue reflected higher service costs for personnel, materials and support infrastructure necessary to support the rising install base of our instruments.

Gross margin is expected to increase for the quarter ending June 30, 2015 as a result of the $10.0 million second development milestone payment which will be recognized at 100% margin. For the remainder of 2015, gross margin is expected to return to the mid-thirty percent range, but may vary depending on revenue mix.

Research and Development Expense

During the three-month period ended March 31, 2015, research and development expense increased by $2.7 million, or 23%, compared to the same period during 2014. The increase in research and development expense was primarily attributed to an increase of $1.5 million for higher compensation related expenses resulting from increased headcount, and an increase of $1.5 million in consulting and product development costs, partially driven by costs associated with meeting regulatory requirements of building products for the clinical diagnostic market. Research and development expense included stock-based compensation expense of $1.3 million and $0.9 million during the three-month periods ended March 31, 2015 and 2014, respectively. We anticipate at least the current level of quarterly research and development expenses to continue during 2015, but such quarterly levels may vary depending on research and development project timing among other factors.

Sales, General and Administrative Expense

For the three-month period ended March 31, 2015, selling, general and administrative expense increased by $1.6 million, or 18%, compared to the same period during 2014. The increase in sales, general and administrative expense was primarily attributed to an increase of $1.3 million for higher compensation related expenses resulting from increased headcount, and an increase of $0.3 million in marketing and travel related costs to support advances we have made in the human biomedical research sequencing market. Sales, general and administrative expense included stock-based compensation expense of $1.7 million and $1.2 million during the three-month periods ended March 31, 2015 and 2014, respectively. We anticipate at least the current level of quarterly sales, general and administrative expenses to continue during 2015, but such quarterly levels may vary depending on timing of sales, general and administrative headcount increases among other factors.

Interest Expense

Interest expense for the three-month period ended March 31, 2015 remained flat compared to the same period during 2014. Interest expense related primarily to the debt facility entered into in February 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the Financing Derivative and foreign income taxes.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash and investments at March 31, 2015 totaled $79.1 million, compared to $101.3 million at December 31, 2014.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of PacBio RS II instruments and consumables, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods ended March 31, 2015 and 2014 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $23.9 million of cash from operating activities for the three-month period ended March 31, 2015, compared to cash usage of $16.3 million for the corresponding period in 2014. The cash used in operating activities for the three-month period ended March 31, 2015 was due primarily to a net loss of $20.2 million, a reduction in deferred contractual revenue of $3.6 million, an increase in inventory of $2.1 million, a decrease in accrued expenses of $2.0 million and an increase in accounts receivable of $1.9 million, partially offset by stock-based compensation of $3.3 million, depreciation of $0.9 million and an increase in accounts payable of $1.0 million. The cash used in operating activities for the three-month period ended March 31, 2014 was due primarily to a net loss of $18.9 million, partially offset by stock-based compensation of $2.3 million and depreciation of $1.2 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities. We received $15.3 million and $8.2 million of cash from investing activities for the three-month periods ended March 31, 2015 and 2014, respectively.  The receipt of cash of $15.3 million from investing activities for the three-month period ended March 31, 2015 was due primarily to net sales and maturities of investments of $16.0 million, partially offset by purchases of property and equipment of $0.7 million. The receipt of cash of $8.2 million from investing activities for the three-month period ended March 31, 2014 was due primarily to net maturities of investments of $8.7 million, partially offset by purchases of property and equipment of $0.5 million.

Financing Activities

We received $2.4 million and $23.0 million of cash from financing activities for the three-month periods ended March 31, 2015 and 2014, respectively. The receipt of cash of $2.4 million from financing activities for the three-month period ended March 31, 2015 was from the issuance of common stock through equity plans. The receipt of cash of $23.0 million from financing activities for the three-month period ended March 31, 2014 was due primarily to the net proceeds of $20.6 million from our common stock “at-the-market” offering and $2.3 million from the issuance of common stock through equity plans.

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

Debt Facility Agreement

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

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on our ability to incur additional indebtedness or liens on our assets, except as permitted under the Facility Agreement. In addition, the Facility Agreement requires us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted a security interest in substantially all of our property and interests in property.

Contractual Obligations

In March 2015, we entered into the lease amendments with respect to our Menlo Park headquarter real property leases, which provide for, among other things, extensions of the periods for our delivery of option notices with respect to extended terms, as well as a rent abatement for a certain period of time.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of March 31, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into an agreement with F. Hoffman-La Roche Ltd. (“Roche”), pursuant to which we are developing  and expect to manufacture diagnostic products for clinical use, including sequencing systems and consumables based on our proprietary SMRT technology (the “Roche Agreement”), and we are engaged in research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to achieve additional milestone revenue from Roche or develop and manufacture future products as provided by the terms of the Roche Agreement or that Roche will be able to commercialize and sell the developed diagnostic products. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of diagnostic products and result in time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the developed diagnostic products. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products, the successful commercialization of our diagnostic products for clinical use would be materially and adversely affected.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 5, 2015	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer & Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
10.2	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
10.3	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
10.4	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
10.5	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.5 of Form 8-K (File No. 001-34899) filed on April 1, 2015)5
10.6	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.6 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
10.7	Third Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015 (incorporated by reference to Exhibit 10.7 of Form 8-K (File No. 001-34899) filed on April 1, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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