Form 10-Q
period 2015-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2015-08-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2015:  74,968,648

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$25,930	$36,449
Investments	46,744	64,899
Accounts receivable	3,950	3,406
Inventory	11,978	11,335
Prepaid expenses and other current assets	1,587	1,671
Total current assets	90,189	117,760
Property and equipment, net	6,428	6,601
Other long-term assets	153	162
Total assets	$96,770	$124,523

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,818	$5,608
Accrued expenses	11,316	11,441
Deferred service revenue, current	6,507	6,121
Deferred contractual revenue, current	14,385	6,785
Other liabilities, current	991	1,534
Total current liabilities	39,017	31,489
Deferred service revenue, non-current	1,316	1,129
Deferred contractual revenue, non-current	4,943	19,735
Other liabilities, non-current	2,192	2,153
Notes payable	14,567	14,124
Financing derivative	899	944
Total liabilities	62,934	69,574

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 74,943 shares at June 30, 2015 and 73,927 shares at December 31, 2014	75	74
Additional paid-in capital	747,330	736,339
Accumulated other comprehensive income	12	9
Accumulated deficit	(713,581)	(681,473)
Total stockholders’ equity	33,836	54,949
Total liabilities and stockholders’ equity	$96,770	$124,523

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Product revenue	$8,825	$7,749	$20,133	$15,614
Service and other revenue	2,518	1,980	5,259	4,061
Contractual revenue	13,596	1,696	17,192	3,392
Total revenue	24,939	11,425	42,584	23,067
Cost of Revenue:
Cost of product revenue	8,438	6,271	18,170	13,440
Cost of service and other revenue	1,995	2,028	3,981	3,825
Total cost of revenue	10,433	8,299	22,151	17,265
Gross profit	14,506	3,126	20,433	5,802
Operating Expense:
Research and development	15,043	12,435	29,526	24,206
Sales, general and administrative	10,821	8,993	21,593	18,143
Total operating expense	25,864	21,428	51,119	42,349
Operating loss	(11,358)	(18,302)	(30,686)	(36,547)
Interest expense	(715)	(701)	(1,412)	(1,387)
Other income (expense), net	138	(133)	(10)	(88)
Net loss	(11,935)	(19,136)	(32,108)	(38,022)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(4)	24	3	28
Comprehensive loss	$(11,939)	$(19,112)	$(32,105)	$(37,994)
Net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.27)	$(0.43)	$(0.55)
Shares used in computing basic and diluted net loss per share	74,733	70,515	74,442	69,195

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(32,108)	$(38,022)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,846	2,311
Amortization of debt discount and financing costs	453	375
Stock-based compensation	6,575	4,492
Other items	(22)	197
Changes in assets and liabilities
Accounts receivable	(544)	(1,509)
Inventory	(643)	610
Prepaid expenses and other assets	83	(34)
Accounts payable	203	3,662
Accrued expenses	(125)	459
Deferred service revenue	573	1,582
Deferred contractual revenue	(7,192)	(3,392)
Other liabilities	(504)	(607)
Net cash used in operating activities	(31,405)	(29,876)
Cash flows from investing activities
Purchase of property and equipment	(1,672)	(942)
Disposal of property and equipment	6	—
Purchase of investments	(40,580)	(66,876)
Sales of investments	6,817	—
Maturities of investments	51,898	76,195
Net cash provided by investing activities	16,469	8,377
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,984	2,691
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	1,433	20,646
Net cash provided by financing activities	4,417	23,337
Net increase (decrease) in cash and cash equivalents	(10,519)	1,838
Cash and cash equivalents at beginning of period	36,449	26,362
Cash and cash equivalents at end of period	$25,930	$28,200

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. have been prepared on a consistent basis with our December 31, 2014 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The results of operations for the first six-month period of 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any future periods.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, revenue valuation, the valuation of a  financing derivative and long-term notes, the valuation and recognition of share-based compensation, the delivery period for collaboration agreements, the useful lives assigned to long-lived assets, and the computation provisions for income taxes. Actual results could differ materially from these estimates.

During the first quarter of 2015, we revised the estimated period over which the delivery of elements pursuant to the Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) is expected to occur, due to an increased level of certainty regarding the development period. As a result, we are, on a prospective basis, recognizing the remaining deferred contractual revenue associated with the upfront payment received under the Roche Agreement over the revised estimated remaining development period. For the three- and six-month periods ended June 30, 2015, this change in estimate increased contractual revenue by $1.9 million and $3.8 million, respectively, and decreased loss per share by $0.03 and $0.05, respectively.  There have been no other material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

In the condensed consolidated statement of cash flows for the six months ended June 30, 2014,  certain immaterial reclassifications were made from “Prepaid expenses and other assets” to the “Other items” in order to conform to current period presentation. Such reclassifications did not impact our financial position, net loss, or cash used in operations in the condensed consolidated statement of cash flows.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$18,882	$—	$—	$18,882	$21,952	$—	$—	$21,952
Commercial paper	—	7,048	—	7,048	—	14,497	—	14,497
Total cash and cash equivalents	18,882	7,048	—	25,930	21,952	14,497	—	36,449
Investments:
Commercial paper	—	26,024	—	26,024	—	43,653	—	43,653
Corporate debt securities	—	8,114	—	8,114	—	8,173	—	8,173
Asset backed securities	—	12,606	—	12,606	—	13,073	—	13,073
Total investments	—	46,744	—	46,744	—	64,899	—	64,899
Total assets measured at fair value	$18,882	$53,792	$—	$72,674	$21,952	$79,396	$—	$101,348
Liabilities
Financing derivative	$—	$—	$899	$899	$—	$—	$944	$944

We classify our cash deposits and money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. We classify our investments as Level 2 instruments based on market pricing and other observable inputs. We did not classify any of our investments within Level 3 of the fair value hierarchy.

During the six-month periods ended June 30,  2015 and 2014, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6 Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss. The following table provides the changes in the estimated fair value of the Financial Derivative during the six-month period ended June 30, 2015 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2014	$944
Gain on change in estimated fair value	(45)
Balance as of June 30, 2015	$899

During the six-month period ended June 30, 2015 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to our established practice.

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

We determined the estimated fair value of the Notes (as defined in Note 6 Notes Payable) from the debt facility using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  weighted average market yield of 18.4% and 19.5% at June 30, 2015 and December 31, 2014, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,406	$14,567	$14,817	$14,124

Net Loss per Share

The following table presents the computation of our basic and diluted net loss per share (in thousands, except per share amounts):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Net loss per share
Numerator:
Net loss	$(11,935)	$(19,136)	$(32,108)	$(38,022)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	74,733	70,515	74,442	69,195
Basic and diluted net loss per share	$(0.16)	$(0.27)	$(0.43)	$(0.55)

The following were excluded from the computation of our diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	As of June 30,
(in thousands)	2015	2014
Options outstanding	18,768	15,659
Warrants to purchase common stock	5,500	5,500

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard would have been effective for us in the first quarter of fiscal 2017. However, in July 2015 the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU introduces an explicit requirement for management to assess if there is substantial doubt about an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Disclosures are required if conditions give rise to substantial doubt. This ASU is effective for us in the first quarter of fiscal 2017. We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs,  which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for the Company’s annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of fiscal 2017.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

NOTE 3. CONTRACTUAL REVENUE

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the agreement occurs. We recognize revenue using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million has been recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach. This change in estimate resulted in $1.9 million of additional contractual revenue being recognized per quarter and a total of $3.6 million as quarterly amortization.

We recognized a total of $3.6 million and $7.2 million of amortization for the three- and six-month periods ended June 30, 2015, respectively. The additional contractual revenue due to the revision had a 100% margin and decreased our net loss for the three- and six-month periods ended June 30, 2015 by $1.9 million and $3.8 million, respectively, and decreased our net loss per share for three- and six-month periods ended June 30, 2015 by $0.03 per share and $0.05 per share, respectively. At June 30, 2015, going forward, on a prospective basis, we will recognize the remaining deferred contractual revenue of $19.3 million associated with upfront payment received under the Roche Agreement over the revised estimated remaining development period.

In addition to the deliverables above, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. During August 2014, we achieved the first such development milestone and we recognized the related $10.0 million as contractual revenue for the quarter ended September 30, 2014.  During April 2015, we achieved the second development milestone and we recognized the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,882	$—	$—	$18,882
Commercial paper	7,048	—	—	7,048
Total cash and cash equivalents	25,930	—	—	25,930
Investments:
Commercial paper	26,020	4	—	26,024
Corporate debt securities	8,107	7	—	8,114
Asset backed securities	12,605	1	—	12,606
Total investments	46,732	12	—	46,744
Total cash, cash equivalents and investments	$72,662	$12	$—	$72,674

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$21,952	$—	$—	$21,952
Commercial paper	14,496	1	—	14,497
Total cash and cash equivalents	36,448	1	—	36,449
Investments:
Commercial paper	43,648	5	—	43,653
Corporate debt securities	8,170	7	(4)	8,173
Asset backed securities	13,073	4	(4)	13,073
Total investments	64,891	16	(8)	64,899

Total cash, cash equivalents and investments	$101,339	$17	$(8)	$101,348

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2015:

(in thousands)	Fair Value
Due in one year or less	$53,792

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

Inventory

As of June 30, 2015 and December 31, 2014, inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2015	2014
Purchased materials	$1,081	$3,150
Work in process	6,997	6,115
Finished goods	3,900	2,070
Inventory	$11,978	$11,335

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an  18.4% and 19.5% weighted average market yield at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of the Financing Derivative as of both June 30, 2015 and December 31, 2014 was $0.9 million.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of June 30, 2015 and December 31, 2014,  debt discount of $5.9 million and $6.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

NOTE 7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

During the six-month period ended June 30, 2015, we issued 240,843 shares of our common stock at an average price of $6.13 per share through our “at-the-market” offering program, resulting in net proceeds of $1.4 million. As of June 30, 2015, $28.5 million of common stock remained available for future sales; however, we are not obligated to make any sales under this program.

Warrants

As of June 30, 2015, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of our common stock.

Equity Plans

As of June 30, 2015, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all stock option plans for the six-month period ended June 30, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2014	4,874	16,491	$0.70 – 16.00	$5.10
Additional shares reserved	4,435
Options granted	(2,806)	2,806	5.43 – 7.59	6.46
Options exercised	—	(224)	0.70 – 5.18	3.14
Options canceled	305	(305)	1.16 – 15.98	5.89
Balances, June 30, 2015	6,808	18,768	$0.70 – 16.00	$5.32

Shares issued under our ESPP totaled 532,217 and 1,048,604 shares during the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30,  2015,  946,329 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$291	$121	$589	$262
Research and development	1,235	822	2,490	1,708
Sales, general and administrative	1,794	1,279	3,496	2,522
Total stock-based compensation expense	$3,320	$2,222	$6,575	$4,492

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Stock Option	2015	2014	2015	2014
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.7%	1.9%	1.6%	1.9%
Dividend yield	—	—	—	—

We estimate the value of the employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of ESPP was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
ESPP	2015	2014	2015	2014
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.1%-0.6%	0.1%-0.3%	0.1%-0.6%	0.1%-0.3%
Dividend yield	—	—	—	—

NOTE 8. SUBSEQUENT EVENTS

Lease Amendment Agreement

On July 23, 2015,  we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time.  As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we shall be eligible to receive up to four payments of $5,000,000 each from the Existing Landlord over time, and rent abatement through September 2017. If we do not obtain or waive receipt of an architectural approval and a change of use permit with respect to our proposed new premises at 1315 O’Brien Drive, Menlo Park, California (collectively, the “Use CUPs”) by September 30, 2015, (i) the Existing Landlord shall have no obligation to make the Existing Landlord payments, (ii) the amendments of the term for the existing leases shall be of no further force or effect, (iii) the period for our delivery of option notices with respect to extended terms in the applicable existing leases shall be extended until October 15, 2015, (iv) the rent abatement shall be terminated and repaid by us, and (v) certain related terms and conditions of the Lease Amendment Agreement shall be of no further force or effect.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with Menlo Park Portfolio II, LLC (the “O’Brien Landlord”) for premises consisting of approximately one hundred eighty thousand (180,000) rentable square feet located at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”).

The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date O’Brien Landlord has substantially completed certain shell improvements and tenant improvements.  Base monthly rent shall be abated for the first six (6) months of the O’Brien Lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We are required to pay $2,340,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months, and the operating expenses for the first month, after the rent abatement period.  In addition, we are required to provide the O’Brien Landlord with a security deposit under the O’Brien Lease in the amount of $4,500,000, which security deposit initially will be in the form of a letter of credit. The O’Brien Landlord is obligated to construct certain shell improvements at the O’Brien Landlord’s cost and expense and provide us with improvement allowances in the amount of $70.00 per rentable square foot of the Premises, which may be applied towards the costs of construction of the initial improvements in the Premises. We are required to reimburse the O’Brien Landlord for certain improvement costs in excess of the foregoing allowances.

Under the O’Brien Lease,  we expect to pay approximately $80 million in rent and $24 million in operating expenses over the expected lease term. In addition to the lease payments, we are also required to reimburse the O’Brien Landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature.

We have reserved the right to terminate the O’Brien Lease if the Use CUPs are not obtained by September 30, 2015, and, the O’Brien Landlord has a similar right to terminate the O’Brien Lease for failure to obtain the Use CUPs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the $35.0 million up-front payment using the proportional performance method over the periods in which the delivery of elements pursuant to the agreement occurs. We recognize revenue using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. In addition to the above upfront payment, the Roche agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain milestones. During August 2014, we achieved the first such development milestone and we recorded the related $10.0 million as contractual revenue for the quarter ended September 30, 2014.  During April 2015 we achieved the second development milestone and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

Basis of Presentation

Revenue

During the three- and six-month periods ended June 30, 2015 and 2014, product revenue was primarily derived from the sale of PacBio RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue was derived from the quarterly amortization from the non-refundable up-front payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. In addition, we achieved the second development milestone under the Roche Agreement in April 2015 and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

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

During the first quarter of 2015, we revised the estimated period over which the delivery of elements pursuant to the Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) is expected to occur, due to an increased level of certainty regarding the development period. As a result, we are, on a prospective basis, recognizing the remaining deferred contractual revenue associated with the upfront payment received under the Roche Agreement over the revised estimated remaining development period. For the three- and six-month periods ended June 30, 2015, this change in estimate increased contractual revenue by $1.9 million and $3.8 million, respectively, and decreased loss per share by $0.03 and $0.05, respectively.  There have been no other material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three-month Periods Ended June 30,  2015 and 2014

	Three-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2015	2014
	(unaudited)
Revenue:
Product revenue	$8,825	$7,749	$1,076	14%
Service and other revenue	2,518	1,980	538	27%
Contractual revenue	13,596	1,696	11,900	702%
Total revenue	24,939	11,425	13,514	118%
Cost of Revenue:
Cost of product revenue	8,438	6,271	2,167	35%
Cost of service and other revenue	1,995	2,028	(33)	(2%)
Total cost of revenue	10,433	8,299	2,134	26%
Gross profit	14,506	3,126	11,380	364%
Operating Expense:
Research and development	15,043	12,435	2,608	21%
Sales, general and administrative	10,821	8,993	1,828	20%
Total operating expense	25,864	21,428	4,436	21%
Operating loss	(11,358)	(18,302)	6,944	38%
Interest expense	(715)	(701)	(14)	(2%)
Other income (expense), net	138	(133)	271	204%
Net loss	$(11,935)	$(19,136)	$7,201	38%

Revenue

Total revenue for the three-month period ended June 30, 2015 was $24.9 million compared to $11.4 million for the same period during 2014.

Product revenue during the three-month period ended June 30, 2015 consisted of $4.3 million from sales of PacBio RS II instruments and $4.5 million from sales of consumables, compared to $4.7 million from sales of instruments and $3.0 million from sales of consumables for the same period during 2014. The increase in consumable sales is primarily attributable to a larger installed base and higher utilization of installed instruments by our customers.

Service and other revenue of $2.5 million and $2.0 million for the three-month periods ended June 30, 2015 and 2014, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to more service contracts and higher installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million and $1.7 million for the three-month period ended June 30, 2015 and 2014, respectively, from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. The additional revenue of $1.9 million recognized for the three-month period ended June 30, 2015 reflects the increased certainty of the estimated development time period. In addition we achieved the second development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015. We may receive up to an additional $20.0 million in milestone revenue in the future; however, there can be no assurance that we will be able to achieve such additional milestone revenue.

Gross Profit

Gross profit increased by $11.4 million to $14.5 million for the three-month period ended June 30, 2015, resulting in a gross margin of 58.2%, compared to gross profit of $3.1 million and a gross margin of 27.4% for the three-month period ended June 30, 2014. The increase of $11.9 million in contractual revenue at 100% margin led to the increase in gross profit and gross margin.

Cost of product revenue increased to $8.4 million for the three-month period ended June 30, 2015, compared to cost of product revenue of $6.3 million for the same period during 2014. The increase of $2.1 million was primarily due to the higher amount of consumables shipped and due to $0.9 million in charges taken for excess inventory accumulated during the three-month period ended June 30, 2015.

Cost of service and other revenue for the three-month period ended June 30, 2015 remained flat compared to the same period during 2014, as the cost of service per machine has decreased year over year.

For the remainder of 2015, gross margin is expected to return to the mid-thirty percent range, but may vary depending on revenue mix.

Research and Development Expense

During the three-month period ended June 30, 2015, research and development expense increased by $2.6 million, or 21%, compared to the same period during 2014. The increase in research and development expense was primarily attributed to an increase of $1.7 million in product development costs and an increase of $1.3 million in compensation related expenses resulting from increased headcount. Research and development expense included stock-based compensation expense of $1.2 million and $0.8 million during the three-month periods ended June 30, 2015 and 2014, respectively.

We anticipate the current level of quarterly research and development expenses to continue for the remainder of 2015, but such quarterly levels may vary if certain research and development projects are accelerated among other factors.

Sales, General and Administrative Expense

During the three-month period ended June 30, 2015, selling, general and administrative expense increased by $1.8 million, or 20%, compared to the same period during 2014. The increase in sales, general and administrative expense was primarily attributed to an increase of $1.2 million for higher compensation related expenses resulting from increased headcount, and an increase of $0.7 million in professional fees primarily relating to fees associated with the Roche milestone payment of $10.0 million recognized  during the three-month period ended June 30, 2015. Sales, general and administrative expense included stock-based compensation expense of $1.8 million and $1.3 million during the three-month periods ended June 30, 2015 and 2014, respectively.

We anticipate the current level of quarterly sales, general and administrative expenses to continue for the remainder of 2015, but such quarterly levels may vary depending on timing of sales, general and administrative headcount increases among other factors and may be affected by costs associated with the anticipated transition to our proposed new headquarters in Menlo Park, California.

Interest Expense

Interest expense for the three-month period ended June 30, 2015 remained flat compared to the same period during 2014. Interest expense related primarily to the debt facility entered into in February 2013.

Comparison of the Six-month Periods Ended June 30,  2015 and 2014

	Six-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2015	2014
	(unaudited)
Revenue:
Product revenue	$20,133	$15,614	$4,519	29%
Service and other revenue	5,259	4,061	1,198	30%
Contractual revenue	17,192	3,392	13,800	407%
Total revenue	42,584	23,067	19,517	85%
Cost of Revenue:
Cost of product revenue	18,170	13,440	4,730	35%
Cost of service and other revenue	3,981	3,825	156	4%
Total cost of revenue	22,151	17,265	4,886	28%
Gross profit	20,433	5,802	14,631	252%
Operating Expense:
Research and development	29,526	24,206	5,320	22%
Sales, general and administrative	21,593	18,143	3,450	19%
Total operating expense	51,119	42,349	8,770	21%
Operating loss	(30,686)	(36,547)	5,861	16%
Interest expense	(1,412)	(1,387)	(25)	(2%)
Other income (expense), net	(10)	(88)	78	89%
Net loss	$(32,108)	$(38,022)	$5,914	16%

Revenue

Total revenue for the six-month period ended June 30, 2015 was $42.6 million compared to $23.1 million for the same period during 2014.

Product revenue during the six-month period ended June 30, 2015 consisted of $11.3 million from sales of PacBio RS II instruments and $8.8 million from sales of consumables, compared to $10.0 million from sales of instruments and $5.6 million from sales of consumables for the same period during 2014. The increase in instrument sales is primarily attributable to a larger number of new installations. The increase in consumable sales is primarily attributable to a larger installed instrument base and higher utilization of installed instruments by our customers.

Service and other revenue of $5.3 million and $4.1 million for the six-month periods ended June 30, 2015 and 2014, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue includes $7.2 million and $3.4 million for the six-month periods ended June 30, 2015 and 2014, respectively, from the amortization of the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement.  This reflects two quarters of amortization where the additional revenue of $3.8 million for the six-month period ended June 30, 2015 reflects the increased certainty of the estimated development time period. In addition, we achieved the second development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015. We may receive up to an additional $20.0 million based on additional milestone achievement in the future; however, there can be no assurance that we will be able to achieve such additional milestone revenue.

Gross Profit

Gross profit increased by $14.6 million to $20.4 million for the six-month period ended June 30, 2015, resulting in a gross margin of 48.0%, compared to gross profit of $5.8 million and a gross margin of 25.2% for the six-month period ended June 30, 2014. The increase of $13.8 million in contractual revenue at 100% margin led to the increase in gross profit and gross margin.

Cost of product revenue increased to $18.2 million for the six-month period ended June 30, 2015, compared to cost of product revenue of $13.4 million for the same period during 2014. The increase of $4.7 million was primarily due to the higher number of instruments and consumables shipped and due to $1.3 million in charges taken for excess inventory accumulated during the six-month period ended June 30, 2015.

Cost of service and other revenue for the six-month period ended June 30, 2015 remained flat compared to the same period during 2014, as the cost of service per machine has decreased year over year.

Research and Development Expense

During the six-month period ended June 30, 2015, research and development expense increased by $5.3 million, or 22%, compared to the same period during 2014. The increase in research and development expense was primarily attributed to an increase of $2.8 million for higher compensation related expenses resulting from increased headcount, and an increase of $2.8 million in product development costs. Research and development expense included stock-based compensation expense of $2.5 million and $1.7 million during the six-month periods ended June 30, 2015 and 2014, respectively.

Sales, General and Administrative Expense

During the six-month period ended June 30, 2015, selling, general and administrative expense increased by $3.5 million, or 19%, compared to the same period during 2014. The increase in sales, general and administrative expense was primarily attributed to an increase of $2.5 million for higher compensation related expenses resulting from increased headcount, and an increase of $1.0 million in professional fees primarily relating to fees associated with the Roche milestone payment of $10.0 million recognized  during the three-month period ended June 30, 2015. Sales, general and administrative expense included stock-based compensation expense of $3.5 million and $2.5 million during the six-month periods ended June 30, 2015 and 2014, respectively.

Interest Expense

Interest expense for the six-month period ended June 30, 2015 remained flat compared to the same period during 2014. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, including our current “at-the-market” offering program, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash and investments at June 30, 2015 totaled $72.7 million, compared to $101.3 million at December 31, 2014.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the anticipated transition to our proposed new headquarters in Menlo Park, California; and other factors.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of PacBio RS II instruments and consumables, and support functions related to our selling, general and administrative activities. The net cash used for the six-month periods ended June 30, 2015 and 2014 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $31.4 million of cash from operating activities for the six-month period ended June 30, 2015, compared to cash usage of $29.9 million for the corresponding period in 2014. The cash used in operating activities for the six-month period ended June 30, 2015 was due primarily to a net loss of $32.1 million, a reduction in deferred contractual revenue of $7.2 million, an increase in inventory of $0.6 million, an increase in accounts receivable of $0.5 million and a decrease in other liabilities of $0.5 million, partially offset by stock-based compensation of $6.6 million, depreciation of $1.8 million and an increase in deferred service revenue of $0.6 million. The cash used in operating activities for the six-month period ended June 30, 2014 was due primarily to a net loss of $38.0 million, partially offset by a $0.8 million change in working capital, stock-based compensation of $4.5 million, depreciation of $2.3 million and amortization of debt discount and financing costs of $0.4 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities. We received $16.5 million and $8.4 million of cash from investing activities for the six-month periods ended June 30, 2015 and 2014, respectively.  The receipt of cash of $16.5 million from investing activities for the six-month period ended June 30, 2015 was due primarily to net sales and maturities of investments of $18.1 million, partially offset by net purchases of property and equipment of $1.7 million. The receipt of cash of $8.4 million from investing activities for the six-month period ended June 30, 2014 was due primarily to net maturities of investments of $9.3 million, partially offset by purchases of property and equipment of $0.9 million.

Financing Activities

We received $4.4 million and $23.3 million of cash from financing activities during the six-month periods ended June 30, 2015 and 2014, respectively. The receipt of cash of $4.4 million from financing activities during the six-month period ended June 30, 2015 was due primarily to $3.0 million from the issuance of common stock through our equity compensation plans and net proceeds of $1.4 million from our common stock “at-the-market” offering program. The receipt of cash of $23.3 million from financing activities during the six-month period ended June 30, 2014 was due primarily to net proceeds of $20.6 million from our common stock “at-the-market” offering program and $2.7 million from the issuance of common stock through our equity compensation plans. As of June 30, 2015, $28.5 million of common stock remained available for future sales under our common stock “at-the-market” offering program; however, we are not obligated to make any sales under this program.

Capital Resources

In November 2014, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, units or debt securities. On November 21, 2014, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three-year period following the effective date.  As of June 30, 2015, $28.5 million of common stock remained available for future sales under our common stock “at-the-market” offering program; however, we are not obligated to make any sales under this program.

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

Contractual Obligations

In March 2015, we entered into lease amendments with respect to our seven Menlo Park headquarters real property leases, which provide for, among other things, extensions of the periods for our delivery of option notices with respect to extended terms, as well as a rent abatement for a certain period of time.

As discussed in Note 8. Subsequent Events, on July 23, 2015, we entered into a lease amendment agreement (the “Lease Amendment Agreement”) relating to our seven Menlo Park headquarters real property leases, which provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time.  As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we shall be eligible to receive up to four payments of $5,000,000 each from the landlord over time, and rent abatement through September 2017.  The terms of the Lease Amendment Agreement are contingent on us obtaining or waiving receipt of architectural approval and a change of use permit (the “Use CUPS”) with respect to our proposed new premises located at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”) by September 30, 2015.

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises.  The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements.  Base monthly rent shall be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We are required to pay $2,340,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months, and the operating expenses for the first month, after the rent abatement period.  The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $70.00 per rentable square foot of the O’Brien Premises, which may be applied towards the costs of construction of the initial improvements in the O’Brien Premises.

Under the O’Brien Lease, we expect to pay approximately $80 million in rent and $24 million in operating expenses over the expected lease term.  In addition to the lease payments, we are also required to reimburse the landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature.

We have reserved the right to terminate the O’Brien Lease if the Use CUPs are not obtained by September 30, 2015, and the landlord has a similar right to terminate the lease for the O’Brien Premises for failure to obtain the Use CUPs.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of June 30, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30,  2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to successfully manage our anticipated transition to our proposed new headquarters could result in a material adverse effect on our business or operations if we underestimate the costs of the transition, experience delays or quality issues with our manufacturing, or if internal measures to mitigate these risks are not effective.

In July 2015, we announced plans to transition to our proposed new headquarters in Menlo Park, California. In the event that we obtain or waive receipt of the required architectural approval and change of use permit by September 30, 2015, such that neither we nor our future landlord exercise our respective rights to terminate the new lease, the successful transition of our headquarters, including the transition of our manufacturing facilities, is still largely dependent upon the cooperation and continued performance of both our current and future landlords, as well as third-party contractors who will prepare certain shell improvements and tenant improvements. During the transition period, we must establish procedures to ensure that our current and future manufacturing facilities meet our quality standards while maintaining a reasonable cost structure.  In addition, after our new manufacturing facilities have been qualified, it may take a considerable period of time to commence volume production.  We may need to devote significant expenses and resources in connection with the anticipated transition, and there is no assurance that we can manage the transition successfully. If the anticipated transition does not go as expected, in addition to other issues noted above, we could experience delayed shipments of products, unexpected cost overruns or quality issues, each of which could have a material adverse effect on our business, operating results and business reputation.

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

Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:

"	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;
"	we or our licensors might not have been the first to file patent applications for these inventions;
"	it is possible that neither our pending patent applications nor the pending patent applications of our licensors will result in issued patents;
"

our patents or the patents of our licensors may not be of sufficient scope to prevent others from practicing our technologies, developing competing products, designing around our patented technologies or independently developing similar or alternative technologies;

"

our and our licensors’ patent applications or patents have been, are and may in the future be, subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid or the scope of those patents being substantially reduced;

"	we or our partners may not adequately protect our trade secrets;
"	we may not develop additional proprietary technologies that are patentable; or
"	the patents of others may limit our freedom to operate and prevent us from commercializing our technology in accordance with our plans.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners , who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche has certain access to our trade secrets and other proprietary information pursuant to the Roche Agreement, subject to the confidentiality provisions thereof; however, Roche has also developed and commercializes its 454 Life Sciences sequencing systems and is developing alternative and potentially competing sequencing products through its acquisition of Genia Technologies. There can be no assurance, however, that such measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, units or debt securities. We have established, and may in the future establish, “at-the-market” offerings pursuant to which we may offer and sell shares of our common stock.  Sales of securities under the registration statement have resulted and will continue to result in dilution of our stockholders, and such sales could cause our stock price to fall.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 5, 2015	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated July 23, 2015
10.2+	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the exhibit filed herewith and have been provided separately to the Securities and Exchange Commission.

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