Form 10-Q
period 2015-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2015-11-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2015:  77,041,008

PAGE No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended September 30, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2015 and 2014	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Default Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

EXHIBIT INDEX	43

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$27,208	$36,449
Investments	31,701	64,899
Accounts receivable	4,164	3,406
Inventory	11,621	11,335
Prepaid expenses and other current assets	11,513	1,671
Total current assets	86,207	117,760
Property and equipment, net	7,855	6,601
Other long-term assets	5,715	162
Total assets	$99,777	$124,523

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,097	$5,608
Accrued expenses	11,342	11,441
Deferred service revenue, current	6,303	6,121
Deferred contractual revenue, current	14,385	6,785
Other liabilities, current	627	1,534
Total current liabilities	38,754	31,489
Deferred service revenue, non-current	1,250	1,129
Deferred contractual revenue, non-current	1,347	19,735
Other liabilities, non-current	1,323	2,153
Notes payable	14,808	14,124
Financing derivative	925	944
Total liabilities	58,407	69,574

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 75,705 shares at September 30, 2015 and 73,927 shares at December 31, 2014	76	74
Additional paid-in capital	753,048	736,339
Accumulated other comprehensive income	6	9
Accumulated deficit	(711,760)	(681,473)
Total stockholders’ equity	41,370	54,949
Total liabilities and stockholders’ equity	$99,777	$124,523

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Revenue:
Product revenue	$7,570	$6,762	$27,703	$22,376
Service and other revenue	2,751	2,165	8,010	6,226
Contractual revenue	3,596	11,696	20,788	15,088
Total revenue	13,917	20,623	56,501	43,690
Cost of Revenue:
Cost of product revenue	5,119	5,608	23,289	19,048
Cost of service and other revenue	2,247	1,853	6,228	5,678
Total cost of revenue	7,366	7,461	29,517	24,726
Gross profit	6,551	13,162	26,984	18,964
Operating Expense:
Research and development	16,162	11,693	45,688	35,899
Sales, general and administrative	10,818	9,882	32,411	28,025
Gain on lease amendments	(23,043)	—	(23,043)	—
Total operating expense	3,937	21,575	55,056	63,924
Operating income (loss)	2,614	(8,413)	(28,072)	(44,960)
Interest expense	(741)	(716)	(2,153)	(2,103)
Other expense, net	(52)	(34)	(62)	(122)
Net income (loss)	1,821	(9,163)	(30,287)	(47,185)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(6)	(19)	(3)	9
Comprehensive income (loss)	$1,815	$(9,182)	$(30,290)	$(47,176)

Net income (loss) per share:
Basic	$0.02	$(0.13)	$(0.41)	$(0.68)
Diluted	$0.02	$(0.13)	$(0.41)	$(0.68)

Weighted average shares outstanding used in calculating net income (loss) per share
Basic	75,205	70,740	74,699	69,716
Diluted	80,479	70,740	74,699	69,716

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(30,287)	$(47,185)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,694	3,311
Amortization of debt discount and financing costs	699	579
Stock-based compensation	9,813	6,944
Non-cash portion of gain on lease amendments	(3,043)	—
Other items	21	242
Changes in assets and liabilities
Accounts receivable	(758)	376
Inventory	(1,990)	(1,348)
Prepaid expenses and other assets	(15,410)	85
Accounts payable	364	4,128
Accrued expenses	1,523	821
Deferred service revenue	303	1,661
Deferred contractual revenue	(10,788)	(5,088)
Other liabilities	(316)	(637)
Net cash used in operating activities	(47,175)	(36,111)
Cash flows from investing activities
Purchase of property and equipment	(2,131)	(1,132)
Disposal of property and equipment	12	—
Purchase of investments	(43,715)	(97,468)
Sales of investments	8,317	—
Maturities of investments	68,553	119,673
Net cash provided by investing activities	31,036	21,073
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	5,465	3,319
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	1,433	20,768
Net cash provided by financing activities	6,898	24,087
Net increase (decrease) in cash and cash equivalents	(9,241)	9,049
Cash and cash equivalents at beginning of period	36,449	26,362
Cash and cash equivalents at end of period	$27,208	$35,411

Supplemental disclosure of non-cash investing and financing activities
Leased instruments that were transferred from inventory to property and equipment	1,704	—

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

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the Sequel™ System, which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of the company’s SMRT Technology.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of Pacific Biosciences of California, Inc. have been prepared on a consistent basis with our December 31, 2014 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the first nine-month period of 2015 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

During the first quarter of 2015, we revised the estimated period over which the delivery of elements pursuant to the Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) is expected to occur, due to an increased level of certainty regarding the development period. As a result, we are, on a prospective basis, recognizing the remaining deferred contractual revenue associated with the upfront payment received under the Roche Agreement over the revised estimated remaining development period. For the three- and nine-month periods ended September 30, 2015, this change in estimate increased contractual revenue by $1.9 million and $5.7 million, respectively,  increased our basic net income per share for the three-month period ended September 30, 2015 by $0.03 per share, increased our diluted net income per share for the three-month period ended September 30, 2015 by $0.02 per share,  and decreased our net loss per share for the nine-month period ended September 30, 2015 by $0.08 per share.

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$15,259	$—	$—	$15,259	$21,952	$—	$—	$21,952
Commercial paper	—	11,949	—	11,949	—	14,497	—	14,497
Total cash and cash equivalents	15,259	11,949	—	27,208	21,952	14,497	—	36,449
Investments:
Commercial paper	—	14,234	—	14,234	—	43,653	—	43,653
Corporate debt securities	—	7,457	—	7,457	—	8,173	—	8,173
Asset backed securities	—	10,010	—	10,010	—	13,073	—	13,073
Total investments	—	31,701	—	31,701	—	64,899	—	64,899
Total assets measured at fair value	$15,259	$43,650	$—	$58,909	$21,952	$79,396	$—	$101,348
Liabilities
Financing derivative	$—	$—	$925	$925	$—	$—	$944	$944

We classify our cash deposits and money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. We classify our investments as Level 2 instruments based on market pricing and other observable inputs. We did not classify any of our investments within Level 3 of the fair value hierarchy.

During the nine-month periods ended September 30,  2015 and 2014, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6. Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive income (loss). The following table provides the changes in the estimated fair value of the Financial Derivative during the nine-month period ended September 30, 2015 (in thousands):

Financial Derivative	Amount
Balance as of December 31, 2014	$944
Gain on change in estimated fair value	(19)
Balance as of September 30, 2015	$925

During the nine-month period ended September 30, 2015 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to our established practice.

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

We determined the estimated fair value of the Notes (as defined in Note 6. Notes Payable) using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  weighted average market yield of 18.3% and 19.5% at September 30, 2015 and December 31, 2014, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,681	$14,808	$14,817	$14,124

Net Income (Loss) per Share

Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with ASC 260 Earnings per Share, for all periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, warrants and common stock issuable pursuant to our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted net income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands, except per share amounts):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$1,821	$(9,163)	$(30,287)	$(47,185)

Basic
Weighted average shares used in computing basic net income (loss) per share	75,205	70,740	74,699	69,716
Basic net income (loss) per share	$0.02	$(0.13)	$(0.41)	$(0.68)

Diluted
Weighted average shares used in computing basic net income (loss) per share	75,205	70,740	74,699	69,716
Add: weighted average stock options	2,733	—	—	—
Add: weighted average warrants	2,541	—	—	—
Weighted average shares used in computing diluted net income (loss) per share	80,479	70,740	74,699	69,716
Diluted net income (loss) per share	$0.02	$(0.13)	$(0.41)	$(0.68)

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common stock	11,959	16,651	18,469	16,651
Warrants to purchase common stock	—	5,500	5,500	5,500

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs,  which changes the presentation of debt issuance costs in financial statements. This ASU requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This ASU is effective for the Company’s annual reporting periods beginning after December 15, 2015 and is effective for us in the first quarter of 2016.  Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on our condensed consolidated financial statements and we will adopt it for the year ended December 31, 2015.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). This ASU is effective for the Company’s annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of 2017.  Early adoption is permitted as of the beginning of an interim or annual reporting period. The new guidance must be applied prospectively after the date of adoption.  We are currently in the process of evaluating the impact of adopting this ASU on our financial statements and related disclosures.

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

We recognized a total of $3.6 million and $10.8 million of amortization related to the Roche Agreement for the three- and nine-month periods ended September 30, 2015, respectively. The additional contractual revenue due to the revision had a 100% margin and increased our net income for the three-month period ended September 30, 2015 by $1.9 million and decreased our net loss for the nine-month period ended September 30, 2015 by $5.7 million, increased our basic net income per share for three-month period ended September 30, 2015 by $0.03 per share, increased our diluted net income per share for the three-month period ended September 30, 2015 by $0.02 per share,  and decreased our net loss per share for nine-month period ended September 30, 2015 by $0.08 per share. At September 30, 2015, going forward, on a prospective basis, we will recognize the remaining deferred contractual revenue of $15.7 million associated with upfront payment received under the Roche Agreement over the revised estimated remaining delivery period.

In addition to the deliverables above, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. Consideration from development milestones is recognized in the period in which a  milestone is achieved only if the milestone is considered substantive in its entirety. During August 2014, we achieved the first such development milestone and we recognized the related $10.0 million as contractual revenue for the quarter ended September 30, 2014.  During April 2015, we achieved the second development milestone and we recognized the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$15,259	$—	$—	$15,259
Commercial paper	11,948	1	—	11,949
Total cash and cash equivalents	27,207	1	—	27,208
Investments:
Commercial paper	14,231	3	—	14,234
Corporate debt securities	7,454	3	—	7,457
Asset backed securities	10,011	—	(1)	10,010
Total investments	31,696	6	(1)	31,701
Total cash, cash equivalents and investments	$58,903	$7	$(1)	$58,909

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$21,952	$—	$—	$21,952
Commercial paper	14,496	1	—	14,497
Total cash and cash equivalents	36,448	1	—	36,449
Investments:
Commercial paper	43,648	5	—	43,653
Corporate debt securities	8,170	7	(4)	8,173
Asset backed securities	13,073	4	(4)	13,073
Total investments	64,891	16	(8)	64,899
Total cash, cash equivalents and investments	$101,339	$17	$(8)	$101,348

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2015:

(in thousands)	Fair Value
Due in one year or less	$43,650

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

Inventory

As of September 30, 2015 and December 31, 2014, inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2015	2014
Purchased materials	$3,003	$3,150
Work in process	4,477	6,115
Finished goods	4,141	2,070
Inventory	$11,621	$11,335

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using an 18.3% and 19.5% weighted average market yield at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of the Financing Derivative as of both September 30, 2015 and December 31, 2014 was $0.9 million.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of September 30, 2015 and December 31, 2014,  debt discount of $5.7 million and $6.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

NOTE 7. LEASES

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we are eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted under the Lease Amendment Agreement, the Existing Landlord would have no obligation to make the last $5.0 million payment.

If we did not obtain or waive receipt of an architectural approval and a change of use permit with respect to our proposed new premises at 1315 O’Brien Drive, Menlo Park, California (collectively, the “Use CUPs”) by September 30, 2015, (i) the Existing Landlord would have had no obligation to make the Landlord Payments, (ii) the amendments of the term for the existing leases would have been of no further force or effect, (iii) the period for our delivery of option notices with respect to extended terms in the applicable existing leases would have been extended until October 15, 2015, (iv) the rent abatement would have been terminated and repaid by us, and (v) certain related terms and conditions of the Lease Amendment Agreement would have been of no further force or effect. However, on September 1, 2015,  the permitting process related to the Use CUPs was completed and the related contingencies satisfied. As a result, our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million Landlord Payments became receivable, any associated financing obligation was revalued, and the accrual relating to the previously abated rent of $2.1 million was released. In connection with this, future rent expense associated with these leases was reduced to zero and we recorded $23.0 million in “Gain on lease amendments” in the condensed consolidated statements of operations and comprehensive income (loss) during the third quarter of 2015. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, $10.0 million was recorded as a short term receivable in “Prepaid and Other Current Assets” and the final $5.0 million was recorded in “Other Long-term Assets” as of

September 30, 2015. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.  Due to the one-time gain on lease amendments, we recorded our first profitable quarter for our quarter ended September 30, 2015. We do not anticipate that we will otherwise achieve profitability in the near term.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements.  Base monthly rent shall be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We are required to pay $2,340,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months, and the operating expenses for the first month, after the rent abatement period. We were also required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015. The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

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

NOTE 8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

During the nine-month period ended September 30, 2015, we issued 240,843 shares of our common stock at an average price of $6.13 per share through our “at-the-market” offering program, resulting in net proceeds of $1.4 million. As of September 30, 2015, $28.5 million of common stock remained available for future sales; however, we are not obligated to make any such sales under this program.

From October 1, 2015 through November 2, 2015, we issued 2.7 million shares of our common stock at an average price of $7.43 per share through our “at-the-market” offering, resulting in net proceeds of $19.5 million.

Subject to certain exceptions set forth in our existing Facility Agreement, holders of our Notes may elect to receive 25% of the net proceeds from financing activities that include an equity component as payment of the Notes.  However, holders representing a majority of the aggregate principal amount of the outstanding Notes have waived such right in connection with the issuance and sale of shares of common stock under our current “at-the-market” offering.

Warrants

As of September 30, 2015, we had outstanding warrants to purchase an aggregate of 5,500,000 shares of our common stock, with an exercise price per share of $2.63.

Equity Plans

As of September 30, 2015, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the nine-month period ended September 30, 2015 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2014	4,874	16,491	$0.70 – 16.00	$5.10
Additional shares reserved	4,435
Options granted	(3,028)	3,028	4.55 – 7.59	6.34
Options exercised	—	(438)	0.70 – 5.18	2.26
Options canceled	612	(612)	1.16 – 15.98	6.65
Balances, September 30, 2015	6,893	18,469	$0.70 – 16.00	$5.32

Shares issued under our ESPP totaled 1,080,913 and 1,325,507 shares during the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30,  2015,  397,633 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$337	$218	$926	$480
Research and development	1,245	893	3,735	2,601
Sales, general and administrative	1,656	1,341	5,152	3,863
Total stock-based compensation expense	$3,238	$2,452	$9,813	$6,944

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Stock Option	2015	2014	2015	2014
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.8%	1.9%	1.6%	1.9%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
ESPP	2015	2014	2015	2014
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.3%-0.7%	0.1%-0.5%	0.1%-0.7%	0.1%-0.5%
Dividend yield	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2014. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the $35.0 million up-front payment using the proportional performance method over the periods in which the delivery of elements pursuant to the agreement occurs. We recognize revenue using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the contract. In addition to the above upfront payment, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain milestones. During August 2014, we achieved the first such development milestone and we recorded the related $10.0 million as contractual revenue for the quarter ended September 30, 2014. During April 2015 we achieved the second development milestone and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015. We expect to earn the remaining $20 million associated with the final milestone during the fourth quarter of 2015.

During September 2015, we announced that we had launched a new nucleic acid sequencing platform. The PacBio Sequel™ System provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio RS II System, while maintaining the existing benefits of our SMRT Technology. The core of the Sequel System is the capacity of its redesigned SMRT Cells, which contain one million zero-mode waveguides (ZMWs) at launch, compared to 150,000 ZMWs in the PacBio RS II. The Sequel System has been developed as part of our collaboration with Roche to ultimately provide a nucleic acid sequencing system for use in human in vitro diagnostics. We expect to begin limited shipments of the Sequel System in the United States during the fourth quarter of 2015 and start scaling the manufacturing process for the Sequel Systems and the new SMRT Cells during early 2016. Shipments outside the U.S. are expected to commence thereafter.

We realized net income for the quarter ended September 30, 2015 of $1.8 million, primarily driven by a one-time gain on lease amendments of $23.0 million, compared to a net loss of $9.2 million for the third quarter of 2014. For the quarter ended September 30, 2015, we recognized a one-time gain on lease amendments of $23.0 million, which is recorded under the Operating Expenses of our condensed consolidated statements of operations and comprehensive income (loss) for the period. Please refer to “Gain on lease amendments” below for additional details.

Basis of Presentation

Revenue

During the three- and nine-month periods ended September 30, 2015 and 2014, product revenue was primarily derived from the sale of PacBio RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue was derived from the quarterly amortization from the non-refundable up-front payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. In addition, we achieved the first development milestone under the Roche Agreement in the third quarter of 2014 and we recorded the related $10.0 million as contractual revenue for the quarter ended September 30, 2014, and we achieved the second development milestone under the Roche Agreement in April 2015 and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

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

Manufacturing overhead is predominantly comprised of labor and infrastructure costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including:  next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense. During 2014, manufacturing volumes trended towards and then approximated normal capacity, and excess manufacturing resources contributing to research and development activities declined significantly.

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

During the first quarter of 2015, we revised the estimated period over which the delivery of elements pursuant to the Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) is expected to occur, due to an increased level of certainty regarding the development period. As a result, we are, on a prospective basis, recognizing the remaining deferred contractual revenue associated with the upfront payment received under the Roche Agreement over the revised estimated remaining development period. For the three- and nine-month periods ended September 30, 2015, this change in estimate increased contractual revenue by $1.9 million and $5.7 million, respectively, increased our basic net income per share for the three-month period ended September 30, 2015 by $0.03 per share, increased our diluted net income per share for the three-month period ended September 30, 2015 by $0.02 per share and decreased our net loss per share for the nine-month period ended September 30, 2015 by $0.08 per share.

There have been no other material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Comparison of the Three-month Periods Ended September 30,  2015 and 2014

	Three-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2015	2014
	(unaudited)
Revenue:
Product revenue	$7,570	$6,762	$808	12%
Service and other revenue	2,751	2,165	586	27%
Contractual revenue	3,596	11,696	(8,100)	(69%)
Total revenue	13,917	20,623	(6,706)	(33%)
Cost of Revenue:
Cost of product revenue	5,119	5,608	(489)	(9%)
Cost of service and other revenue	2,247	1,853	394	21%
Total cost of revenue	7,366	7,461	(95)	(1%)
Gross profit	6,551	13,162	(6,611)	(50%)
Operating Expense:
Research and development	16,162	11,693	4,469	38%
Sales, general and administrative	10,818	9,882	936	9%
Gain on lease amendments	(23,043)	—	(23,043)
Total operating expense	3,937	21,575	(17,638)	(82%)
Operating income (loss)	2,614	(8,413)	11,027	131%
Interest expense	(741)	(716)	(25)	(3%)
Other expense, net	(52)	(34)	(18)	(53%)
Net income (loss)	$1,821	$(9,163)	$10,984	120%

Revenue

Total revenue for the three-month period ended September 30, 2015 was $13.9 million compared to $20.6 million for the same period during 2014.

Product revenue during the three-month period ended September 30, 2015 consisted of $2.2 million from sales of PacBio RS II instruments and $5.4 million from sales of consumables, compared to $3.5 million from sales of instruments and $3.3 million from sales of consumables for the same period during 2014. The decrease in instrument revenue reflects the fact that some of our instruments installed during the third quarter of 2015 were placed under operating leases. Revenue from these transactions is recognized over the term of the leases in service and other revenue. The increase in consumable sales is primarily attributable to a larger installed base and higher utilization of installed instruments by our customers. We expect product revenue to increase significantly in 2016 as compared to 2015, based on early interest in Sequel Systems and anticipated sales of Sequel Systems to Roche.

Service and other revenue of $2.8 million and $2.2 million for the three-month periods ended September 30, 2015 and 2014, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million and $1.7 million for the three-month period ended September 30, 2015 and 2014, respectively, from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. The additional revenue of $1.9 million recognized for the three-month period ended September 30, 2015 reflects the revised amortization period based on increased certainty of the estimated development time period. Contractual revenue for the three-month period ended September 30, 2014 also included our earning of a $10.0 million milestone pursuant to the Roche Agreement. Although there can be no assurance, we expect to earn the remaining $20 million associated with the final development milestone during the fourth quarter of 2015, and as a result our net loss for the year ended December 31, 2015 is expected to be approximately half of the net loss for the year ended December 31, 2014.

Gross Profit

Gross profit for the third quarter of 2015 was $6.6 million, resulting in a gross margin of 47.1%, compared to gross profit of $13.2 million and a gross margin of 63.8% for the third quarter of 2014. The decrease in gross profit and margin was primarily driven by the $10.0 million Roche milestone payment recognized in the third quarter of 2014.

Cost of product revenue was $5.1 million for the three-month period ended September 30, 2015, compared to cost of product revenue of $5.6 million for the same period during 2014. Cost of service and other revenue for the three-month period ended September 30, 2015 remained essentially flat compared to the same period during 2014, as the cost of service per instrument decreased year over year.

For the fourth quarter of 2015, we expect to record a gross margin of approximately seventy percent, as we anticipate recording $20 million of gross profit associated with the final development milestone under the Roche Agreement.

Research and Development Expense

During the three-month period ended September 30, 2015, research and development expense increased by $4.5 million, or 38%, compared to the same period during 2014. The increase in research and development expense was primarily attributed to an increase of $2.6 million in product development costs related to the launch of the Sequel System, and an increase of $2.2 million in compensation related expenses resulting from increased headcount and higher stock-based compensation expense, partially offset by a decrease of $0.5 million in facility rent expenses resulting from lease amendments. Research and development expense included stock-based compensation expense of $1.2 million and $0.9 million during the three-month periods ended September 30, 2015 and 2014, respectively.

We anticipate the current level of quarterly research and development expenses to continue for the remainder of 2015.

Sales, General and Administrative Expense

During the three-month period ended September 30, 2015, selling, general and administrative expense increased by $0.9 million, or 9%, compared to the same period during 2014. The increase in sales, general and administrative expense was primarily attributed to an increase of $1.4 million in compensation-related expenses resulting from increased headcount and higher stock-based compensation expense, partially offset by a decrease of $0.4 million in facility rent expenses resulting from lease amendments. Sales, general and administrative expense included stock-based compensation expense of $1.7 million and $1.3 million during the three-month periods ended September 30, 2015 and 2014, respectively.

We expect sales, general and administrative expenses to increase sequentially in the fourth quarter of 2015 due to expenses associated with the achievement of the final development milestone under the Roche Agreement.

Gain on lease amendments

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we are eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the last $5.0 million payment.

If we did not obtain or waive receipt of an architectural approval and a change of use permit with respect to our proposed new premises at 1315 O’Brien Drive, Menlo Park, California (collectively, the “Use CUPs”) by September 30, 2015, (i) the Existing Landlord would have had  no obligation to make the Landlord Payments, (ii) the amendments of the term for the existing leases would have been of no further force or effect, (iii) the period for our delivery of option notices with respect to extended terms in the applicable existing leases would have been extended until October 15, 2015, (iv) the rent abatement would have been terminated and repaid by us, and (v) certain related terms and conditions of the Lease Amendment Agreement would have been of no further force or effect. However, on September 1, 2015 the permitting process related to the Use CUPs was completed and the related contingencies satisfied. As a result, our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million Landlord Payments became receivable, any associated financing obligation was revalued, and the accrual relating to the previously abated rent was released. In connection with this, future rent expense associated with these leases was reduced to zero and we recorded $23.0 million in “Gain on lease amendments” in the condensed consolidated statements of operations and comprehensive income (loss) during the third quarter of 2015. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, $10.0 million was recorded as a short term receivable in “Prepaid and Other Current Assets” and the final $5.0 million was recorded in “Other Long-term Assets” as of September 30, 2015. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.  Due to the one-time gain on lease amendments, we recorded our first profitable quarter for our quarter ended September 30, 2015. We do not anticipate that we will otherwise achieve profitability in the near term.

Interest Expense

Interest expense for the three-month period ended September 30, 2015 remained flat compared to the same period during 2014. Interest expense related primarily to the debt facility entered into in February 2013.

Comparison of the Nine-month Periods Ended September 30,  2015 and 2014

	Nine-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2015	2014
	(unaudited)
Revenue:
Product revenue	$27,703	$22,376	$5,327	24%
Service and other revenue	8,010	6,226	1,784	29%
Contractual revenue	20,788	15,088	5,700	38%
Total revenue	56,501	43,690	12,811	29%
Cost of Revenue:
Cost of product revenue	23,289	19,048	4,241	22%
Cost of service and other revenue	6,228	5,678	550	10%
Total cost of revenue	29,517	24,726	4,791	19%
Gross profit	26,984	18,964	8,020	42%
Operating Expense:
Research and development	45,688	35,899	9,789	27%
Sales, general and administrative	32,411	28,025	4,386	16%
Gain in lease amendments	(23,043)	—	(23,043)
Total operating expense	55,056	63,924	(8,868)	(14%)
Operating loss	(28,072)	(44,960)	16,888	38%
Interest expense	(2,153)	(2,103)	(50)	(2%)
Other expense, net	(62)	(122)	60	49%
Net loss	$(30,287)	$(47,185)	$16,898	36%

Revenue

Total revenue for the nine-month period ended September 30, 2015 was $56.5 million compared to $43.7 million for the same period during 2014.

Product revenue during the nine-month period ended September 30, 2015 consisted of $13.5 million from sales of PacBio RS II instruments and $14.2 million from sales of consumables, compared to $13.5 million from sales of instruments and $8.9 million from sales of consumables for the same period during 2014. The increase in consumable sales is primarily attributable to a larger installed instrument base and higher utilization of installed instruments by our customers.

Service and other revenue of $8.0 million and $6.2 million for the nine-month periods ended September 30, 2015 and 2014, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue includes $10.8 million and $5.1 million for the nine-month periods ended September 30, 2015 and 2014, respectively, from the amortization of the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. This reflects three quarters of amortization where the additional revenue of $5.7 million for the nine-month period ended September 30, 2015 reflects the increased certainty of the estimated development time period. We achieved the first development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the nine-month period ended September 30, 2014. We achieved the second development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the nine-month period ended September 30, 2015.

Gross Profit

Gross profit increased by $8.0 million to $27.0 million for the nine-month period ended September 30, 2015, resulting in a gross margin of 48.0%, compared to gross profit of $19.0 million and a gross margin of 43.4% for the nine-month period ended September 30, 2014. Both gross profit and gross margin in 2015 have increased over the same period in 2014 as a result of the growth of higher margin consumables revenue and the additional $5.7 million contractual revenue recognized in the third quarter of 2015.

Cost of product revenue increased to $23.3 million for the nine-month period ended September 30, 2015, compared to cost of product revenue of $19.0 million for the same period during 2014. Cost of service and other revenue for the nine-month period ended September 30, 2015 remained essentially flat compared to the same period during 2014, as the cost of service per instrument decreased year over year.

Research and Development Expense

During the nine-month period ended September 30, 2015, research and development expense increased by $9.8 million, or 27%, compared to the same period during 2014. The increase in research and development expense was primarily attributed to an increase of $5.4 million in product development costs related to the launch of the Sequel System, and an increase of $5.0 million in compensation related expenses resulting from increased headcount and higher stock-based compensation expense. Research and development expense included stock-based compensation expense of $3.7 million and $2.6 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

Sales, General and Administrative Expense

During the nine-month period ended September 30, 2015, selling, general and administrative expense increased by $4.4 million, or 16%, compared to the same period during 2014. The increase in sales, general and administrative expense was primarily attributed to an increase of $3.8 million in compensation related expenses resulting from increased headcount and higher stock-based compensation expense. Sales, general and administrative expense included stock-based compensation expense of $5.2 million and $3.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively.

Interest Expense

Interest expense for the nine-month period ended September 30, 2015 remained flat compared to the same period during 2014. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, including our current “at-the-market” offering program, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash, cash equivalent and investments at September 30, 2015 totaled $58.9 million, compared to $101.3 million at December 31, 2014.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the transition to our new facilities in Menlo Park, California; and other factors.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of our instruments and consumables, and support functions related to our selling, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2015 and 2014 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $47.2 million of cash from operating activities for the nine-month period ended September 30, 2015, compared to cash usage of $36.1 million for the corresponding period in 2014. The cash used in operating activities for the nine-month period ended September 30, 2015 was due primarily to a net loss of $30.3 million adjusted for non-cash items such as stock-based compensation of $9.8 million, depreciation of $2.7 million, amortization of debt discount and financing costs of $0.7 million and the non-cash portion relating to the gain on lease amendments of $3.0 million. Additionally, changes in operating assets included a $15.0 million increase relating to the Landlord Payments associated with the Lease Amendment Agreement and an increase in inventory of $2.0 million. Changes in operating liabilities included a reduction in deferred revenue of $10.5 million. The cash used in operating activities for the nine-month period ended September 30, 2014 was due primarily to a net loss of $47.2 million, partially offset by a stock-based compensation of $6.9 million and depreciation and amortization of $3.9 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities. We received $31.0 million and $21.1 million of cash from investing activities for the nine-month periods ended September 30, 2015 and 2014, respectively.  The receipt of cash of $31.0 million from investing activities for the nine-month period ended September 30, 2015 was due primarily to net maturities and sales of investments of $33.2 million and net purchases of property and equipment of $2.1 million. The receipt of cash of $21.1 million from investing activities for the nine-month period ended September 30, 2014 was due primarily to net maturities of investments of $22.2 million, partially offset by purchases of property and equipment of $1.1 million.

Financing Activities

We received $6.9 million and $24.1 million of cash from financing activities during the nine-month periods ended September 30, 2015 and 2014, respectively. The receipt of cash of $6.9 million from financing activities during the nine-month period ended September 30, 2015 was due primarily to $5.5 million from the issuance of common stock through our equity compensation plans and net proceeds of $1.4 million from our common stock “at-the-market” offering program. The receipt of cash of $24.1 million from financing activities during the nine-month period ended September 30, 2014 was due primarily to net proceeds of $20.8 million from our common stock “at-the-market” offering and $3.3 million from the issuance of common stock through our equity compensation plans. As of September 30, 2015, $28.5 million of common stock remained available for future sales under our common stock “at-the-market” offering program; however, we are not obligated to make any sales under this program.

Capital Resources

In November 2014, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, units or debt securities. On November 21, 2014, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three-year period following the effective date.  As of September 30, 2015, $28.5 million of common stock remained available for future sales under our common stock “at-the-market” offering program; however, we are not obligated to make any sales under this program.

From October 1, 2015 through November 2, 2015, we issued 2.7 million shares of our common stock at an average price of $7.43 per share through our “at-the-market” offering, resulting in net proceeds of $19.5 million.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and we issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter, and the facility agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

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

Contractual Obligations

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we are eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the last $5.0 million payment.

On September 1, 2015 the permitting process related to the Use CUPs was completed and the related contingencies satisfied. As a result, our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million Landlord Payments became receivable, any associated financing obligation was revalued, and the accrual relating to the previously abated rent was released. In connection with this, future rent expense associated with these leases was reduced to zero and we recorded $23.0 million in “Gain on lease amendments” in the condensed consolidated statements of operations and comprehensive income (loss) during the third quarter of 2015. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, $10.0 million was recorded as a short term receivable in “Prepaid and Other Current Assets” and the final $5.0 million was recorded in “Other Long-term Assets” as of September 30, 2015. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements.  Base monthly rent shall be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We are required to pay $2,340,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months, and the operating expenses for the first month, after the rent abatement period. We were also required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015. The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of September 30, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30,  2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our first commercial product launched in 2011 and we have limited sales to date and as such, we have limited historical financial data upon which to base our projected revenue, planned operating expense or upon which to evaluate us and our commercial prospects. In September 2015, we announced a new nucleic acid sequencing platform, the SequelTM System.  We have not yet commenced deliveries of the Sequel System. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

•	drive adoption of our current and future products, including the Sequel System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop, manufacture and commercialize new products or achieve an acceptable return, on our research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our existing or future products;
•	scale our manufacturing activities to meet potential demand at a reasonable cost;
•	avoid infringement and misappropriation of third-party intellectual property;
•	obtain licenses to third-party intellectual property on commercially reasonable terms;
•	obtain valid and enforceable patents that give us a competitive advantage;
•	protect our proprietary technology; and
•	attract, retain and motivate qualified personnel.

In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. We achieved profitability for the quarter ended September 30, 2015 largely as a result of a gain on lease amendments and, even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our proprietary Single Molecule, Real-Time (SMRT) technology for use in a variety of life science and other applications. There can be no assurance that we will be successful in securing additional customers for our products. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect, that they will reach their full potential or that they will be receptive to our recently-announced Sequel Systems. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products by academic, government and clinical laboratories and pharmaceutical, diagnostic, biotechnology and agriculture companies, among others, across the full range of our intended life science and other applications. If the market for our products grows more slowly than anticipated, if we are unable to successfully scale the manufacturing of new products to meet demand, if competitors develop better or more cost-effective products or if we are unable to further grow our customer base, our current and future sales and revenue would be materially harmed and our business may not succeed.

If we are unable to successfully develop and timely manufacture Sequel Systems, including related consumables, our business may be adversely affected.

The commercial success of the Sequel System depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of or any defects in the Sequel System, including  related  consumables such as SMRT Cells and reagents.  Should we face delays in the manufacturing process of Sequel instruments or consumables then the timing and success of the rollout of the Sequel System may be significantly impacted, which may negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System. We anticipate our yields on the manufacturing of the new SMRT Cells may initially be below our desired levels and we may also experience manufacturing delays, product defects, or SMRT Cell variability, any of which could negatively impact our ability to sell Sequel Systems or result in other adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have an adverse effect on our brand, business, financial condition, and operating results. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If the rollout of the Sequel System is delayed or is not successful, we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be adversely affected.

Our development and commercialization of our current and future products, including those related to our arrangement with Roche, may not result in the benefits we anticipate, and could have a material adverse effect on our business, financial condition and results of operations.

We entered into an agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd. (“Roche”), pursuant to which we are developing and expect to manufacture products for certain clinical research uses and, ultimately, for use in human in vitro diagnostics, including sequencing systems and consumables based on our proprietary SMRT technology

and our Sequel System.   We are engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to achieve additional milestone revenue from Roche, or develop and manufacture future products as provided by the terms of the Roche Agreement or that Roche will be able to commercialize and sell the products developed or supplied under the Roche agreement. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of products under the Roche Agreement and result in time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the products developed or supplied under the Roche Agreement. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products, the successful commercialization of our products for clinical use would be materially and adversely affected.

If we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of the Sequel System and other future products may lead to our limiting or ceasing development of further enhancements to our existing products, as we focus our resources on the new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as customers or potential customers may delay or cancel orders of existing products in anticipation of new products and we may also be required to decrease prices for our existing products.  We could incur significant costs in completing the transition, including costs of inventory write-downs of RS II products as customers or potential customers transition to the new Sequel System.  If we do not successfully manage this product transition, our business, reputation and financial condition may be materially adversely harmed.

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

In order to successfully derive revenue from our products, we need to supply our customers with products that meet their specifications, quality requirements and expectations. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells and we will be manufacturing a new version of our SMRT Cells for the Sequel System. We anticipate our yields on the manufacturing of the new SMRT Cells may initially be below our desired levels and we may also experience manufacturing delays, product defects, or SMRT Cell variability. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specifications that may be developed pursuant to the Roche Agreement. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business, financial condition and results of operations.

Rapidly changing technology in life sciences and diagnostics could make the products we are developing obsolete unless we continue to develop and commercialize new and improved products and pursue new market opportunities.

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas where the market demand is unproven, and new products and services developed by us may not gain market acceptance. Our inability to develop and introduce new products and to gain market acceptance of the Sequel System and other new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing the Sequel System or other new or improved products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results.

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

In addition, at the election of the holders representing a majority of the aggregate principal amount of the outstanding notes issued pursuant to our existing debt agreement, the holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as payment of the notes. This right is subject to certain exceptions set forth in our existing debt agreement.  To the extent we raise additional capital in the future through the sale of common stock under our “at the market” offering or through other financing activities, we may be obligated, at the election of the holders of the notes, to pay 25% of the net proceeds from any such financing activities as payment of the notes.

Our products are highly complex and have recurring support requirements.

In light of the highly complex technology involved in our products, there can be no assurance that we will be able to manufacture and commercialize our products on a timely basis or continue providing adequate support for our products. Our customers have in the past experienced reliability issues with our products. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We generally deliver our sequencing instruments with one year of service included in the purchase price and offer additional years of service for an additional fee. If our service and support costs increase, our business and operations may be adversely affected.

Our products could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Products using our SMRT technology are complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for, any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating margins. In addition, such defects or errors could lead to the filing of product liability claims against us or against third parties who we may have an obligation to indemnify against such claims, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our business from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a serious adverse effect on our business, financial condition and results of operations.

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

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may not receive revenue from these orders, especially due to the introduction of the Sequel System, and the order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control. If we delay fulfilling customer orders or if customers reconsider their orders due to the introduction of the Sequel System, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we perform periodic evaluations of our internal control over financial reporting. While we have in the past performed this evaluation and concluded that our internal control over financial reporting was operating effectively, there can be no assurance that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered.  In addition, if we are unable to produce accurate financial statements on a timely basis, investors could lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

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

The sales cycle for our sequencing instruments is lengthy because they are a major capital item and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price.  Such fluctuations also mean that investors may not be able to rely upon our operating results in any particular period as an indication of future performance.  Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period.  We cannot be sure what the sales cycle will be for the Sequel System.  In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

Our ability to successfully manage our transition to our proposed new headquarters could result in a material adverse effect on our business or operations if we underestimate the costs of the transition, experience delays or quality issues with our manufacturing, or if internal measures to mitigate these risks are not effective.

We are in the process of transitioning to our proposed new headquarters in Menlo Park, California. The successful transition of our headquarters, including the transition of our manufacturing facilities, is largely dependent upon the cooperation and continued performance of both our current and future landlords, as well as third-party contractors who will prepare certain shell improvements and tenant improvements. During the transition period, we must establish procedures to ensure that our current and future manufacturing facilities meet our quality standards while maintaining a reasonable cost structure.  In addition, after our new manufacturing facilities have been qualified, it may take a considerable period of time to commence volume production.  We may need to devote significant expenses and resources in connection with the transition, and there is no assurance that we can manage the transition successfully. If the transition does not go as expected, in addition to other issues noted above, we could experience delayed shipments of products, unexpected cost overruns or quality issues, each of which could have a material adverse effect on our business, operating results and business reputation. In addition, in the event that we breach any of our current Menlo Park facility real property leases and fail to cure such breach within the time permitted, the landlord would have no obligation to make the final $5.0 million payment due to us under the leases, as amended, as consideration for our agreement to amend the leases.

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

•	we or our partners may not adequately protect our trade secrets;
•	we may not develop additional proprietary technologies that are patentable; or
•	the patents of others may limit our freedom to operate and prevent us from commercializing our technology in accordance with our plans.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche has certain access to our trade secrets and other proprietary information pursuant to the Roche Agreement, subject to the confidentiality provisions thereof; however, Roche has also developed and commercializes its 454 Life Sciences sequencing systems and is developing alternative and potentially competing sequencing products through its acquisition of Genia Technologies. There can be no assurance, however, that such measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements of technological innovations by us or our competitors;
•	announcements by our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	overall conditions in our industry and market;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts; and
•	general economic and market conditions.

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

In addition, if our existing stockholders sell, or indicate an intent to sell, a large number of shares of our common stock in the public market, it could cause our stock price to fall.  We may also issue shares of common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance would result in dilution to our existing stockholders and could cause our stock price to fall.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 5, 2015	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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