Form 10-Q
period 2016-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2016-05-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2016:  87,168,677

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands except par value amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$20,080	$33,629
Investments	71,451	48,641
Accounts receivable	8,009	5,245
Inventory	12,162	10,955
Prepaid expenses and other current assets	7,351	12,071
Total current assets	119,053	110,541
Property and equipment, net	9,093	8,548
Long-term restricted cash	4,500	4,500
Other long-term assets	7,529	7,518
Total assets	$140,175	$131,107

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,734	$4,749
Accrued expenses	12,201	15,551
Deferred service revenue, current	6,371	6,815
Deferred contractual revenue, current	7,260	10,822
Other liabilities, current	1,444	241
Total current liabilities	32,010	38,178
Deferred service revenue, non-current	882	1,143
Deferred contractual revenue, non-current	1,278	1,312
Other liabilities, non-current	1,462	1,386
Notes payable	15,216	14,948
Financing derivative	551	600
Total liabilities	51,399	57,567

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 86,986 shares at March 31, 2016 and 79,983 shares at December 31, 2015	87	80
Additional paid-in capital	821,169	786,636
Accumulated other comprehensive income (loss)	41	(7)
Accumulated deficit	(732,521)	(713,169)
Total stockholders’ equity	88,776	73,540
Total liabilities and stockholders’ equity	$140,175	$131,107

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands, except per share amounts)	2016	2015
Revenue:
Product revenue	$12,379	$11,308
Service and other revenue	3,152	2,741
Contractual revenue	3,596	3,596
Total revenue	19,127	17,645
Cost of revenue:
Cost of product revenue	6,880	9,732
Cost of service and other revenue	2,743	1,986
Total cost of revenue	9,623	11,718
Gross profit	9,504	5,927
Operating expense:
Research and development	16,361	14,483
Sales, general and administrative	11,708	10,772
Total operating expense	28,069	25,255
Operating loss	(18,565)	(19,328)
Interest expense	(779)	(697)
Other expense, net	(8)	(148)
Net loss	(19,352)	(20,173)
Other comprehensive loss:
Unrealized gain on investments	48	7
Comprehensive loss	$(19,304)	$(20,166)

Net loss per share:
Basic and diluted net loss per share	$(0.23)	$(0.27)
Shares used in computing basic and diluted net loss per share	83,604	74,149

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(19,352)	$(20,173)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	848	908
Amortization of debt discount and financing costs	268	220
Stock-based compensation	4,581	3,255
Other items	74	(69)
Changes in assets and liabilities
Accounts receivable	(2,865)	(1,881)
Inventory	(2,119)	(2,122)
Prepaid expenses and other assets	4,709	43
Accounts payable	(39)	983
Accrued expenses	(3,350)	(2,003)
Deferred service revenue	(705)	609
Deferred contractual revenue	(3,596)	(3,596)
Other liabilities	1,279	(85)
Net cash used in operating activities	(20,267)	(23,911)
Cash flows from investing activities
Purchase of property and equipment	(457)	(717)
Disposal of property and equipment	111	—
Purchase of investments	(43,383)	(25,265)
Sales of investments	4,949	6,817
Maturities of investments	15,539	34,464
Net cash provided by (used in) investing activities	(23,241)	15,299
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,423	2,434
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	26,536	—
Net cash provided by financing activities	29,959	2,434
Net decrease in cash and cash equivalents	(13,549)	(6,178)
Cash and cash equivalents at beginning of period	33,629	36,449
Cash and cash equivalents at end of period	$20,080	$30,271

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$912	$—

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our,”) designs, develops and manufactures sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) Sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage, and is the only DNA sequencing technology that provides the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple, fast, end-to-end workflow for SMRT Sequencing.

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel™ System, which will provide higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Technology.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2015 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. Certain prior year amounts in the Financial Statements and notes thereto have been reclassified to conform to the current year’s presentation. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

(in thousands)	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$12,031	$—	$—	$12,031	$22,034	$—	$—	$22,034
Commercial paper	—	8,049	—	8,049	—	8,595	—	8,595
US government & agency securities	—	—	—	—	—	3,000	—	3,000
Total cash and cash equivalents	12,031	8,049	—	20,080	22,034	11,595	—	33,629

Investments:
Commercial paper	—	22,232	—	22,232	—	15,903	—	15,903
Corporate debt securities	—	6,838	—	6,838	—	1,265	—	1,265
US government & agency securities	—	41,084	—	41,084	—	28,136	—	28,136
Asset backed securities	—	1,297	—	1,297	—	3,337	—	3,337
Total investments	—	71,451	—	71,451	—	48,641	—	48,641
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$16,531	$79,500	$—	$96,031	$26,534	$60,236	$—	$86,770

Liabilities
Financing derivative	$—	$—	$551	$551	$—	$—	$600	$600
Total liabilities measured at fair value	$—	$—	$551	$551	$—	$—	$600	$600

We classify our cash deposits and money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. We classify our investments as Level 2 instruments based on market pricing and other observable inputs. We did not classify any of our investments within Level 3 of the fair value hierarchy.

During the three-month periods ended March 31,  2016 and 2015, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6. Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the estimated fair value of the Financing Derivative during the three-month period ended March 31, 2016 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2015	$600
Gain on change in estimated fair value	(49)
Balance as of March 31, 2016	$551

During the three-month period ended March 31, 2016 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to our established practice.

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

We determined the estimated fair value of the Notes (as defined in Note 6. Notes Payable) using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  weighted average market yield of 13.3% and 13.5% at March 31, 2016 and December 31, 2015, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$18,278	$15,216	$18,037	$14,948

Net Loss per Share

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2016	2015
Options outstanding	22,542	18,796
Warrants to purchase common stock	1,682	5,500

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU’) No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). ASU 2015-11 is effective for annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. The new guidance must be applied prospectively after the date of adoption. We have elected to early adopt ASU 2015-11 effective for the three-month period ended March 31, 2016, as permitted by the standard. The early adoption of this update did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or the cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We are currently evaluating the new guidance to determine the impact it may have to our condensed consolidated financial statements.

NOTE 3. CONTRACTUAL REVENUE

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognize revenue under this agreement using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million has been recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million has been recognized as contractual revenue for each of the four quarters of 2015 and for the first quarter of 2016.

Further, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month period ended June 30, 2015 and December 31, 2015, respectively.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$12,031	$—	$—	$12,031
Commercial paper	8,049	—	—	8,049
Total cash and cash equivalents	20,080	—	—	20,080
Investments:
Commercial paper	22,227	7	(2)	22,232
Corporate debt securities	6,836	3	(1)	6,838
Asset backed securities	1,297	—	—	1,297
US government & agency securities	41,050	34	—	41,084
Total investments	71,410	44	(3)	71,451
Total cash, cash equivalents and investments	$91,490	$44	$(3)	$91,531

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$22,034	$—	$—	$22,034
Commercial paper	8,595	—	—	8,595
US government & agency securities	3,000	—	—	3,000
Total cash and cash equivalents	33,629	—	—	33,629
Investments:
Commercial paper	15,903	2	(2)	15,903
Corporate debt securities	1,266	—	(1)	1,265
Asset backed securities	3,337	—	—	3,337
US government & agency securities	28,142	4	(10)	28,136
Total investments	48,648	6	(13)	48,641
Total cash, cash equivalents and investments	$82,277	$6	$(13)	$82,270

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2016:

(in thousands)	Fair Value
Due in one year or less	$79,500

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

As of March 31, 2016 and December 31, 2015,  our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2016	2015
Purchased materials	$4,633	$4,041
Work in process	4,799	3,576
Finished goods	2,730	3,338
Inventory	$12,162	$10,955

NOTE 6. NOTES PAYABLE

Pursuant to a Facility Agreement (the “Facility Agreement”) we entered into with entities affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield”) during February 2013, we issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013. In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). During the three-month period ended March 31, 2016, warrants to purchase 3,818,000 shares of common stock were exercised. As of March 31, 2016, we had outstanding exercisable warrants to purchase an aggregate of 1,682,000 shares of common stock. In addition, the Facility Agreement requires us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted to Deerfield a security interest in substantially all of our property.

The Facility Agreement has a maximum term of seven years from inception.  Subsequent to the date of the Facility Agreement, at the election of the holders of Notes representing a majority of the aggregate principal amount of the outstanding Notes, the Notes holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as payment of the Notes. This right is subject to certain exceptions set forth in the Facility Agreement. The holders of Notes have waived this right with respect to our sales of stock under our current “at-the-market” offering. The Notes holders have the option to require us to repay the Notes if we complete a Major Transaction (as defined in the Facility Agreement), including a change of control or a sale of all or substantially all of our assets. Additionally, the principal balance of the Facility Agreement may become immediately due and payable upon an Event of Default (as defined in the Facility Agreement), in which case the Notes holders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement does not provide for a prepayment of the Notes at our option.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 13.3% and 13.5% weighted average market yield at March 31, 2016 and December 31, 2015, respectively.  The estimated fair value of the

Financing Derivative as of both March 31, 2016 and December 31, 2015 was $0.6 million.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of March 31, 2016 and December 31, 2015,  a  debt discount of $5.2 million and $5.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

NOTE 7.  LEASES

In December 2009 we entered into a lease agreement for a manufacturing and office facility in Menlo Park. In order for the facility to meet our needs and operating requirements, substantial tenant improvements, including improvements to the structural elements and principal operating systems of the facility, were necessary. The lessor provided a tenant improvement allowance of $1.8 million to apply towards the necessary improvements and we remained obligated for additional amounts over the afforded allowance. Due to our involvement in and the nature of the renovations made to the facility and our obligations to fund the costs of renovations exceeding the incentives afforded to us, we account for the facility as if we are the owner. Accordingly, we recorded $3.0 million of building and leasehold improvement assets, reflecting the $1.2 million fair value of the facility prior to commencing renovations and the $1.8 million of landlord incentives within property and equipment, net and a corresponding liability recorded to facility financing obligation.

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, were $1.5 million and $1.4 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permitting process related to an architectural approval and a change of use permit with respect to our proposed new premises at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015 and the second $5.0 million Landlord Payment was received in February 2016. At March 31, 2016, the third $5.0 million Landlord Payment was recorded as a short term receivable in “Prepaid Expenses and Other Current Assets” and the final $5.0 million was recorded in “Other Long-term Assets” in the condensed consolidated balance sheets. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. Based on the currently agreed construction schedule, the O’Brien Lease will commence no earlier than June 15, 2016 and we believe that substantial completion of the improvements will occur no earlier than August 1, 2016. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2,160,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both March 31, 2016 and December 31, 2015.  The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

Under the O’Brien Lease, we expect to pay approximately $80 million in rent and $24 million in operating expenses over the expected lease term. In addition to the lease payments, we are also required to reimburse the landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature. These future expenditures are expected to be partially offset by the $10.0 million of future Landlord Payments from our Existing Landlord as described above.

NOTE 8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

During the three-month period ended March 31, 2016, we issued 3.1 million shares of our common stock at an average price of $8.80 per share through our “at-the-market” offering, resulting in net proceeds of $26.5 million. As of March 31, 2016,  $2.6 million of common stock remained available for future sales; however, we are not obligated to make any such sales under this program.

Subject to certain exceptions set forth in our existing Facility Agreement, holders of our Notes may elect to receive 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes, to be applied first to accrued and unpaid interest and second to principal. However, in February 2016 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our current “at-the-market” offering.

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

During the three-month period ended March 31, 2016, warrants to purchase 3,818,000 shares of common stock were net exercised, resulting in approximately 3.0 million shares issued. The cashless exercise of the above warrants did not result in any additional funds being collected.

As of March 31, 2016, we had outstanding exercisable warrants to purchase an aggregate of 1,682,000 shares of common stock.

Equity Plans

As of March 31, 2016, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the three-month period ended March 31, 2016  (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2015	5,814	19,468	$0.70 – 16.00	$5.69
Additional shares reserved	4,799
Options granted	(3,388)	3,388	7.87 – 12.85	8.69
Options exercised	—	(245)	0.70 – 7.59	3.11
Options canceled	69	(69)	1.16 – 12.85	5.52
Balances, March 31, 2016	7,294	22,542	$0.70 – 16.00	$6.17

Shares issued under our ESPP totaled 668,566 and 532,217 shares during the three-month periods ended March 31,  2016 and 2015, respectively.  As of March 31, 2016,  1,328,736 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2016	2015
Cost of revenue	$499	$298
Research and development	1,910	1,255
Sales, general and administrative	2,172	1,702
Total stock-based compensation expense	$4,581	$3,255

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
Stock Option	2016	2015
Expected term in years	6.1	6.1
Expected volatility	70%	70%
Risk-free interest rate	1.5%	1.6%
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
ESPP	2016	2015
Expected term in years	0.5-2.0	0.5-2.0
Expected volatility	70%	70%
Risk-free interest rate	0.5%-0.9%	0.1%-0.6%
Dividend yield	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) Sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage, and is the only DNA sequencing technology that provides the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple, fast, end-to-end workflow for SMRT Sequencing.

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the SequelTM System, which will provide higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Technology.

Basis of Presentation

Revenue

During the three- month periods ended March 31, 2016 and 2015, product revenue was primarily derived from the sale of Sequel and RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue was derived from the quarterly amortization from the non-refundable up-front payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement.

In addition, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month period ended June 30, 2015 and December 31, 2015, respectively.

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

Manufacturing overhead is predominantly comprised of labor costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense.

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

Income Taxes

Except for the three-month period ended September 30, 2015, we have incurred net losses in every quarter since inception and have not recorded any U.S. federal or state income tax benefits for such losses as they have been fully offset by valuation allowances.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Comparison of the three-month periods ended March 31, 2016 and 2015

	Three-Month Periods Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2016	2015
	(unaudited)
Revenue:
Product revenue	$12,379	$11,308	$1,071	9%
Service and other revenue	3,152	2,741	411	15%
Contractual revenue	3,596	3,596	—	0%
Total revenue	19,127	17,645	1,482	8%
Cost of Revenue:
Cost of product revenue	6,880	9,732	(2,852)	(29%)
Cost of service and other revenue	2,743	1,986	757	38%
Total cost of revenue	9,623	11,718	(2,095)	(18%)
Gross profit	9,504	5,927	3,577	60%
Operating Expense:
Research and development	16,361	14,483	1,878	13%
Sales, general and administrative	11,708	10,772	936	9%
Total operating expense	28,069	25,255	2,814	11%
Operating income (loss)	(18,565)	(19,328)	763	4%
Interest expense	(779)	(697)	(82)	(12%)
Other expense, net	(8)	(148)	140	95%
Net income (loss)	$(19,352)	$(20,173)	$821	4%

Revenue

Total revenue for the three-month period ended March 31, 2016 was $19.1 million compared to $17.6 million for the same period during 2015.

Product revenue during the three-month period ended March 31, 2016 consisted of $7.8 million from sales of Sequel and RS II instruments and $4.6 million from sales of consumables, compared to $7.0 million from sales of RS II instruments and $4.3 million from sales of consumables for the same period during 2015.  Most of the instrument revenue recognized for the three-month period ended March 31, 2016 stemmed from Sequel instrument installations. The increase in consumable sales is primarily attributable to a larger installed base of instruments. We expect product revenue to increase in 2016 as compared to 2015. In addition, going forward, we expect almost all of our new installations to be Sequel Systems.

Service and other revenue of $3.2 million and $2.7 million for the three-month periods ended March 31, 2016 and 2015, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to a larger installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million in each of the three-month periods ended March 31, 2016 and 2015 from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement.

Gross Profit

Gross profit for the first quarter of 2016 was $9.5 million, resulting in a gross margin of 49.7%, compared to gross profit of $5.9 million and a gross margin of 33.6% for the same period during 2015. The increase in gross profit and margin was primarily driven by a shift from sales of RS II instruments in the first quarter of 2015 to sales of higher margin Sequel instruments which were launched in the fourth quarter of 2015.

Cost of product revenue was $6.9 million for the three-month period ended March 31, 2016, compared to cost of product revenue of $9.7 million for the same period during 2015. Cost of service and other revenue for the three-month period ended March 31, 2016 was $2.7 million for the three-month period ended March 31, 2016, compared to $2.0 million for the same period during 2015. The increase in cost of service and other revenue was primarily driven by the increased material and labor costs associated with supporting instruments.

Research and Development Expense

During the three-month period ended March 31, 2016, research and development expense increased by $1.9 million, or 13%, compared to the same period during 2015. The increase in research and development expense was primarily attributed to an increase of $1.9 million in compensation expenses including that from stock-based compensation expense. This expense increase resulted from a growth in headcount required to continue the product development and enhancement of the Sequel product line. Research and development expense included stock-based compensation expense of $1.9 million and $1.3 million during the three-month periods ended March 31, 2016 and 2015, respectively.

We forecast our research and development expense for the full year 2016 to be approximately 10% higher than in 2015.

Sales, General and Administrative Expense

During the three-month period ended March 31, 2016, selling, general and administrative expense increased by $0.9 million, or 9%, compared to the same period during 2015. The increase in sales, general and administrative expense was primarily attributed to an increase in compensation related expenses including higher stock-based compensation expense. The increase in compensation was driven by a growth in the number of sales, marketing, field and office staff required to successfully support the growth of the Sequel System. Sales, general and administrative expense included stock-based compensation expense of $2.2 million and $1.7 million during the three-month periods ended March 31, 2016 and 2015.

We forecast our selling, general and administrative expense for the full year 2016 to be approximately 10% higher than in 2015.

Interest Expense

Interest expense for the three-month period ended March 31, 2016 remained flat compared to the same period during 2015. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, including our current “at-the-market” offering program, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash, cash equivalents and investments at March 31, 2016 totaled $91.5 million, compared to $82.3 million at December 31, 2015.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we may need to raise additional capital in the future. These expectations are based on our current operating and financing plans, including our current “at-the-market” offering, which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs and our collaboration agreement with Roche; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the transition to our new facilities in Menlo Park, California; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of our instruments and consumables, and support functions related to our selling, general and administrative activities. The net cash used for the three-month periods ended March 31,  2016 and 2015 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $20.3 million of cash from operating activities for the three-month period ended March 31, 2016, compared to cash usage of $23.9 million for the same period in 2015.

The cash used in operating activities for the three-month period ended March 31, 2016 was due primarily to a net loss of $19.4 million,  a reduction in deferred contractual revenue of $3.6 million, a decrease in accrued expenses of $3.4 million and an increase in accounts receivable of $2.9 million, partially offset by a decrease in prepaid expenses and other assets of $4.7 million, stock-based compensation of $4.6 million and depreciation of $0.8 million.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities. We had a net decrease in cash of  $23.2 million from investing activities for the three-month period ended March 31, 2016, compared to a net increase in cash of $15.3 million for the same period in 2015.

The cash used in investing activity for the three-month period ended March 31, 2016 was due primarily to net purchases of investments of $22.9 million and net purchases of property and equipment of $0.3 million.

The increase in net cash of $15.3 million from investing activities for the three-month period ended March 31, 2015 was due primarily to net sales and maturities of investments of $16.0 million, partially offset by purchases of property and equipment of $0.7 million.

Financing Activities

We had a net increase of $30.0 million in cash from financing activities for the three-month period ended March 31, 2016, compared to a net cash increase of $2.4 million for the same period in 2015.

The $30.0 million increase in cash during the three-month period ended March 31, 2016 was due primarily to net proceeds of $26.5 million from our common stock “at-the-market” offering program and $3.4 million from the issuance of common stock through our equity compensation plans.

The $2.4 million increase in cash for the three-month period ended March 31, 2015 was from the issuance of common stock through our equity plans.

Capital Resources

Common Stock “At-the-Market” Offering

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and the Company in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of March 31, 2016.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available-for-sale, and are, due to their relatively short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have any material negative impact on the value of our investment portfolio.

 FForeign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and currency balances. Our primary exposure is with the Euro. Actual gains and losses in the future may differ materially from the hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure; however, we do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our historical consolidated financial statements.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our first commercial product launched in 2011 and we have limited sales to date.  As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, we recently launched a new nucleic acid sequencing platform, the PacBio Sequel™ System but have made only limited deliveries of the Sequel System to-date. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the fiscal quarter ended September 30, 2015, this result was largely due to a one-time gain on lease amendments, we incurred a net loss for fiscal 2015 and for the current quarter, and, even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our proprietary Single Molecule, Real-Time (SMRT®) technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. There can be no assurance that we will be successful in securing additional customers for our products. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach. These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to our recently-launched Sequel System. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. If the market for our products grows more slowly than anticipated, if we are unable to successfully scale the manufacturing of new products to meet demand, if competitors develop better or more cost-effective products or if we are unable to further grow our customer base, our current and future sales and revenue would be materially harmed and our business may not succeed.

If we are unable to successfully develop and timely manufacture our products, including Sequel Systems and related consumables, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of the Sequel System depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents.  Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the rollout of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, which are being sourced from a prototype chip vendor, and we are in the process of transferring production to a high-volume manufacturer and may experience unanticipated delays or other issues. We anticipate that our yields on the manufacturing of the new SMRT Cells may initially be below desired levels and we may also experience manufacturing delays, product defects, or SMRT Cell variability, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers, including Roche, might choose not to purchase products from us. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of the Sequel System is delayed or is not successful, we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our new products could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, we anticipate that Roche may account for a significant percentage of our total revenue in the future if they commercialize products developed or supplied under the Roche Agreement. As a consequence, we would see a concentration of our customer base, and Roche’s purchasing behavior could cause our quarterly revenue and results of operations to fluctuate from quarter to quarter. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by Roche could materially affect our revenue and results of operations in any quarterly period. In such circumstances, the loss of Roche as customer, or a significant delay or reduction in its purchases, could materially harm our business, financial condition, results of operations and prospects.

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

In order to successfully derive revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells and we will be manufacturing a new version of our SMRT Cells for the Sequel System. We anticipate that our yields on the manufacturing of the new SMRT Cells may initially be below desired levels and we may also experience manufacturing delays, product defects, or SMRT Cell variability, especially as we transfer production of our SMRT Cells to a high-volume manufacturer. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specifications that may be developed pursuant to the Roche Agreement. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers, including Roche, might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business, financial condition and results of operations.

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

We intend to raise additional financing to fund our existing operations.  Equity and debt securities we issue may have rights senior to common stockholders and additional equity financing will dilute the holdings of current stockholders.

We intend to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement. We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. Fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors.

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

In addition, at the election of the holders representing a majority of the aggregate principal amount of the outstanding notes issued pursuant to our existing debt agreement, the holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as partial payment of the notes. This right is subject to certain exceptions set forth in our existing debt agreement. To the extent we raise additional capital in the future through the sale of common stock under any future “at- the- market” offering or through other financing activities, we may be obligated, at the election of the holders of the notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the notes.

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

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”), clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications, or those developed or supplied pursuant to our agreement with Roche, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we or our partners can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs, even if we attain profitability.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct diligence, and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Reputational harm could materially and adversely affect our business, financial condition or results of operations.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 5, 2016	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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