Form 10-Q
period 2016-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2016-08-04
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2016:  91,875,385

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands except par value amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$24,778	$33,629
Investments	77,692	48,641
Accounts receivable	10,427	5,245
Inventory	14,201	10,955
Prepaid expenses and other current assets	10,957	12,071
Total current assets	138,055	110,541
Property and equipment, net	11,188	8,548
Long-term restricted cash	4,500	4,500
Other long-term assets	7,628	7,518
Total assets	$161,371	$131,107

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$5,395	$4,749
Accrued expenses	16,329	15,551
Deferred service revenue, current	6,970	6,815
Deferred contractual revenue, current	3,697	10,822
Other liabilities, current	1,422	241
Total current liabilities	33,813	38,178
Deferred service revenue, non-current	952	1,143
Deferred contractual revenue, non-current	1,245	1,312
Other liabilities, non-current	1,532	1,386
Notes payable	15,496	14,948
Financing derivative	264	600
Total liabilities	53,302	57,567

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 90,687 shares at June 30, 2016 and 79,983 shares at December 31, 2015	91	80
Additional paid-in capital	858,946	786,636
Accumulated other comprehensive income (loss)	52	(7)
Accumulated deficit	(751,020)	(713,169)
Total stockholders’ equity	108,069	73,540
Total liabilities and stockholders’ equity	$161,371	$131,107

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenue:
Product revenue	$13,587	$8,825	$25,966	$20,133
Service and other revenue	3,564	2,518	6,716	5,259
Contractual revenue	3,596	13,596	7,192	17,192
Total revenue	20,747	24,939	39,874	42,584
Cost of revenue:
Cost of product revenue	7,115	8,438	13,995	18,170
Cost of service and other revenue	2,988	1,995	5,731	3,981
Total cost of revenue	10,103	10,433	19,726	22,151
Gross profit	10,644	14,506	20,148	20,433
Operating expense:
Research and development	17,522	15,043	33,883	29,526
Sales, general and administrative	11,192	10,821	22,900	21,593
Total operating expense	28,714	25,864	56,783	51,119
Operating loss	(18,070)	(11,358)	(36,635)	(30,686)
Interest expense	(795)	(715)	(1,574)	(1,412)
Other income (expense), net	366	138	358	(10)
Net loss	(18,499)	(11,935)	(37,851)	(32,108)
Other comprehensive loss:
Unrealized gain (loss) on investments	11	(4)	59	3
Comprehensive loss	$(18,488)	$(11,939)	$(37,792)	$(32,105)

Net loss per share:
Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.44)	$(0.43)
Shares used in computing basic and diluted net loss per share	88,148	74,733	85,876	74,442

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(37,851)	$(32,108)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,823	1,846
Amortization of debt discount and financing costs	548	453
Stock-based compensation	9,619	6,575
Other items	(182)	(22)
Changes in assets and liabilities
Accounts receivable	(5,182)	(544)
Inventory	(4,491)	(643)
Prepaid expenses and other assets	1,004	83
Accounts payable	683	203
Accrued expenses	778	(125)
Deferred service revenue	(36)	573
Deferred contractual revenue	(7,192)	(7,192)
Other liabilities	1,327	(504)
Net cash used in operating activities	(39,152)	(31,405)
Cash flows from investing activities
Purchase of property and equipment	(3,255)	(1,672)
Disposal of property and equipment	10	6
Purchase of investments	(64,572)	(40,580)
Sales of investments	13,334	6,817
Maturities of investments	22,082	51,898
Net cash provided by (used in) investing activities	(32,401)	16,469
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	4,502	2,984
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	58,200	1,433
Net cash provided by financing activities	62,702	4,417
Net decrease in cash and cash equivalents	(8,851)	(10,519)
Cash and cash equivalents at beginning of period	33,629	36,449
Cash and cash equivalents at end of period	$24,778	$25,930

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$1,245	$—

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2015 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the six-month period ended June 30,  2016 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

(in thousands)	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$22,444	$—	$—	$22,444	$22,034	$—	$—	$22,034
Commercial paper	—	2,334	—	2,334	—	8,595	—	8,595
US government & agency securities	—	—	—	—	—	3,000	—	3,000
Total cash and cash equivalents	22,444	2,334	—	24,778	22,034	11,595	—	33,629
Investments:
Commercial paper	—	29,298	—	29,298	—	15,903	—	15,903
Corporate debt securities	—	9,649	—	9,649	—	1,265	—	1,265
US government & agency securities	—	35,608	—	35,608	—	28,136	—	28,136
Asset backed securities	—	3,137	—	3,137	—	3,337	—	3,337
Total investments	—	77,692	—	77,692	—	48,641	—	48,641
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$26,944	$80,026	$—	$106,970	$26,534	$60,236	$—	$86,770

Liabilities
Financing derivative	$—	$—	$264	$264	$—	$—	$600	$600
Total liabilities measured at fair value	$—	$—	$264	$264	$—	$—	$600	$600

We classify our cash deposits and money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. We classify our investments as Level 2 instruments based on market pricing and other observable inputs. We did not classify any of our investments within Level 3 of the fair value hierarchy.

During the six-month periods ended June 30, 2016 and 2015, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6. Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Refer to Note 6. Notes Payable for a detailed description and valuation approach. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.

The following table provides the changes in the estimated fair value of the Financing Derivative during the six-month period ended June 30, 2016 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2015	$600
Gain on change in estimated fair value	(336)
Balance as of June 30, 2016	$264

During the six-month period ended June 30, 2016 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to our established practice.

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

We determined the estimated fair value of the Notes (as defined in Note 6. Notes Payable) using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  weighted average market yield of 11.3% and 13.5% at June 30, 2016 and December 31, 2015, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$19,349	$15,496	$18,037	$14,948

Net Loss per Share

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
(in thousands)	2016	2015
Options outstanding	22,588	18,768
Warrants to purchase common stock	—	5,500

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method (“RIM”). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). ASU 2015-11 is effective for annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. The new guidance must be applied prospectively after the date of adoption. We have elected to early adopt ASU 2015-11 effective for the three-month period ended March 31, 2016, as permitted by the standard. The early adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

NOTE 3. CONTRACTUAL REVENUE

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognize revenue under this agreement using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million has been recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million has been recognized as contractual revenue for each of the four quarters of 2015 and for the each of the first two quarters of 2016. As of June 30, 2016 total deferred contractual revenue balance was $4.9 million, out of which $3.6 million related to the amount allocated to intellectual property licenses and research and development services and will be amortized in the third quarter of 2016, and the remaining $1.3 million related to the amount allocated to the deliverable of our participation on the joint steering committee will be fully amortized by the third quarter of 2026.

Further, the Roche Agreement provided for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recognized the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month period ended June 30, 2015 and December 31, 2015, respectively.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$22,444	$—	$—	$22,444
Commercial paper	2,334	—	—	2,334
Total cash and cash equivalents	24,778	—	—	24,778
Investments:
Commercial paper	29,285	13	—	29,298
Corporate debt securities	9,648	4	(3)	9,649
Asset backed securities	3,136	1	—	3,137
US government & agency securities	35,571	37	—	35,608
Total investments	77,640	55	(3)	77,692
Total cash, cash equivalents and investments	$102,418	$55	$(3)	$102,470

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$22,034	$—	$—	$22,034
Commercial paper	8,595	—	—	8,595
US government & agency securities	3,000	—	—	3,000
Total cash and cash equivalents	33,629	—	—	33,629
Investments:
Commercial paper	15,903	2	(2)	15,903
Corporate debt securities	1,266	—	(1)	1,265
Asset backed securities	3,337	—	—	3,337
US government & agency securities	28,142	4	(10)	28,136
Total investments	48,648	6	(13)	48,641
Total cash, cash equivalents and investments	$82,277	$6	$(13)	$82,270

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2016:

(in thousands)	Fair Value
Due in one year or less	$80,026

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

As of June 30, 2016 and December 31, 2015,  our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2016	2015
Purchased materials	$4,348	$4,041
Work in process	5,082	3,576
Finished goods	4,771	3,338
Inventory	$14,201	$10,955

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

In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). As of June 30, 2016,  no warrants remained outstanding. Please see Note 8 Stockholders’ equity and share-based compensation for the warrant-related activities during the six-month period ended June 30, 2016.

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

 Financing Derivative

A number of features embedded in the Notes to the Facility Agreement met the requirements to be accounted for as a  derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (i) a qualified financing, (ii) an Event of Default, (iii) a Major Transaction, and (iv) the exercise of the warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net.

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the

Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 11.3% and 13.5% weighted average market yield at June 30, 2016 and December 31, 2015, respectively.  The estimated fair value of the Financing Derivative as of June 30, 2016 and December 31, 2015 was $0.3 million and $0.6 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of June 30, 2016 and December 31, 2015,  a  debt discount of $4.9 million and $5.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

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

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, were $1.5 million and $1.4 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permitting process related to an architectural approval and a change of use permit with respect to our new premises at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015 and the second $5.0 million Landlord Payment was received in February 2016. At June 30, 2016, the third $5.0 million Landlord Payment was recorded as a short term receivable in “Prepaid Expenses and Other Current Assets”.  On June 10, 2016 we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million,  such that $2.6 million became a short term receivable and was recorded in “Prepaid Expenses and Other Current Assets” and $2.4 million was recorded in “Other Long-term Assets” in the condensed consolidated balance sheets. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. Based on the currently agreed construction schedule, the O’Brien Lease is expected to commence in the third quarter of 2016. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2,160,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both June 30, 2016 and December 31, 2015.  The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

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

NOTE 8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Equity Offering

During the three-month period ended March 31, 2016, we issued 3.1 million shares of our common stock at an average price of $8.80 per share through our “at-the-market” offering,  resulting in net proceeds of $26.5 million.  During the three-month period ended June 30, 2016, we issued 3.4 million shares of our common stock at an average price of $9.56 per share through our “at-the-market” offering,  resulting in net proceeds of $31.7 million. In total, for the six-month period ended June 30, 2016, we issued 6.5 million shares of our common stock through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

As of June 30, 2016,  no shares of common stock remained available for future sales through our “at-the-market” offering.

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

During the three months ended March 31, 2016, warrants to purchase 3,818,000 shares of common stock were net exercised, resulting in the issuance of approximately 3.0 million shares. During the three months ended June 30, 2016, warrants to purchase the remaining 1,682,000 shares of common stock were net exercised, resulting in the issuance of approximately 1.2 million shares in the first week of July 2016. The cashless net exercises of the warrants did not result in any additional funds being collected by us. As of June 30, 2016, no warrants remained outstanding.

Equity Plans

As of June 30, 2016, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the six-month period ended June 30, 2016  (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of options	Exercise price	exercise price
Balances, December 31, 2015	5,814	19,468	$0.70 – 16.00	$5.69
Additional shares reserved	4,799	—
Options granted	(3,867)	3,867	7.87 – 12.85	8.74
Options exercised	—	(519)	0.70 – 8.90	3.48
Options canceled	228	(228)	1.16 – 15.98	6.80
Balances, June 30, 2016	6,974	22,588	$1.16 – 16.00	$6.25

Shares issued under our ESPP totaled 668,566 and 532,217 shares during the six-month periods ended June 30,  2016 and 2015, respectively.  As of June 30, 2016,  1,328,736 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$562	$291	$1,061	$589
Research and development	2,131	1,235	4,041	2,490
Sales, general and administrative	2,345	1,794	4,517	3,496
Total stock-based compensation expense	$5,038	$3,320	$9,619	$6,575

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Stock Option	2016	2015	2016	2015
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.4%	1.7%	1.5%	1.6%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
ESPP	2016	2015	2016	2015
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.5%-0.9%	0.1%-0.6%	0.5%-0.9%	0.1%-0.6%
Dividend yield	—	—	—	—

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

Basis of Presentation

Revenue

During the three- and six-month periods ended June 30, 2016 and 2015, product revenue was primarily derived from the sale of Sequel and RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue was derived from the quarterly amortization from the non-refundable up-front payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement.

In addition, the Roche Agreement provides for additional payments totaling up to $40.0 million upon the achievement of certain development milestones. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month periods ended June 30, 2015 and December 31, 2015, respectively.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2016 and 2015

	Three-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2016	2015
	(unaudited)
Revenue:
Product revenue	$13,587	$8,825	$4,762	54%
Service and other revenue	3,564	2,518	1,046	42%
Contractual revenue	3,596	13,596	(10,000)	(74%)
Total revenue	20,747	24,939	(4,192)	(17%)
Cost of Revenue:
Cost of product revenue	7,115	8,438	(1,323)	(16%)
Cost of service and other revenue	2,988	1,995	993	50%
Total cost of revenue	10,103	10,433	(330)	(3%)
Gross profit	10,644	14,506	(3,862)	(27%)
Operating Expense:
Research and development	17,522	15,043	2,479	16%
Sales, general and administrative	11,192	10,821	371	3%
Total operating expense	28,714	25,864	2,850	11%
Operating loss	(18,070)	(11,358)	(6,712)	(59%)
Interest expense	(795)	(715)	(80)	(11%)
Other expense, net	366	138	228	165%
Net loss	$(18,499)	$(11,935)	$(6,564)	(55%)

Revenue

Total revenue for the three-month period ended June 30, 2016 was $20.7 million compared to $24.9 million for the same period during 2015.

Product revenue during the three-month period ended June 30, 2016 consisted of $8.6 million from sales of Sequel and RS II instruments and $5.0 million from sales of consumables, compared to $4.3 million from sales of RS II instruments and $4.5 million from sales of consumables for the same period during 2015. Instrument revenue recognized for the three-month period ended June 30, 2016 primarily stemmed from Sequel instrument installations. The increase in consumable sales is primarily attributable to a larger installed base of instruments. Going forward, we expect almost all of our new installations to be Sequel Systems.

Service and other revenue of $3.6 million and $2.5 million for the three-month periods ended June 30, 2016 and 2015, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to supporting the larger installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million in each of the three-month periods ended June 30, 2016 and 2015 from the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. In addition, we achieved the second development milestone under the Roche Agreement and recognized the related $10.0 million as contractual revenue during the three-month period ended June 30, 2015.

Gross Profit

Gross profit for the second quarter of 2016 was $10.6 million, resulting in a gross margin of 51.3%, compared to gross profit of $14.5 million and a gross margin of 58.2% for the same period in 2015. The decrease in gross profit and margin was primarily driven by $10.0 million in milestone contractual revenue recognized in the second quarter of 2015, which had a 100% margin. Excluding this $10.0 million in contractual revenue at a  100% margin, gross profit and gross margin for the three-month period ended 2016 increased over the same period in 2015, primarily as a result of the shift from sales of RS II instruments in 2015 to sales of higher margin Sequel instruments in 2016.

Cost of product revenue was $7.1 million for the three-month period ended June 30, 2016, compared to cost of product revenue of $8.4 million for the same period during 2015. The decrease in cost of product revenue was primarily due to the shift from sales of RS II instruments in the second quarter of 2015 to lower cost Sequel instruments in the second quarter of 2016. Cost of product revenue for the second quarter of 2015 also included a $0.9 million charge taken for excess inventory.

Cost of service and other revenue for the three-month period ended June 30, 2016 was $3.0 million for the three-month period ended June 30, 2016, compared to $2.0 million for the same period during 2015. The increase in cost of service and other revenue was primarily driven by the increased material and labor costs associated with supporting a larger installed base of instruments.

Research and Development Expense

During the three-month period ended June 30, 2016, research and development expense increased by $2.5 million, or 16%, compared to the same period during 2015. The increase in research and development expense was primarily attributable to an increase of $1.8 million in compensation expenses resulting from increased headcount, including that from stock-based compensation expense, and an increase of $1.1 million in product development costs related to the Sequel product line.  Research and development expense included stock-based compensation expense of $2.1 million and $1.2 million during the three-month periods ended June 30, 2016 and 2015, respectively.

Sales, General and Administrative Expense

During the three-month period ended June 30, 2016, sales, general and administrative expense increased by $0.4 million, or 3%, compared to the same period during 2015. The increase in sales, general and administrative expense was primarily attributable to an increase of $1.0 million for higher compensation expenses resulting from increased headcount, including that from stock-based compensation expense, partially offset by a decrease of $0.5 million in professional service fees, due to higher professional service fees incurred in the second quarter of 2015 related to the $10.0 million Roche milestone payment. Sales, general and administrative expense included stock-based compensation expense of $2.3 million and $1.8 million during the three-month periods ended June 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for the three-month period ended June 30, 2016 and 2015 related primarily to the debt facility entered into in February 2013.

Comparison of the six-month periods ended June 30, 2016 and 2015

	Six-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2016	2015
	(unaudited)
Revenue:
Product revenue	$25,966	$20,133	$5,833	29%
Service and other revenue	6,716	5,259	1,457	28%
Contractual revenue	7,192	17,192	(10,000)	(58%)
Total revenue	39,874	42,584	(2,710)	(6%)
Cost of Revenue:
Cost of product revenue	13,995	18,170	(4,175)	(23%)
Cost of service and other revenue	5,731	3,981	1,750	44%
Total cost of revenue	19,726	22,151	(2,425)	(11%)
Gross profit	20,148	20,433	(285)	(1%)
Operating Expense:
Research and development	33,883	29,526	4,357	15%
Sales, general and administrative	22,900	21,593	1,307	6%
Total operating expense	56,783	51,119	5,664	11%
Operating loss	(36,635)	(30,686)	(5,949)	(19%)
Interest expense	(1,574)	(1,412)	(162)	(11%)
Other expense, net	358	(10)	368	3680%
Net loss	$(37,851)	$(32,108)	$(5,743)	(18%)

Revenue

Total revenue for the six-month period ended June 30, 2016 was $39.9 million compared to $42.6 million for the same period during 2015.

Product revenue during the six-month period ended June 30, 2016 consisted of $16.3 million from sales of Sequel and RS II instruments and $9.7 million from sales of consumables, compared to $11.3 million from sales of instruments and $8.8 million from sales of consumables for the same period during 2015. The increase in instrument sales is primarily attributable to a larger number of new system installations. The increase in consumable sales is primarily attributable to a larger installed instrument base. We anticipate product revenue to increase for the remainder of 2016.

Service and other revenue of $6.7 million and $5.3 million for the six-month periods ended June 30, 2016 and 2015, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue includes $7.2 million and $17.2 million for the six-month periods ended June 30, 2016 and 2015, respectively, from the amortization of the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. In addition, we achieved the second development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

Gross Profit

Gross profit was $20.1 million, representing a gross margin of 50.5% for the six-month period ended June 30, 2016, compared to a gross profit of $20.4 million, representing a gross margin of $48.0% for the same period of 2015. Excluding the $10.0 million in contractual revenue at 100% margin for the three-month period ended June 30, 2015, gross profit and gross margin for the six-month period ended June 30, 2016  increased over the same period in 2015 primarily as a result of the shift from sales of RS II instruments in 2015 to sales of higher margin Sequel instruments in 2016.

Cost of product revenue decreased to $14.0 million for the six-month period ended June 30, 2016, compared to cost of product revenue of $18.2 million for the same period during 2015. The decrease of $4.2 million was primarily due to the shift from sales of higher cost RS II instruments during 2015 to lower cost Sequel instruments during 2016,  and due to a one-time charge of $1.3 million for excess inventory accumulated during the six-month period ended June 30, 2015.

Cost of service and other revenue was $5.7 million for the six-month period ended June 30, 2016, compared to $4.0 million for the same period during 2015. The increase of $1.7 million in cost of service and other revenue was primarily driven by the increased material and labor costs associated with supporting a larger number of installed instruments.

Research and Development Expense

During the six-month period ended June 30, 2016, research and development expense increased by $4.4 million, or 15%, compared to the same period during 2015. The increase in research and development expense was primarily attributable to an increase of $3.7 million for higher compensation related expenses resulting from increased headcount and increased stock-based compensation,  along with an increase of $1.8 million in product development costs. Research and development expense included stock-based compensation expense of $4.0 million and $2.5 million during the six-month periods ended June 30, 2016 and 2015, respectively.

We anticipate that our research and development expenses for the full year 2016 will be higher than in 2015, but such quarterly levels may vary depending on the timing of research and development projects among other factors.

Sales, General and Administrative Expense

During the six-month period ended June 30, 2016, selling, general and administrative expense increased by $1.3 million, or 6%, compared to the same period during 2015. The increase in sales, general and administrative expense was primarily attributable to an increase of $2.2 million for higher compensation related expenses resulting from increased headcount and increased stock-based compensation, partially offset by a decrease of $0.4 million in professional fees primarily associated with Roche milestone achievement during the second quarter of 2015.  Sales, general and administrative expense included stock-based compensation expense of $4.5 million and $3.5 million during the six-month periods ended June 30, 2016 and 2015, respectively.

We anticipate that our sales, general and administrative expenses for the full year of 2016 will be higher than in 2015, but such quarterly levels may vary depending on timing of headcount increases among other factors and may be affected by costs associated with the transition to our new headquarters in Menlo Park, California.

Interest Expense

Interest expense for the six-month period ended June 30, 2016 and 2015 related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash, cash equivalents and investments at June 30, 2016 totaled $102.5 million, compared to $82.3 million at December 31, 2015.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we may need to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to maintain new collaboration and customer arrangements; the progress of our research and development programs and our collaboration agreement with Roche; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the transition to our new facilities in Menlo Park, California; and other factors.

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

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of instruments and consumables, and support functions related to our selling, general and administrative activities. The net cash used for the six-month periods ended June 30, 2016 and 2015 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $39.2 million of cash from operating activities for the six-month period ended June 30, 2016, compared to cash usage of $31.4 million for the corresponding period in 2015. The cash used in operating activities for the six-month period ended June 30, 2016 was due primarily to a net loss of $37.9 million, a reduction in deferred contractual revenue of $7.2 million, an increase in accounts receivable of $5.2 million and an increase in inventory of $4.5 million, partially offset by stock-based compensation of $9.6 million and depreciation of $1.8 million. The cash used in operating activities for the six-month period ended June 30, 2015 was due primarily to a net loss of $32.1 million, a reduction in deferred contractual revenue of $7.2 million, an increase in inventory of $0.6 million, an increase in accounts receivable of $0.5 million and a decrease in other liabilities of $0.5 million, partially offset by stock-based compensation of $6.6 million, depreciation of $1.8 million and an increase in deferred service revenue of $0.6 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities.

We used $32.4 million of cash from investing activities for the six-month period ended June 30, 2016 compared to receiving $16.5 million of cash from investing activities for the corresponding period in 2015. The cash used in investing activities for the six-month period ended June 30, 2016 was due primarily to net purchase of investments of $29.2 million and net purchase of property and equipment of $3.2 million. The receipt of cash of $16.5 million from investing activities for the six-month period ended June 30, 2015 was due primarily to net sales and maturities of investments of $18.1 million, partially offset by net purchases of property and equipment of $1.7 million.

Financing Activities

We received $62.7 million and $4.4 million of cash from financing activities during the six-month periods ended June 30, 2016 and 2015, respectively.

The receipt of cash of $62.7 million from financing activities during the six-month period ended June 30, 2016 was due primarily to net proceeds of $58.2 million from our common stock “at-the-market” offering program and $4.5 million from the issuance of common stock through our equity compensation plans. As of June 30, 2016, no shares of common stock remained available for future sales through “at-the-market” offerings.  The receipt of cash of $4.4 million from financing activities during the six-month period ended June 30, 2015 was due primarily to $3.0 million from the issuance of common stock through our equity compensation plans and net proceeds of $1.4 million from our common stock “at-the-market” offering program.

Capital Resources

Common Stock “At-the-Market” Offering

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we could, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which allowed us to access the capital markets for the three-year period following this effective date.

On October 5, 2012, we entered into a sales agreement pursuant to which we sold shares of our common stock having an aggregate offering price of approximately $30.0 million through an “at-the-market” offering.

On November 8, 2013, the sales agreement was amended to increase the shares of our common stock available for sale pursuant to the sales agreement, and, pursuant to such amendment, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

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

On February 3, 2015, the sales agreement was amended again in order to further increase the shares of our common stock available for sale pursuant to the sales agreement, and, pursuant to such amendment, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 3, 2016, we filed a prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Such aggregate offering price of shares of our common stock is in addition to the shares sold under the original sales agreement, dated October 5, 2012, the first amendment to such sales agreement, dated November 8, 2013, and amounts previously sold under the second amendment to such sales agreement, dated February 3, 2015. Pursuant to such amendment, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On May 18, 2016, we filed a prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Pursuant to such amendment, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to make any sales of shares of our common stock under the sales agreement.

As of June 30, 2016, no common stock remained available for future sales through our current “at-the-market” offerings to date;  however, we may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fund raising efforts.  No additional liability associated with such indemnification agreements has been recorded as of June 30, 2016.

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

 FForeign Exchange Risk

The majority of our expense and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of sales activities outside of the United States; therefore, we have foreign exchange exposures relating to non-U.S. dollar revenues, operating expenses, accounts receivable, accounts payable, and currency balances. Our primary exposure is with the Euro. Actual gains and losses in the future may differ materially from the hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure; however, we do not believe that the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have a material impact on our historical consolidated financial statements.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the quarter ended September 30, 2015, this result was largely due to a one-time gain on lease amendments, we incurred a net loss for 2015 and for the current quarter, and, even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of the Sequel System depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents.  Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the rollout of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, and our new SMRT Cells are being sourced from a prototype chip vendor. We are in the process of transferring SMRT Cell production to a high-volume manufacturer and may experience unanticipated delays or other issues. Our production of the new SMRT Cells has initially been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product defects and SMRT Cell variability, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

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

We entered into the Roche Agreement with Roche in September 2013, pursuant to which we are developing and expect to manufacture products for certain clinical research uses and, ultimately, for use in human in vitro diagnostics, including sequencing systems and consumables based on our proprietary SMRT technology and our Sequel System.  We are engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to develop and manufacture future products as provided by the terms of the Roche Agreement or that Roche will choose or be able to commercialize and sell the products we develop or supply under the Roche Agreement. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of products under the Roche Agreement and result in time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the products developed or supplied under the Roche Agreement. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products or services, the successful commercialization of our products for clinical uses would be materially and adversely affected.

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

If our products and services are not able to deliver the performance or results expected by our customers or potential customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of the Sequel System and other future products may lead to our limiting or ceasing development of further enhancements to our existing products, as we focus our resources on the new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as customers or potential customers may delay or cancel orders of existing products in anticipation of new products and we may also be required to decrease prices for our existing products.  We may also experience difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products, such as the Sequel System. We could incur significant costs in completing the transition, including costs of inventory write-downs of our products, as customers or potential customers transition to the new Sequel System.  If we do not successfully manage this product transition, our business, reputation and financial condition may be materially adversely harmed.

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

In order to successfully derive revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells and we are manufacturing a new version of our SMRT Cells for the Sequel System. Our production of the new SMRT Cells has initially been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product defects and SMRT Cell variability, especially as we transfer production of our SMRT Cells to a high-volume manufacturer. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specifications that may be developed pursuant to the Roche Agreement. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers, including Roche, might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative material impact on our business, financial condition and results of operations.

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

We may need to raise additional financing to fund our existing operations.  Equity and debt securities we issue may have rights senior to common stockholders and additional equity financing will dilute the holdings of current stockholders.

We may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement. We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. Fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors.

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

We currently conduct operations in various countries and jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected. International operations entail a variety of risks, including challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, including as a result of the recent referendum held in the United Kingdom on its membership in the European Union (the outcome of which was a vote on favor of leaving the European Union),  difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In conducting our international operations, we will be subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Failure to comply with these laws may subject us to financial and/or other penalties in the U.S. and/or foreign countries that could materially and adversely impact our operations or financial condition.

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

We are in the process of transitioning to our new headquarters in Menlo Park, California. The successful transition of our headquarters, including the transition of our manufacturing facilities, is largely dependent upon the cooperation and continued performance of both our current and future landlords, as well as third-party contractors who are preparing certain shell improvements and tenant improvements. During the transition period, we must establish procedures to ensure that our current and future manufacturing facilities meet our quality standards while maintaining a reasonable cost structure.  In addition, after our new manufacturing facilities have been qualified, it may take a considerable period of time to commence volume production.  We have already devoted significant expenses and resources in connection with the transition, and there is no assurance that we can manage the transition successfully. If the transition does not go as expected, in addition to other issues noted above, we could experience delayed shipments of products, unexpected cost overruns or quality issues, or loss of our ISO certifications, each of which could have a material adverse effect on our business, operating results and business reputation. In addition, in the event that we breach any of our current Menlo Park facility real property leases and fail to cure such breach within the time permitted, the landlord would have no obligation to make the final payment due to us under the leases, as amended, as consideration for our agreement to amend the leases.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications belonging to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations the results of litigation or settlement of claims may require that we cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 4, 2016	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1+	Second Lease Amendment Agreement by and between Pacific Biosciences of California, Inc. and Peninsula Innovation Partners, LLC, dated June 10, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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