Form 10-Q
period 2016-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2016-11-04
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2016:  92,646,752

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands except par value amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$22,794	$33,629
Investments	64,539	48,641
Accounts receivable	11,761	5,245
Inventory	16,473	10,955
Prepaid expenses and other current assets	6,900	12,071
Total current assets	122,467	110,541
Property and equipment, net	14,003	8,548
Long-term restricted cash	4,500	4,500
Other long-term assets	9,665	7,518
Total assets	$150,635	$131,107

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,311	$4,749
Accrued expenses	16,482	15,551
Deferred service revenue, current	6,436	6,815
Deferred contractual revenue, current	135	10,822
Other liabilities, current	742	241
Total current liabilities	32,106	38,178
Deferred service revenue, non-current	1,020	1,143
Deferred contractual revenue, non-current	1,212	1,312
Other liabilities, non-current	1,605	1,386
Notes payable	15,794	14,948
Financing derivative	218	600
Total liabilities	51,955	57,567

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 92,605 shares at September 30, 2016 and 79,983 shares at December 31, 2015	93	80
Additional paid-in capital	867,078	786,636
Accumulated other comprehensive income (loss)	23	(7)
Accumulated deficit	(768,514)	(713,169)
Total stockholders’ equity	98,680	73,540
Total liabilities and stockholders’ equity	$150,635	$131,107

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Revenue:
Product revenue	$18,050	$7,570	$44,016	$27,703
Service and other revenue	3,472	2,751	10,188	8,010
Contractual revenue	3,596	3,596	10,788	20,788
Total revenue	25,118	13,917	64,992	56,501
Cost of revenue:
Cost of product revenue	9,273	5,119	23,268	23,289
Cost of service and other revenue	3,207	2,247	8,938	6,228
Total cost of revenue	12,480	7,366	32,206	29,517
Gross profit	12,638	6,551	32,786	26,984
Operating expense:
Research and development	17,479	16,162	51,362	45,688
Sales, general and administrative	11,894	10,818	34,794	32,411
Gain on lease amendments	—	(23,043)	—	(23,043)
Total operating expense	29,373	3,937	86,156	55,056
Operating income (loss)	(16,735)	2,614	(53,370)	(28,072)
Interest expense	(821)	(741)	(2,395)	(2,153)
Other income (expense), net	62	(52)	420	(62)
Net income (loss)	(17,494)	1,821	(55,345)	(30,287)
Other comprehensive loss:
Unrealized gain (loss) on investments	(29)	(6)	30	(3)
Comprehensive income (loss)	$(17,523)	$1,815	$(55,315)	$(30,290)

Net income (loss) per share:
Basic	$(0.19)	$0.02	$(0.63)	$(0.41)
Diluted	$(0.19)	$0.02	$(0.63)	$(0.41)

Weighted average shares outstanding used in calculating net income (loss) per share
Basic	92,110	75,205	87,969	74,699
Diluted	92,110	80,479	87,969	74,699

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(55,345)	$(30,287)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,822	2,694
Amortization of debt discount and financing costs	846	699
Stock-based compensation	14,726	9,813
Non-cash portion of gain on lease amendments	—	(3,043)
Other items	(270)	21
Changes in assets and liabilities
Accounts receivable	(6,516)	(758)
Inventory	(7,079)	(1,990)
Prepaid expenses and other assets	3,024	(15,410)
Accounts payable	2,402	364
Accrued expenses	931	1,523
Deferred service revenue	(502)	303
Deferred contractual revenue	(10,787)	(10,788)
Other liabilities	720	(316)
Net cash used in operating activities	(55,028)	(47,175)
Cash flows from investing activities
Purchase of property and equipment	(5,556)	(2,131)
Disposal of property and equipment	10	12
Purchase of investments	(82,028)	(43,715)
Sales of investments	19,830	8,317
Maturities of investments	46,208	68,553
Net cash provided by (used in) investing activities	(21,536)	31,036
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	7,529	5,465
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	58,200	1,433
Net cash provided by financing activities	65,729	6,898
Net decrease in cash and cash equivalents	(10,835)	(9,241)
Cash and cash equivalents at beginning of period	33,629	36,449
Cash and cash equivalents at end of period	$22,794	$27,208

Supplemental disclosure of non-cash investing and financing activities
Purchase of property and equipment through accounts payable	$1,160	$(125)
Instruments that were transferred from inventory to property and equipment	$1,561	$1,704

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) designs, develops and manufactures sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) Sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage, and is the only DNA sequencing technology that provides the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple, fast, end-to-end workflow for SMRT Sequencing.

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel™ System, which will provide higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2015 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the nine-month period ended September 30,  2016 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the fair value of our financial assets and liabilities measured on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

(in thousands)	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$10,850	$—	$—	$10,850	$22,034	$—	$—	$22,034
Commercial paper	—	11,944	—	11,944	—	8,595	—	8,595
US government & agency securities	—	—	—	—	—	3,000	—	3,000
Total cash and cash equivalents	10,850	11,944	—	22,794	22,034	11,595	—	33,629
Investments:
Commercial paper	—	26,486	—	26,486	—	15,903	—	15,903
Corporate debt securities	—	11,977	—	11,977	—	1,265	—	1,265
US government & agency securities	—	24,465	—	24,465	—	28,136	—	28,136
Asset backed securities	—	1,611	—	1,611	—	3,337	—	3,337
Total investments	—	64,539	—	64,539	—	48,641	—	48,641
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$15,350	$76,483	$—	$91,833	$26,534	$60,236	$—	$86,770

Liabilities
Financing derivative	$—	$—	$218	$218	$—	$—	$600	$600
Total liabilities measured at fair value	$—	$—	$218	$218	$—	$—	$600	$600

We classify our cash deposits and money market funds within Level 1 of the fair value hierarchy because they are valued using bank balances or quoted market prices. We classify our investments as Level 2 instruments based on market pricing and other observable inputs. We did not classify any of our investments within Level 3 of the fair value hierarchy.

During the nine-month periods ended September 30, 2016 and 2015, there were no impairments of our investments.

The estimated fair value of the Financing Derivative liability (as defined in Note 6 Notes Payable) was determined using Level 3 inputs, or significant unobservable inputs. Refer to Note 6 Notes Payable for a detailed description and valuation approach. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the condensed consolidated statements of operations and comprehensive income (loss).

The following table provides the changes in the estimated fair value of the Financing Derivative during the nine-month period ended September 30, 2016 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2015	$600
Gain on change in estimated fair value	(382)
Balance as of September 30, 2016	$218

During the nine-month period ended September 30, 2016 there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and the valuation techniques used did not change compared to our established practice.

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

We determined the estimated fair value of the Notes (as defined in Note 6 Notes Payable) using Level 3 inputs, or significant unobservable inputs. The estimated fair value of the Notes was determined by comparing the difference between the estimated fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  weighted average market yield of 11.4% and 13.5% at September 30, 2016 and December 31, 2015, respectively.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$19,381	$15,794	$18,037	$14,948

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

The following table presents the calculation of weighted average number of shares of common stock used in the computations of basic and diluted net income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands, except per share amounts):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$(17,494)	$1,821	$(55,345)	$(30,287)

Basic
Weighted average number of shares used in computing basic net income (loss) per share	92,110	75,205	87,969	74,699
Basic net income (loss) per share	$(0.19)	$0.02	$(0.63)	$(0.41)

Diluted
Weighted average number of shares used in computing basic net income (loss) per share	92,110	75,205	87,969	74,699
Add: weighted average stock options	—	2,733	—	—
Add: weighted average warrants	—	2,541	—	—
Weighted average number of shares used in computing diluted net income (loss) per share	92,110	80,479	87,969	74,699
Diluted net income (loss) per share	$(0.19)	$0.02	$(0.63)	$(0.41)

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net income(loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	22,635	11,959	22,635	18,469
Warrants to purchase common stock	—	—	—	5,500

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of 2017. We have elected to early adopt ASU 2015-11 effective beginning with the three-month period ended March 31, 2016, as permitted by the standard. The early adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers,  requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or the cumulative effect transition method. ASU 2014-09 is effective for periods beginning after December 15, 2017, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We are currently evaluating the new guidance to determine the impact it may have to our condensed consolidated financial statements.

NOTE 3. CONTRACTUAL REVENUE

During September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we account for, and recognize as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognize revenue under the Roche Agreement using a straight-line convention over the service periods of the deliverables as this method approximates our performance of services pursuant to the agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million has been recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million has been recognized as contractual revenue for each of the four quarters of 2015 and for the each of the first three quarters of 2016. As of September 30, 2016, the total deferred contractual revenue balance was $1.3 million, relating to the amount allocated to the deliverable of our participation on the joint steering committee and will be fully amortized by the third quarter of 2026.

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

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Cash and cash equivalents:
Cash and money market funds	$10,850	$—	$—	$10,850
Commercial paper	11,943	1	—	11,944
Total cash and cash equivalents	22,793	1	—	22,794
Investments:
Commercial paper	26,479	8	(1)	26,486
Corporate debt securities	11,980	2	(5)	11,977
Asset backed securities	1,611	—	—	1,611
US government & agency securities	24,447	20	(2)	24,465
Total investments	64,517	30	(8)	64,539
Total cash, cash equivalents and investments	$87,310	$31	$(8)	$87,333

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Cash and cash equivalents:
Cash and money market funds	$22,034	$—	$—	$22,034
Commercial paper	8,595	—	—	8,595
US government & agency securities	3,000	—	—	3,000
Total cash and cash equivalents	33,629	—	—	33,629
Investments:
Commercial paper	15,903	2	(2)	15,903
Corporate debt securities	1,266	—	(1)	1,265
Asset backed securities	3,337	—	—	3,337
US government & agency securities	28,142	4	(10)	28,136
Total investments	48,648	6	(13)	48,641
Total cash, cash equivalents and investments	$82,277	$6	$(13)	$82,270

Long-term restricted cash:
Cash	4,500	—	—	4,500
Total long-term restricted cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2016:

(in thousands)	Fair Value
Due in one year or less	$76,483

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  INVENTORY

As of September 30, 2016 and December 31, 2015,  our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2016	2015
Purchased materials	$4,458	$4,041
Work in process	8,341	3,576
Finished goods	3,674	3,338
Inventory	$16,473	$10,955

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

In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5,500,000 shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). As of September 30, 2016,  no warrants remained outstanding. Please see Note 8 Stockholders’ Equity for the warrant-related activities during the nine-month period ended September 30, 2016.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 11.4% and

13.5% weighted average market yield at September 30, 2016 and December 31, 2015, respectively.  The estimated fair value of the Financing Derivative as of September 30, 2016 and December 31, 2015 was $0.2 million and $0.6 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of September 30, 2016 and December 31, 2015,  a  debt discount of $4.6 million and $5.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

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

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, were $1.6 million and $1.4 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permitting process related to an architectural approval and a change of use permit with respect to our new premises at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015,  the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

In June 2016 we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million,  such that $2.6 million became a short term receivable and was recorded in “Prepaid Expenses and Other Current Assets” and $2.4 million was recorded in “Other Long-term Assets” in the condensed consolidated balance sheets as of September 30, 2016.  We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. Based on the currently agreed construction schedule, the O’Brien Lease is expected to commence in the fourth quarter of 2016. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2,160,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both September 30, 2016 and December 31, 2015.  The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

Under the O’Brien Lease, we expect to pay approximately $80 million in rent and $24 million in operating expenses over the expected lease term. In addition to the lease payments, we are also required to reimburse the landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature. These future expenditures are expected to be partially offset by the $5.0 million of future Landlord Payments from our Existing Landlord as described above.

Legal

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. and Metrichor, Ltd. (together, “ONT”) with the U.S. International Trade Commission for patent infringement. We are seeking injunctive relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.  The estimated financial effect associated with this complaint cannot be made as of this 10-Q filing time.

From time to time, we may also be involved in a variety of other claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We currently do not believe that the ultimate outcome of any of the matters described above is probable or reasonably estimable, or that these matters will have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources and other factors.

NOTE 8. STOCKHOLDERS’ EQUITY

Equity Offering

During the three-month period ended March 31, 2016, we issued 3.1 million shares of our common stock at an average price of $8.80 per share through our “at-the-market” offering, resulting in net proceeds of $26.5 million. During the three-month period ended June 30, 2016, we issued 3.4 million shares of our common stock at an average price of $9.56 per share through our “at-the-market” offering, resulting in net proceeds of $31.7 million. During the three-month period ended September 30, 2016, no shares of common stock were issued through our “at-the-market” offering. In total, for the nine-month period ended September 30, 2016, we issued 6.5 million shares of our common stock through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

As of September 30, 2016, no shares of common stock remained available for future sales through our “at-the-market” offering.

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

As of September 30, 2016, no warrants remained outstanding.

Equity Plans

As of September 30, 2016, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the nine-month period ended September 30, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of options	Exercise price	exercise price
Balances, December 31, 2015	5,814	19,468	$0.70 – 16.00	$5.69
Additional shares reserved	4,799	—
Options granted	(4,137)	4,137	7.87 – 12.85	8.72
Options exercised	—	(672)	0.70 – 8.90	3.44
Options canceled	298	(298)	1.16 – 16.0	7.11
Balances, September 30, 2016	6,774	22,635	$1.16 – 16.00	$6.29

Shares issued under our ESPP totaled 1,259,239 and 1,080,913 shares during the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, 738,063 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$549	$337	$1,610	$926
Research and development	2,141	1,245	6,182	3,735
Sales, general and administrative	2,417	1,656	6,934	5,152
Total stock-based compensation expense	$5,107	$3,238	$14,726	$9,813

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Stock Option	2016	2015	2016	2015
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.3%	1.8%	1.5%	1.6%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
ESPP	2016	2015	2016	2015
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.5%-0.8%	0.3%-0.7%	0.5%-0.9%	0.1%-0.7%
Dividend yield	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the SequelTM System, which will provide higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology.

Basis of Presentation

Revenue

During the three- and nine-month periods ended September 30, 2016 and 2015, product revenue was primarily derived from the sale of Sequel and RS II instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue was derived from the quarterly amortization from the non-refundable upfront payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. As of September 30, 2016, $33.7 million of the $35.0 million upfront payment has been amortized. The remainder is currently scheduled to be amortized less than $100 thousand per quarter through 2026.

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

Manufacturing overhead is predominantly comprised of labor, facilities and costs related to information technology. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense.

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials, shipping and support infrastructure necessary to support the installed customer base.

Research and Development Expense

Research and development expense consists primarily of expenses for personnel engaged in the development of our SMRT Sequencing technology, the design and development of our future products and current product enhancements. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead. We expense research and development costs during the period in which the costs are incurred. However, we defer and capitalize non-refundable advance payments made for research and development activities until the related goods are received or the related services are rendered.

Sales, General and Administrative Expense

Sales, general and administrative expenses include costs for sales, marketing and administrative personnel, sales and marketing activities, tradeshow expenses, legal expenses, regulatory fees and general corporate expenses.

Interest Expense

Interest expense is primarily related to our debt facility and includes the amortization of debt discount and other related costs. To a lesser extent, these amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010. We expect interest expense to increase during future periods as the recorded value of our debt facility accretes to the amount due at maturity.

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

Results of Operations

Comparison of the three-month periods ended September 30, 2016 and 2015

	Three-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2016	2015
	(unaudited)
Revenue:
Product revenue	$18,050	$7,570	$10,480	138%
Service and other revenue	3,472	2,751	721	26%
Contractual revenue	3,596	3,596	—	—
Total revenue	25,118	13,917	11,201	80%
Cost of Revenue:
Cost of product revenue	9,273	5,119	4,154	81%
Cost of service and other revenue	3,207	2,247	960	43%
Total cost of revenue	12,480	7,366	5,114	69%
Gross profit	12,638	6,551	6,087	93%
Operating Expense:
Research and development	17,479	16,162	1,317	8%
Sales, general and administrative	11,894	10,818	1,076	10%
Gain on lease amendments	—	(23,043)
Total operating expense	29,373	3,937	25,436	646%
Operating income (loss)	(16,735)	2,614	(19,349)	(740%)
Interest expense	(821)	(741)	(80)	(11%)
Other income (expense), net	62	(52)	114	219%
Net income (loss)	$(17,494)	$1,821	$(19,315)	(1061%)

Revenue

Total revenue for the three-month period ended September 30, 2016 was $25.1 million compared to $13.9 million for the same period during 2015.

Product revenue during the three-month period ended September 30, 2016 consisted of $11.5 million from sales of Sequel and RS II instruments and $6.5 million from sales of consumables, compared to $2.2 million from sales of RS II instruments and $5.4 million from sales of consumables for the same period during 2015. Instrument revenue recognized for the three-month period ended September 30, 2016 primarily stemmed from Sequel instrument installations. The increase in consumable sales was primarily attributable to a larger installed base of instruments. Going forward, we expect almost all of our new installations to be Sequel Systems.

Service and other revenue of $3.5 million and $2.8 million for the three-month periods ended September 30, 2016 and 2015, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to supporting a  larger installed base of instruments.

Contractual revenue relates to the quarterly amortization of $3.6 million in each of the three-month periods ended September 30, 2016 and 2015 from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement.

Gross Profit

Gross profit for the third quarter of 2016 was $12.6 million, resulting in a gross margin of 50.3%, compared to gross profit of $6.6 million and a gross margin of 47.1% for the same period in 2015. The increase in gross profit and gross margin for the third quarter of 2016 over the same period in 2015 was primarily due to the shift from sales of RS II instruments in 2015 to sales of higher margin Sequel instruments in 2016, as well as growth in sales of Sequel instruments in 2016.

Cost of product revenue was $9.3 million for the three-month period ended September 30, 2016, compared to cost of product revenue of $5.1 million for the same period during 2015. The increase in cost of product revenue was primarily due to increased product cost associated with higher product revenue.

Cost of service and other revenue for the three-month period ended September 30, 2016 was $3.2 million for the third quarter of 2016, compared to $2.2 million for the same period during 2015. The increase in cost of service and other revenue was primarily driven by the increased material and labor costs associated with supporting a larger installed base of instruments.

Research and Development Expense

During the three-month period ended September 30, 2016, research and development expense increased by $1.3 million, or 8%, compared to the same period during 2015. The increase in research and development expense was primarily attributable to an increase of $1.5 million in compensation expenses resulting from increased headcount, including that from stock-based compensation expense,  partially offset by a decrease of $0.3 million in production development costs.  Research and development expense included stock-based compensation expense of $2.1 million and $1.2 million during the three-month periods ended September 30, 2016 and 2015, respectively.

Sales, General and Administrative Expense

During the three-month period ended September 30, 2016, sales, general and administrative expense increased by $1.1 million, or 10%, compared to the same period during 2015. The increase in sales, general and administrative expense was primarily attributable to an increase of $1.1 million for higher compensation expenses resulting from increased headcount, including that from stock-based compensation expense.  Sales, general and administrative expense included stock-based compensation expense of $2.4 million and $1.7 million during the three-month periods ended September 30, 2016 and 2015, respectively.

Gain on lease amendments

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amended the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the existing leases, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permitting process related to an architectural approval and a change of use permit with respect to our new premises at 1315 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive income for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million in Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015,  the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

During June 2016,  we entered into a Second Lease Amendment Agreement with the Existing Landlord which modified the payment schedule for the final $5.0 million, such that $2.6 million became a short term receivable and was recorded in “Prepaid Expenses and Other Current Assets” and $2.4 million was recorded in “Other Long-term Assets” in the condensed consolidated balance sheets as of September 30, 2016.  We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments.

Interest Expense

Interest expense for the three-month period ended September 30, 2016 and 2015 related primarily to the debt facility entered into in February 2013.

Comparison of the nine-month periods ended September 30, 2016 and 2015

	Nine-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2016	2015
	(unaudited)
Revenue:
Product revenue	$44,016	$27,703	$16,313	59%
Service and other revenue	10,188	8,010	2,178	27%
Contractual revenue	10,788	20,788	(10,000)	(48%)
Total revenue	64,992	56,501	8,491	15%
Cost of Revenue:
Cost of product revenue	23,268	23,289	(21)	0%
Cost of service and other revenue	8,938	6,228	2,710	44%
Total cost of revenue	32,206	29,517	2,689	9%
Gross profit	32,786	26,984	5,802	22%
Operating Expense:
Research and development	51,362	45,688	5,674	12%
Sales, general and administrative	34,794	32,411	2,383	7%
Gain on lease amendments	—	(23,043)	23,043	100%
Total operating expense	86,156	55,056	31,100	56%
Operating loss	(53,370)	(28,072)	(25,298)	(90%)
Interest expense	(2,395)	(2,153)	(242)	(11%)
Other income (expense), net	420	(62)	482	777%
Net loss	$(55,345)	$(30,287)	$(25,058)	(83%)

Revenue

Total revenue for the nine-month period ended September 30, 2016 was $65.0 million compared to $56.5 million for the same period during 2015.

Product revenue during the nine-month period ended September 30, 2016 consisted of $27.8 million from sales of Sequel and RS II instruments and $16.2 million from sales of consumables, compared to $13.5 million from sales of instruments and $14.2 million from sales of consumables for the same period during 2015. The increase in instrument sales was primarily attributable to a larger number of new system installations. The increase in consumable sales was primarily attributable to a larger installed instrument base. We anticipate product revenue to increase for 2016 compared with 2015 and going forward, we expect almost all of our new installations to be Sequel Systems.

Service and other revenue of $10.2 million and $8.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue year over year was primarily attributable to a larger installed base of instruments.

Contractual revenue was $10.8 million and $20.8 million for the nine-month periods ended September 30, 2016 and 2015, respectively, $10.8 million of contractual revenue was recorded in each of the periods from the amortization of the non-refundable up-front payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. In addition, we achieved the second development milestone under the Roche Agreement and we recorded the related $10.0 million as contractual revenue for the quarter ended June 30, 2015.

For the three-month period ending December 31, 2016, we expect to record less than $100 thousand in contractual revenue, leaving approximately $1.3 million to be amortized through 2026.

Gross Profit

Gross profit was $32.8 million, representing a gross margin of 50.4% for the nine-month period ended September 30, 2016, compared to a gross profit of $27.0 million, representing a gross margin of 47.8% for the same period of 2015. Even including the $10.0 million in contractual revenue at 100% margin recorded during the third quarter of 2015, gross profit and gross margin for the nine-month period ended September 30, 2016  increased over the same period in 2015 primarily due to the shift from sales of RS II instruments in 2015 to sales of higher margin Sequel instruments in 2016.

Cost of product revenue was $23.3 million for both the nine-month periods ended September 30, 2016 and 2015. While a larger number of instruments were installed in 2016 compared with 2015, the total costs of sales was similar, as the Sequel instruments installed in 2016 had a lower average cost per instrument as compared with that of the RS instruments installed in 2015.

Cost of service and other revenue was $8.9 million for the nine-month period ended September 30, 2016, compared to $6.2 million for the same period during 2015. The increase of $2.7 million in cost of service and other revenue was primarily driven by the increased material and labor costs associated with supporting a larger number of installed instruments.

Research and Development Expense

During the nine-month period ended September 30, 2016, research and development expense increased by $5.7 million, or 12%, compared to the same period during 2015. The increase of $5.7 million in research and development expense was primarily attributable to an increase of $5.1 million for higher compensation related expenses resulting from increased headcount.  Research and development expense included stock-based compensation expense of $6.2 million and $3.7 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

We anticipate that our research and development expenses for the full year 2016 will be higher than in 2015, but such quarterly levels may vary depending on the timing of research and development projects among other factors.

Sales, General and Administrative Expense

During the nine-month period ended September 30, 2016, sales, general and administrative expense increased by $2.4 million, or 7%, compared to the same period during 2015. The increase in sales, general and administrative expense was primarily attributable to an increase of $3.3 million for higher compensation related expenses resulting from increased headcount and increased stock-based compensation, partially offset by a decrease of $0.8 million in facility expenses due to the rent abatement in 2016 in connection with our move to the O’Brien Premises.  Sales, general and administrative expense included stock-based compensation expense of $6.9 million and $5.2 million during the nine-month periods ended September 30, 2016 and 2015, respectively.

We anticipate that our sales, general and administrative expenses for the fiscal year of 2016 will be higher than that of 2015, but such quarterly levels may vary depending on the timing of headcount increases among other factors and may also be affected by costs associated with the transition to our new headquarters in Menlo Park, California.

Interest Expense

Interest expense for the nine-month period ended September 30, 2016 and 2015 related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash, cash equivalents and investments at September 30, 2016 totaled $87.3 million, compared to $82.3 million at December 31, 2015.

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

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future product manufacturing and sale of instruments and consumables, and support functions related to our sales, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2016 and 2015 primarily reflects the net loss for those periods, partially offset by non-cash operating expenses including depreciation, stock-based compensation and also reflects changes in working capital.

We used $55.0 million of cash from operating activities for the nine-month period ended September 30, 2016, compared to cash usage of $47.2 million for the corresponding period in 2015. The cash used in operating activities for the nine-month period ended September 30, 2016 was due primarily to a net loss of $55.3 million, a reduction in deferred contractual revenue of $10.8 million, an increase in accounts receivable of $6.5 million and an increase in inventory of $7.1 million, partially offset by stock-based compensation of $14.7 million and depreciation of $2.8 million.

The cash used in operating activities for the nine-month period ended September 30, 2015 was due to a net loss of $30.3 million, a $15.0 million increase in prepaid and other assets related to the Landlord Payments associated with the Lease Amendment Agreement, a non-cash portion of gain on lease amendments of $3.0 million, a reduction in deferred contractual revenue of $10.8 million, and an increase in inventory of $2.0 million, partially offset by  stock-based compensation of $9.8 million and depreciation of $2.7 million..

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases and maturities.

We used $21.5 million of cash from investing activities for the nine-month period ended September 30, 2016 compared to receiving $31.0 million of cash from investing activities for the corresponding period in 2015. The cash used in investing activities for the nine-month period ended September 30, 2016 was due primarily to net purchase of investments of $16.0 million and net purchase of property and equipment of $5.5 million.

The receipt of cash of $31.0 million from investing activities for the nine-month period ended September 30, 2015 was due primarily to net maturities and sales of investments of $33.2 million, partially offset by net purchases of property and equipment of $2.1 million.

Financing Activities

We received $65.7 million and $6.9 million of cash from financing activities during the nine-month periods ended September 30, 2016 and 2015, respectively.

The receipt of cash of $65.7 million from financing activities during the nine-month period ended September 30, 2016 was due primarily to net proceeds of $58.2 million from our common stock “at-the-market” offering program and $7.5 million from the issuance of common stock through our equity compensation plans. As of September 30, 2016, no shares of common stock remained available for future sales through “at-the-market” offerings.

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

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

As of September 30, 2016, no common stock remained available for future sales through our current “at-the-market” offerings to date;  however, we may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fund raising efforts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. and Metrichor, Ltd. (together, “ONT”) with the U.S. International Trade Commission for patent infringement. We are seeking injunctive relief with respect to several ONT products including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.  The estimated financial effect associated with this complaint cannot be made as of this 10-Q filing time.

From time to time, we may also be involved in a variety of other claims, lawsuits, investigations and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently do not believe that the matters described above will have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources and other factors.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, in September 2015, we launched a new nucleic acid sequencing platform, the PacBio Sequel™ System but have made only limited deliveries of the Sequel System to date. Based on our limited experience in developing and marketing new products, we may not be able to effectively:

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

We have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the quarter ended September 30, 2015, this result was largely due to a one-time gain on lease amendments. We have incurred net losses for all other fiscal periods, and, even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our proprietary Single Molecule, Real-Time (SMRT®) Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. There can be no assurance that we will be successful in securing additional customers for our products. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach. These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to our recently-launched Sequel System. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. If the market for our products grows more slowly than anticipated, if we are unable to successfully scale the manufacturing of new products to meet demand, if competitors develop better or more cost-effective products or if we are unable to further grow our customer base, our current and future sales and revenue would be materially harmed and our business may not succeed.

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

We entered into the Roche Agreement with Roche in September 2013, pursuant to which we have been developing and expect to manufacture products for certain clinical research uses and ultimately for use in human in vitro diagnostics, including sequencing systems and consumables based on our proprietary SMRT Sequencing technology and our Sequel System. We are engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to develop and manufacture future products as provided by the terms of the Roche Agreement or that Roche will choose or be able to commercialize and sell the products we develop or supply under the Roche Agreement. We could also be involved in disputes with Roche, which could lead to delays in or termination of our development and manufacture of products under the Roche Agreement, and result in time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish Roche’s commitment to us and reduce the resources they devote to commercializing the products developed or supplied under the Roche Agreement. If Roche terminates or breaches the Roche Agreement, or otherwise acquires, develops and/or commercializes alternative or competing products or services, the successful commercialization of our products for clinical uses would be materially and adversely affected.

Furthermore, we anticipate that Roche may account for a significant percentage of our total revenue in the future if they commercialize products developed or supplied under the Roche Agreement. As a consequence, our customer base may be concentrated and Roche’s purchasing behavior could cause our quarterly revenue and results of operations to be materially impacted and to fluctuate from quarter to quarter. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by Roche could materially affect our revenue and results of operations in any quarterly period. In such circumstances, the loss of Roche as a customer, or a significant delay or reduction in its purchases, could materially harm our business, financial condition, results of operations and prospects.

We must successfully manage new product introductions and transitions, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including the expected benefits from the Roche Agreement, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of the Sequel System and other future products may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on the new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we could experience difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products, such as the Sequel System. We could incur significant costs in completing the transition, including costs of inventory write-downs of our products, as current or future customers transition to the new Sequel System. If we do not successfully manage this product transition, our business, reputation and financial condition may be materially and adversely affected.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

Our products are complex and involve a large number of unique components, many of which require precision in manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. Furthermore, we are in the process of transferring production of the SMRT Cells for our Sequel System to a high-volume manufacturer and may experience unanticipated delays or other issues in connection with such transition. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing will be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements, including the Roche Agreement, in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have ordered insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business could be materially harmed.

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost.

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells. Moreover, we are manufacturing a new version of our SMRT Cells for the Sequel System. Our production of the new SMRT Cells has initially been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product defects and SMRT Cell variability, especially as we transfer production of our SMRT Cells to a high-volume manufacturer. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including those products and specifications that may be developed pursuant to the Roche Agreement. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers, including Roche, might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have an material adverse effect, on our business, financial condition and results of operations.

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

Our commercial success may depend in part upon the development of sample preparation and software and informatics tools by third parties for use with our products. We cannot guarantee that third parties will develop tools that our current and future customers will find useful with our products. A lack of complementary sample preparation and informatics tools may impede the adoption of our products and may materially and adversely impact our business.

We operate in a highly competitive industry and if we are not able to compete effectively, our business and operating results will likely be harmed.

Some of our current competitors, including Illumina, Inc. and Thermo Fisher Scientific Inc., as well as other potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages, even if our technology is more effective than the products or service offerings of our competitors, current and potential customers might purchase competitive products and services instead of our products. There are also several companies in the process of developing new, potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd., against whom we have filed a complaint with the U.S. International Trade Commission for patent infringement. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

In addition, at the election of the holders representing a majority of the aggregate principal amount of the outstanding notes issued pursuant to our existing debt agreement, the holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including, without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as partial payment of the notes. This right is subject to certain exceptions set forth in our existing debt agreement. To the extent we raise additional capital in the future through the sale of common stock under any future “at-the-market” offering or through other financing activities, we may be obligated, at the election of the holders of the notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the notes.

Our products are highly complex, have recurring support requirements and could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Products using our SMRT Sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have in the past experienced reliability issues with our existing products, and we have only recently launched the Sequel System, such that support costs are difficult to predict. Despite testing, defects or errors may arise in our products, which could result in a failure to maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified scientists, engineers and other personnel, our ability to develop our products could be harmed and we may be unable to achieve our goals.

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

Our instruments represent significant capital expenditures for our customers. Potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

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

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control. Any failure to deliver products to our customers in a safe and timely manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these carriers are unable to deliver our products, the delivery and acceptance of our products by our customers may be delayed, which could harm our business and financial results. The failure to deliver our products in a safe and timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

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

Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and the cost of operating our business.

Our products could in the future be subject to regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”) clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications, or those developed or supplied pursuant to our agreement with Roche, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we or our partners can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.

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

We currently conduct operations in various countries and jurisdictions. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected. International operations entail a variety of risks, including challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, including as a result of the recent referendum held in the United Kingdom on its membership in the European Union (the outcome of which was a vote on favor of leaving the European Union), difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In conducting our international operations, we will be subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Failure to comply with these laws may subject us to financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition.

Changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers’ local currencies could make our products more expensive, impacting our ability to compete or as a result of financial or other instability in such locations which could result in decreased sales of our products. Our costs of materials from international suppliers may also increase as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Such actions may materially and adversely impact our financial condition and results of operations.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Operating as a public company requires sufficient resources within the accounting and finance functions in order to produce timely financial information, ensure the level of segregation of duties, and maintain adequate internal control over financial reporting customary for a U.S. public company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs even if we attain profitability.

Our sales cycle is unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly fluctuations in our operating results.

The sales cycle for our sequencing instruments is lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly operating results, particularly during the periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. We cannot be sure what the sales cycle will be for the Sequel System. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Moreover, in previous quarters, we recognized substantial revenue derived from milestone payments under the Roche Agreement. All of the milestones under the Roche Agreement have now been achieved, however, which may significantly affect our quarterly operating results in fiscal 2016, particularly during the periods in which our sales volume is low. As a result, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors, which may negatively impact the market price of our common stock.

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

Our facilities in California are located near earthquake faults, and the occurrence of an earthquake or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our facilities in the San Francisco Bay Area are located near earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.

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

Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

If we do not allocate and effectively manage the resources necessary to build and sustain the proper IT infrastructure, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property through security breach. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our reputation, financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

Risks Related to Our Intellectual Property

Failure to secure patent or other intellectual property protection for our products and improvements to our products may reduce our ability to maintain any technological or competitive advantage over our current and potential competitors.

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
•

the scope of the patent protection we or our licensors obtain may not be sufficiently broad to prevent others from practicing our technologies, developing competing products, designing around our patented technologies or independently developing similar or alternative technologies;

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

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ by country. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of the patents that may be granted to us with certainty, the extent to which we will be able to enforce our patents against third parties or the extent to which third parties may be able to enforce their patents against us.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche has certain access to our trade secrets and other proprietary information pursuant to the Roche Agreement, subject to the confidentiality provisions thereof; however, Roche has also developed and commercialized its 454 Life Sciences sequencing systems and is developing alternative and potentially competing sequencing products through its acquisition of Genia Technologies. There can be no assurance that our measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

Our intellectual property may be subject to challenges in the United States or foreign jurisdictions that could adversely affect our intellectual property position.

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexamination or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology, and may materially and adversely affect our business.

Some of our technology is subject to “march-in” rights by the U.S. government.

Some of our patented technology was developed with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that such action is necessary to (i) achieve practical application of the U.S. government-funded technology, (ii) alleviate health or safety needs, (iii) meet requirements of federal regulations, or (iv) give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and such government funding must be disclosed in any resulting patent applications. Furthermore, our rights in such inventions are subject to government license rights and foreign manufacturing restrictions.

We are involved in legal proceedings to enforce our intellectual property rights.

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies may have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we have filed a complaint with the U.S. International Trade Commission against Oxford Nanopore Technologies Ltd. for patent infringement. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time and resources and adverse parties may bring claims against us and/or our intellectual property. Our enforcement actions may not be successful, could give rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable.

We could in the future be subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

In addition, in the course of our business, we may from time to time have access or be alleged to have access to confidential or proprietary information of others, which, though not patented, may be protected as trade secrets. Others could bring claims against us asserting that we improperly used their confidential or proprietary information, or that we misappropriated their technologies and incorporated those technologies into our products. A determination that we illegally used the confidential or proprietary information or misappropriated technologies of others in our products could result in us paying substantial damage awards or being prevented from selling some or all of our products, which could materially and adversely affect our business.

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

A portion of our products or technologies developed and/or distributed by us incorporate “open source” software, and we may incorporate open source software into other products or technologies in the future. Some open source software licenses require that we disclose the source code for any modifications to such open source software that we make and distribute to one or more third parties, and that we license the source code for such modifications to third parties, including our competitors, at no cost. We monitor the use of open source software in our products to avoid uses in a manner that would require us to disclose or grant licenses under our source code that we wish to maintain as proprietary; however, there can be no assurance that such efforts have been or will be successful. In some circumstances, distribution of our software that includes or is linked with open source software could require that we disclose and license some or all of our proprietary source code in that software, which could include permitting the use of such software and source code at no cost to the user. Open source license terms are often ambiguous and there is little legal precedent governing the interpretation of these licenses. Successful claims made by the licensors of open source software that we have violated the terms of these licenses could result in unanticipated obligations, including being subject to significant damages, being enjoined from distributing products that incorporate open source software and being required to make available our proprietary source code pursuant to an open source license, which could substantially help our competitors develop products that are similar to or better than ours or otherwise materially and adversely affect our business.

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

The Roche Agreement could make an acquisition of us less likely, whether or not we realize the expected benefits from the Roche Agreement. For example, the exclusive rights and licenses granted to Roche pursuant to the Roche Agreement, or our development, manufacturing and supply obligations pursuant to the Roche Agreement, may make an acquisition of us less appealing to third parties that compete with Roche.

Our large number of authorized but unissued shares of common stock may potentially dilute existing stockholders’ stockholdings.

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

No updates.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 4, 2016	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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