Form 10-K
period 2016-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2017-03-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34899

Pacific Biosciences of California, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1590339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 O’Brien Drive Menlo Park, CA 94025	94025
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)

(650) 521-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $564,220,000.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of February 28, 2017:  92,725,347

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be held on May 24, 2017 are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, our statements regarding the attributes and sequencing advantages of SMRT® technology and the Sequel™ System, market opportunities, strategic plans, including strategy for our business and related financing, expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products, expectations regarding our collaboration agreements, manufacturing plans including scaling of manufacturing of Sequel Systems and delivery of products, research and development plans, product development including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies, updates or improvements of our products, intentions regarding seeking regulatory approval for our products, competition, expectations regarding unrecognized income tax benefits, expectations regarding the impact of an increase in market rates on the value of our investment portfolio, the sufficiency of cash, cash equivalents and investments to fund projected operating requirements, the effects of recent accounting pronouncements on our financial statements and other future events. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Pacific Biosciences of California, Inc., formerly Nanofluidics, Inc., was incorporated in the State of Delaware in 2000. Our executive offices are located at 1305 O’Brien Drive, Menlo Park, California 94025, and our telephone number is (650) 521-8000.

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

Product Enhancements

Since the introduction of our products in 2011, we have continued to significantly enhance the performance of PacBio sequencing systems through a combination of sample preparation protocol enhancements, software releases, and new sequencing reagent chemistries. By providing an increasing number of longer reads per instrument run, the new chemistries have enabled users to assemble more genomes to a high quality.  We have continually improved our software to expand the number of supported applications such as large genome assembly, sequencing of transcript isoforms produced from genes, and phasing of haplotypes in large amplicons. During 2017, we plan to further improve our existing products, including chemistry and sample preparation improvements to increase throughput and expand our supported applications, and to continue to develop new products.

Market for Our Products

Our customers use our products for sequencing genomes and transcriptomes across a wide range of organisms.  Initially, customers in research, government and commercial markets used the PacBio RS and RS II Systems to generate more complete assemblies of small and medium size genomes, such as bacteria and fungi, and for sequencing targeted regions of larger genomes such as humans and plants.  As throughput and read lengths have increased, the complexity and size of genomes being resolved with SMRT sequencing have grown.   Scientists now use SMRT sequencing to generate genome assemblies of humans, plants & animals, characterize transcriptomes through full-length isoform sequencing, and phase complex genomic regions like full-length human leukocyte antigen, or HLA, genes. With the introduction of the Sequel System, our higher throughput and lower cost platform for SMRT sequencing, we anticipate increasing both mindshare and market share within research and commercial markets such as human biomedical research, plant and animal sciences, microbiology & infectious disease, and immunogenomics.

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

The design of our sequencing systems allows for significant performance improvements.  Our flexible platforms are designed to generate a recurring revenue stream through the sale of proprietary SMRT Cells and reagent kits. With the introduction of the Sequel System, our higher throughput and lower cost platform for SMRT sequencing, we anticipate increasing both market recognition and market share within the markets for our products.  We plan to introduce additional product enhancements over time to further reduce DNA sequencing project costs and time to result while expanding application solutions.

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

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and Europe and primarily through distribution partners in Asia and parts of the Middle East and Latin America. Our sales strategy involves the use of a combination of sales personnel and field application scientists. The role of our sales personnel is to educate customers on the advantages of SMRT technology and the applications that our technology makes possible. The role of our field application scientists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application scientists are technical experts, often with advanced degrees, and generally have extensive experience in academic research and core sequencing lab experience.

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

Customers

Our customers include research institutions, commercial laboratories, genome centers, clinical, government and academic institutions, genomics service providers, pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using PacBio sequencing systems in their own research labs to address their specific applications and scientific questions. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn or other crops. For the years ended December 31, 2016, 2015 and 2014, excluding contractual revenue, no single end customer accounted for more than 10% of our total revenue.

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

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, Asia, the Middle East, and Latin America. Roche related contractual revenue has been classified as revenue from the United States.  Revenue from customers outside the United States totaled $41.0 million, or 45% of our total revenue during fiscal 2016, compared to $24.9 million, or 27% of our total revenue, during fiscal 2015, and compared to $26.2 million, or 43% of our total revenue, during fiscal 2014.

Backlog

As of December 31, 2016, our instrument backlog was approximately $11.0 million, compared to $16.7 million as of December 31, 2015. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2017; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing

Until recently, our principal manufacturing activities have been performed at our prior campus in Menlo Park, California. We are in the process of moving our manufacturing activities to our new headquarters, also in Menlo park, the O’Brien Premises. We currently perform some of the manufacturing and all of the final integration of our instruments in-house, while outsourcing most sub-assemblies to third-party manufacturers. With respect to the manufacture of SMRT Cells, we subcontract wafer fabrication and processing to semiconductor processing facilities, but conduct critical surface treatment processes internally. In addition, we currently manufacture critical reagents in-house, including our phospholinked nucleotides and our DNA polymerase.

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

Research and Development

Our SMRT technology requires the blending of a number of unique disciplines, namely nanofabrication, physics, photonics, optics, molecular biology, engineering, signal processing, high performance computing, and bioinformatics. Our research and development team is a blend of these disciplines creating a single, cross-functional /operating unit. We have also established productive working relationships with technology industry leaders, as well as leading academic centers, to augment and complement our internal research and development efforts. Research and development expenses incurred were $67.6 million, $60.4 million and $48.2 million during 2016, 2015 and 2014, respectively. We plan to continue our investment in research and development to enhance the performance and expand the application of our current products, and introduce additional products based on our SMRT technology. Our goals include further improvements in sequencing read length and mappable data per SMRT Cell, chemistry and software enhancements, and enhancements in sample preparation and bioinformatics tools that take advantage of the capabilities of our products.  In addition, our engineering teams will continue their focus on increasing instrument component and system reliability, reducing costs, and implementing additional system flexibility and versatility through the enhancement of existing products and development of new products.

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

As of December 31, 2016, we own or hold exclusive licenses to 221 issued U.S. patents, 106 pending U.S. patent applications, 133 granted foreign patents and 81 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2019 and 2034.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

Of our exclusively licensed patent applications, 20 issued U.S. patents, one pending U.S. patent application, 14 granted foreign patents and one pending foreign patent application are licensed to us by the Cornell Research Foundation, which manages technology transfers on behalf of Cornell University. We have also entered into a license agreement with Indiana University Research and Technology Corporation, or IURTC, for U.S. Patent No. 6,399,335, which relates to nucleoside triphosphates that include a labeling group attached through the terminal phosphate group in the triphosphate chain. We have also entered into a license agreement with GE Healthcare Bio-Sciences Corp, or GE Healthcare, for several U.S. and foreign patents and pending patent applications related to labeled nucleoside polyphosphate compounds.

In September 2013, we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), pursuant to which we: (i) had been developing diagnostic products for clinical use including sequencing systems and consumables based on our proprietary SMRT technology; (ii) had agreed to grant to Roche an exclusive right to commercialize, and an exclusive license to sell, the developed diagnostic products for clinical use; and (iii) had agreed to manufacture and supply certain products intended for clinical use as the exclusive supplier to Roche. We received a non-refundable up-front payment of $35.0 million in 2013, and milestone payments totaling $40.0 million in 2014 and 2015 pursuant to the Roche Agreement. No further milestone payments are expected under the Roche Agreement. On December 12, 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience, and the termination became effective on February 10, 2017, which was 60 days after the date of the notice required under the Roche Agreement.

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. and Metrichor, Ltd. (together, “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. and Metrichor, Ltd. for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs.

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

Employees

As of December 31, 2016, we had 438 full-time employees. Of these employees, 159 were in research and development, 98 were in operations, 125 were in marketing, sales, service and support, and 56 were in general and administration. With the exception of our field-based sales and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, in September 2015, we launched a new nucleic acid sequencing platform, the PacBio Sequel™ System.  Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	drive adoption of our current and future products, including the Sequel System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;
•	grow our market share by marketing and selling our products to new and additional market segments;
•	maintain and develop strategic relationships with vendors and manufacturers to acquire necessary materials for the production of our existing or future products;
•	adapt or scale our manufacturing activities to meet potential demand at a reasonable cost;
•	avoid infringement and misappropriation of third-party intellectual property;
•	obtain any necessary licenses to third-party intellectual property on commercially reasonable terms;
•	obtain valid and enforceable patents that give us a competitive advantage or enforce existing patents;
•	protect our proprietary technology; and
•	attract, retain and motivate qualified personnel.

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products into the markets that Roche would have addressed under the Roche Agreement, may be heightened by the recent termination of the Roche Agreement.  In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies. To accomplish this, we must successfully commercialize, and continue development of, our proprietary Single Molecule, Real-Time (SMRT®) Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. There can be no assurance that we will be successful in securing additional customers for our products.  For example, we have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers in additional markets.  Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach. These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to our most recently-launched product, the Sequel System.  As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications.  Given the loss of Roche as a partner, we may need to either expand our internal capabilities or collaborate with other partners, or both, in order to successfully expand sales of our products in the markets we seek to reach, including the markets that Roche would have addressed under the Roche Agreement, which we may be unable to do at the scale required to support our business.  If the market for our products grows more slowly than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue would be materially harmed and our business may not succeed.

If we are unable to successfully develop and timely manufacture our products, including Sequel Systems and related consumables, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the rollout and scaling of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, and have recently transferred production of the new SMRT Cells from a prototype chip vendor to a high-volume manufacturer.  Our production of the new SMRT Cells has previously been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects,  SMRT Cell variability and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of the Sequel System is not successful, we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our new products could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System.  We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to develop and manufacture future products as a result of our research and development efforts, or that we will be able to market, sell and commercialize the products that result from our research and development efforts. Furthermore, in December 2016, Roche elected to terminate the Roche Agreement, and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement. We may therefore need to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize the products that we have developed in the markets we seek to reach, including the markets that Roche would have addressed under the Roche Agreement.

We must successfully manage new product introductions and transitions, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including those that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have in the past experienced, and could in the future experience difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products, such as the Sequel System. We could incur significant costs in completing the transitions, including costs of inventory write-downs of our products, as current or future customers transition to the new products. If we do not successfully manage these product transitions, our business, reputation and financial condition may be materially and adversely affected.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

Our products are complex and involve a large number of unique components, many of which require precision in manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. Furthermore, we have recently transferred production of the SMRT Cells for our Sequel System from a prototype chip vendor to a high-volume manufacturer, and we have experienced and may in the future experience unanticipated delays and other issues in connection with such transition. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing will be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions or changes resulting from factors beyond our control. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business could be materially harmed.

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost.

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells. Moreover, we are manufacturing a new version of our SMRT Cells for the Sequel System, and are in the process of simultaneously moving our in-house manufacturing facilities and scaling up manufacturing capacity for our products. In connection with this process, we may experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products.  Our production of new SMRT Cells has initially been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT

Cell variability and other issues, including in connection with our recent transfer of the production of our SMRT Cells to a high-volume manufacturer.  There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our existing or new manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

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

There are also several companies that are in the process of developing or have already developed new, potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd., against whom we have filed a complaint with the U.S. International Trade Commission for patent infringement. Roche is also developing potentially competing sequencing products through its acquisition of Genia Technologies.  Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

We may be unable to successfully increase sales of our products.

Our ability to achieve profitability depends on our ability to attract customers for our current and future products, and we may be unable to effectively market or sell our products, or find appropriate partners to do so. To perform sales, marketing, distribution and customer support functions successfully, we face a number of risks, including:

•	our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technologies;
•	availability of potential sales partners to sell our technologies, and our ability to attract and retain such sales partners;
•	the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and
•	our sales, marketing and service force may be unable to execute successful commercial activities.

We have enlisted and may continue to enlist third parties to assist with sales, distribution and customer support. There is no guarantee that we will be successful in attracting desirable sales and distribution partners, that we will be able to enter into arrangements with such partners on terms favorable to us or that we will be able to retain such partners on a going forward basis. If our sales and marketing efforts, or those of any of our third-party sales and distribution partners, are not successful, our technologies and products may not gain market acceptance, which could materially impact our business operations.

We plan to raise additional financing to fund our existing operations. Equity and debt securities we issue may have rights senior to common stockholders and additional equity financing will dilute the holdings of current stockholders.

We plan to raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement.   We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. To the extent that we raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts.  Furthermore, fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have in the past experienced reliability issues with our products, and we have only recently launched the Sequel System, such that support costs are difficult to predict. Despite testing, defects or errors may arise in our products, which could result in a failure to maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel or are unable to successfully retain, recruit and train qualified scientists, engineers and other personnel, our ability to maintain and develop our products could be harmed and we may be unable to achieve our goals.

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our future technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

A significant portion of our potential sales depends on customers’ spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

Our instruments represent significant capital expenditures for our customers. Potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

Our business could be negatively impacted by changes in the United States political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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

We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions.   We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increase the risks surrounding governmental regulations relating to our business.  The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.

Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and the cost of operating our business.  In addition, changes to laws and government regulations could cause a material adverse effect on our business as we will need to adapt our business to comply with such changes.  For example, a governmental prohibition on the use of human in vitro diagnostics would adversely impact our commercialization of products on which we have expended significant research and development resources, which would in turn have a material adverse impact on our business and prospects.

Our products could become subject to regulation by the U.S. Food and Drug Administration or other domestic and international regulatory agencies, which could increase our costs and impede or delay our commercialization efforts, thereby materially and adversely affecting our business and results of operations.

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”) clearance or approval since they are not intended for use in the diagnosis or treatment of disease. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Even where a product is exempted from FDA clearance or approval, the FDA may impose restrictions as to the types of customers to which we or our partners can market and sell our products. Such regulation and restrictions may materially and adversely affect our business, financial condition and results of operations.  In the event that we fail to obtain and maintain necessary regulatory clearances or approvals for products that we develop for clinical uses, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations may be materially harmed.  Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. We do not have experience in obtaining FDA approvals and no assurance can be given that we will be able to obtain or to maintain such approvals.  Furthermore, any approvals that we may obtain can be revoked if safety or efficacy problems develop.

Many countries have laws and regulations that could affect our products, such as 510(k) clearances, premarket approvals or CE Mark requirements, and failure to adhere to applicable statutory or regulatory requirements by us or our business partners would have a material adverse effect on our operations and financial condition. The number and scope of these requirements are increasing. Unlike many of our competitors, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Doing business internationally creates operational and financial risks for our business.

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions.  For example, in 2016, we started selling into several new countries directly and through distribution partners, including Mexico and Israel, where we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts.  Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources.  If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•	challenges in staffing and managing foreign operations;
•	tariffs and other trade barriers;
•

changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the referendum held in the United Kingdom approving the separation of the United Kingdom as a member of the European Union;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;
•	potential increases on tariffs or restrictions on trade generally; and
•	significant taxes or other burdens of complying with a variety of foreign laws.

In conducting our international operations, we are subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010.  Failure to comply with these laws may subject us to claims or financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition.  These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption.

We face risks related to the current global economic environment, which could delay or prevent our customers from purchasing our products, which could in turn harm our business, financial condition and results of operations. The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets and concerns regarding the availability of credit pose a risk that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current global economic environment deteriorates, our business could be negatively affected.

Moreover, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers’ local currencies could make our products more expensive, impacting our ability to compete or as a result of financial or other instability in such locations which could result in decreased sales of our products. Our costs of materials from international suppliers may also increase as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Such actions may materially and adversely impact our financial condition and results of operations.

Violations of complex foreign and U.S. laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. Even if we implement policies or procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our distribution partners, our employees, contractors, or agents will not violate our policies and subject us to potential claims or penalties.

If we fail to comply with healthcare and other governmental regulations, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

The products that we may develop for clinical uses may be highly regulated, and there can be no assurance that the regulatory environment in which we would operate will not change significantly and adversely in the future. Any arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare laws and regulations that may affect our ability to conduct business, include, without limitation:

•	federal and state laws and regulations regarding billing and claims payment applicable to products that we may develop for clinical uses, and regulatory agencies enforcing those laws and regulations;
•

the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;
•

the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal physician self-referral prohibition, commonly known as the Stark Law; and
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or Affordable Care Act, was enacted in 2010. The Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.

The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages, fines, imprisonment, for individuals, exclusion from participation in government programs, such as Medicare and Medicaid, and we could be required to curtail or cease certain of our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.  Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

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

Our sales cycle is unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.

The sales cycle for our sequencing instruments is lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during the periods in which our sales volume is low.  Factors that may cause fluctuations in our quarterly or operating results include, without limitation, market acceptance for our products; our ability to attract new customers; publications of studies by us, competitors or third parties; the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation; the amount and timing of our costs and expenses; changes in our pricing policies or those of our competitors; general economic, industry and market conditions; the regulatory environment; expenses associated with warranty costs or unforeseen product quality issues; the hiring, training and retention of key employees, including our ability to grow our sales organization; litigation or other claims against us for intellectual property infringement or otherwise; our ability to obtain additional financing as necessary; and changes or trends in new technologies and industry standards.  Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

We are in the process of transitioning to our new headquarters in Menlo Park, California. The transition may involve unanticipated delays, which could materially impact our desired commercial timelines and there is no assurance that we will be able to move into our new headquarters without any material interruption to our business. The successful transition of our headquarters, including the transition of our manufacturing facilities, is largely dependent upon the cooperation and continued performance of both our current and future landlords, as well as third-party contractors who are preparing certain shell improvements and tenant improvements. During the transition period, we must successfully establish and implement procedures to ensure that our current and future manufacturing facilities meet our quality standards while maintaining a reasonable cost structure. In addition, after our new manufacturing facilities have been qualified, it may take a considerable period of time to commence volume production. We have already devoted significant expenses and resources in connection with the transition, and there is no assurance that we can manage the transition successfully.

In addition, the transition to our new headquarters may delay or disrupt our ability to perform critical functions, distract our management and employees or result in unanticipated expenses, all of which could negatively affect our business, at least in the near term. There may also be additional costs associated with running separate manufacturing facilities until our in-house manufacturing has been relocated to the new headquarters, and such costs may exceed our projections. If the transition does not go as expected, in addition to other issues noted above, we could experience delayed shipments of products, unexpected cost overruns or quality issues, or loss of our ISO certifications, each of which could have a material adverse effect on our business, operating results and business reputation. Moreover, in the event that we breach any of our current Menlo Park facility real property leases and fail to cure such breach within the time permitted, the landlord would have no obligation to make the final payment due to us under the leases, as amended, as consideration for our agreement to amend the leases.

Ethical, legal, privacy and social concerns or governmental restrictions surrounding the use of genetic information could reduce demand for our technology.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, or breached due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position.  Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

Regulations related to conflict minerals has caused us to incur, and will continue to cause us to incur, additional expenses and could limit the supply and increase the costs of certain materials used in the manufacture of our products.

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct diligence, and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may face reputational harm if we determine that certain of our products contain minerals that are not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. Reputational harm could materially and adversely affect our business, financial condition or results of operations.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche has had certain access to our trade secrets and other proprietary information pursuant to the Roche Agreement, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the Roche Agreement); however, Roche is developing potentially competing sequencing products through its acquisition of Genia Technologies. There can be no assurance that our measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies may have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we have filed a complaint with the USITC against ONT for patent infringement. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time and resources and adverse parties may bring claims against us and/or our intellectual property. Our enforcement actions may not be successful, could give rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable.

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, units or debt securities. We have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. In February 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under an “at-the-market” offering program.  Sales of securities under the registration statement have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2015, we leased approximately 186,000 square feet in Menlo Park, California, where we housed our headquarters, research and development, service and support functions, and our in-house manufacturing operations. In July 2015 we amended the terms and conditions of our existing leases for the Menlo Park facility to, among other things, extend the terms of most of the leases to expire on September 30, 2017. In June 2016 and January 2017 we further amended the terms and conditions of our existing leases for the Menlo Park facility to, among other things, modify the payment schedule and increase the amount of the payments receivable from our existing landlord. As of December 31, 2016, we leased approximately 172,000 square feet under the amended Menlo Park facility real property leases. We also lease a sales office facility in Singapore, and engineering support facilities in San Francisco, California

In addition, in July 2015 we entered into a new lease agreement (the “O’Brien Lease”) with respect to our premises at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion date had not yet occurred. We did not have control of the building until after December 31, 2016. As of January 1, 2017, we lease approximately 180,000 square feet under the amended O’Brien Lease.

   We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.LEGAL PROCEEDINGS

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. and Metrichor, Ltd. (together, “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint  to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. and Metrichor, Ltd. for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on  The Nasdaq Global Select Market under the symbol “PACB.” The following table sets forth the high and low sales prices per share for our common stock for the indicated fiscal periods:

	2016		2015
	High	Low	High	Low
4th Quarter	$9.28	$3.76	$14.00	$4.26
3rd Quarter	9.50	6.76	5.90	3.58
2nd Quarter	10.75	6.79	6.55	5.11
1st Quarter	13.98	7.50	8.78	5.38

Holders of Record

As of February 28, 2017, there were approximately 43 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.  In addition, our ability to pay dividends is limited pursuant to covenants in our debt agreements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information as of December 31, 2016 for our equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	22,501,270	$6.30	6,524,789
Equity compensation plans not approved by security holders	—	—	—

Performance Graph

The performance graph included in this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Pacific Biosciences under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
Pacific Biosciences of California, Inc.	$100.00	$60.71	$186.79	$280.00	$468.93	$135.71
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology Index	100.00	134.68	232.37	307.67	328.76	262.08

Recent Sales of Unregistered Securities

None.

Use of Proceeds

During April 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we could, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On May 1, 2012, the registration statement was declared effective by the SEC, which allowed us to access the capital markets for three years following the effective date.

On October 5, 2012, we entered into a sales agreement pursuant to which we sold shares of our common stock having an aggregate offering price of approximately $30.0 million through an “at-the-market” offering.

On November 8, 2013, we amended the sales agreement to increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

In November 2014, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, units or debt securities. On November 21, 2014, the registration statement was declared effective by the SEC, which would allow us to access the capital markets for three years following the effective date.

On February 3, 2015, we amended the sales agreement again in order to further increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 3, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Such aggregate offering price of shares of our common stock was in addition to the shares sold under the original sales agreement, dated October 5, 2012, the first amendment to the sales agreement, dated November 8, 2013, and the second amendment to the sales agreement, dated February 3, 2015. Pursuant to the prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On May 18, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Pursuant to such prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

As of December 31, 2016, we have sold a total of 24.7 million shares of our common stock at an average price of $6.08 through our “at-the-market” offering, for total net proceeds of $145.5 million.

On February 2, 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under the sales agreement.

We may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings.

ITEM 6. SELECTED FINANCIAL DATA

Our historical results are not necessarily indicative of the results to be expected for any future period. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(in thousands except per share amounts)
Total revenue (1)(2)	$90,714	$92,782	$60,594	$28,181	$25,983
Total cost of revenue (1)	46,554	39,332	37,192	21,762	25,043
Gross profit (1)	44,160	53,450	23,402	6,419	940
Gain on lease amendments (3)	—	(23,043)	—	—	—
Total operating expense	115,404	82,584	86,256	83,962	95,278
Operating loss	(71,244)	(29,134)	(62,854)	(77,543)	(94,338)
Net loss	$(74,375)	$(31,696)	$(66,160)	$(79,293)	$(94,465)
Net loss per share:
Basic and diluted net loss per share	$(0.83)	$(0.42)	$(0.94)	$(1.26)	$(1.69)

Shares used in computing basic and diluted net loss per share (4)	89,148	75,614	70,475	62,784	55,733

	As of December 31,
	2016	2015	2014	2013	2012
		(in thousands)
Cash, cash equivalents and investments	$71,978	$82,270	$101,348	$112,528	$100,580
Working capital	75,237	72,363	86,271	103,904	100,257
Total assets	137,884	131,107	124,390	136,036	129,683
Total liabilities (5)	53,216	57,567	69,441	66,856	20,301
Total stockholders' equity (4)	$84,668	$73,540	$54,949	$69,180	$109,382

(1)

We began recording product and service revenue and the related cost of revenue in 2011 from sales of our instruments and consumables. Prior to 2011, our revenue and gross profit consisted solely of grant revenue. Prior to 2012, cost of revenue and gross profit do not reflect certain costs, as instrument components acquired prior to September 30, 2010 were expensed as period costs.

(2)

During 2013,  we entered into the Roche Agreement and received a non-refundable up-front payment of $35.0 million.  Revenue for the year ended December 31, 2014 consists of four quarterly periods of amortization of $1.7 million from the non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2015 consists of four quarterly periods of amortization of $3.6 million, reflecting the increased certainty of the development time period. Revenue for the year ended December 31, 2016 included amortization of $3.6 million of the upfront Roche payment for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016 upon our receipt of notice on December 2016 that Roche had elected to terminate the Roche Agreement, which became effective on February 10, 2017. In addition, we achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million, respectively, as contractual revenue during the year ended December 31, 2015. Please see “Note 3. Contractual Revenue” in Part II, Item 8 of this Form 10-K for additional information.

(3)

Comprised of one-time gain of $23.0 million associated with the lease amendment agreements with our existing landlord,  which amended the terms and conditions of certain of our existing Menlo Park facility real property leases. Please see “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.

(4)

From 2012 to 2016, we established various “at-the-market” offerings pursuant to which we could offer and sell shares of our common stock. Our first sales through our “at-the-market” offering occurred in 2013 and as of December 31, 2016, we have sold a total of 24.7 million shares of our common stock at an average price of $6.08, for total net proceeds of $145.5 million. Please see “Note 9. Stockholders’ Equity” in Part II, Item 8 of this Form 10-K for additional information.

(5)

During 2013, we entered into a debt agreement pursuant to which we received $20.5 million in funding and issued promissory notes in the aggregate principal amount of $20.5 million and warrants to purchase 5,500,000 shares of our common stock. Please see “Note 6. Notes Payable” in Part II, Item 8 of this Form 10-K for additional information.

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

Business Events

Product Developments.

In September 2015, we announced a new nucleic acid sequencing platform, the Sequel System, which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio RS II System, while maintaining the existing benefits of our SMRT technology. The core of the Sequel System is the capacity of its redesigned SMRT Cells, which contain approximately one million zero-mode waveguides (ZMWs) at launch, compared to approximately 150,000 ZMWs in the PacBio RS II System. We began limited shipments of the Sequel System in the United States during the fourth quarter of 2015, scaled up our manufacturing process for the Sequel Systems and the new SMRT Cells during 2016 and intend to continue to develop and refine our manufacturing processes for increased volume in 2017.

Agreement with Roche

In September 2013, we entered into the Roche Agreement with Roche, pursuant to which we accounted for, and recognized as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognized revenue under the Roche Agreement using a straight-line convention over the service periods of the deliverables as this method approximated our performance of services pursuant to the Roche Agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million was recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million was recognized as contractual revenue for each of the four quarters of 2015 and for each of the first three quarters of 2016. As of September 30, 2016, the total deferred contractual revenue balance was $1.3 million, relating to the amount allocated to the deliverable of our participation on the joint steering committee. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience, and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement. Upon such notice, no further participation on the joint steering committee was deemed necessary; as such, we recognized the entire remaining unamortized deferred revenue of $1.3 million as contractual revenue in the fourth quarter of 2016. As a result of Roche’s termination of the Roche Agreement, it may be more difficult for us to successfully market, sell and commercialize our products into the markets that Roche would have addressed under the Roche Agreement.

Further, the Roche Agreement provided for additional payments totaling $40.0 million upon the achievement of certain development milestones, all of which have previously been received and recognized as revenue. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recognized the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and the third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month periods ended June 30, 2015 and December 31, 2015, respectively. There are no other milestones remaining to be achieved.

Cash Position

Cash, cash equivalents and investments, excluding restricted cash, at December 31, 2016 totaled $72.0 million, compared to $82.3 million at December 31, 2015. During 2016, we received $58.2 million, net, through the sale of common stock under our “at-the-market” offering. We plan to raise additional capital in the future. To the extent we raise additional funds through the issuance of equity, such issuance will result in dilution to our stockholders. Our cash position is dependent on our revenue, as well as any additional funds raised.

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

Manufacturing overhead is predominantly comprised of labor and facility costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including; next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense. During 2014, manufacturing volumes trended towards and then approximated normal capacity, and excess manufacturing resources contributing to research and development activities declined significantly.

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

At December 31, 2016, we maintained a full valuation allowance against all of our deferred tax assets which totaled $317.4 million, including net operating loss carryforwards and research and development tax credits of $264.2 million and $32.0 million, respectively. Our deferred tax assets include federal and state net operating loss carryforwards of approximately $684.0 million and $574.1 million, respectively, and federal and state research and development credit carryforwards of approximately $26.9 million and $29.0 million, respectively. The federal net operating loss carryforward begins expiring in 2024, the state net operating loss carryforward have expirations in 2016 and beyond, the federal research and development credits begin expiring in 2024 and the California tax research and development credits can be carried forward indefinitely.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning after December 15, 2016 and interim reporting periods starting in the first quarter of 2017. We adopted this standard as of December 31, 2016.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified.  Furthermore, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating which forfeiture method to use. In either scenario it will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or the cumulative effect transition method. ASU 2014-09 is effective for periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

While we are continuing to assess all potential impacts of the new accounting standard, we currently believe the most significant impact relates to our accounting for incremental cost of obtaining a contract with a customer (i.e. sales commission). Under current GAAP, the cost incurred to obtain a contract is recognized in the period the expense is incurred while under the new standard, the incremental costs to obtain the contract will be allocated to the performance obligations using the relative fair value of these obligations, recognized as an asset and amortized over the useful life of that asset.  We are still in the process of evaluating the impact of this new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$64,609	$37,502	$27,107	72%
Service and other revenue	13,971	10,896	3,075	28%
Contractual revenue	12,134	44,384	(32,250)	(73%)
Total revenue	90,714	92,782	(2,068)	(2%)
Cost of Revenue:
Cost of product revenue	34,512	30,704	3,808	12%
Cost of service and other revenue	12,042	8,628	3,414	40%
Total cost of revenue	46,554	39,332	7,222	18%
Gross profit	44,160	53,450	(9,290)	(17%)
Operating Expense:
Research and development	67,617	60,440	7,177	12%
Sales, general and administrative	47,787	45,187	2,600	6%
Gain on lease amendments	—	(23,043)
Total operating expense	115,404	82,584	32,820	40%
Operating loss	(71,244)	(29,134)	(42,110)	(145%)
Interest expense	(3,234)	(2,926)	(308)	(11%)
Other income (expense), net	103	364	(261)	(72%)
Net loss	$(74,375)	$(31,696)	$(42,679)	(135%)

Revenue

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenue:	(in thousands, except percentages)
Instrument revenue	$40,956	$18,728	$22,228	119%
Consumable revenue	23,653	18,774	4,879	26%
Total product revenue	64,609	37,502	27,107	72%
Service and other revenue	13,971	10,896	3,075	28%

Contractual revenue	12,134	44,384	(32,250)	(73%)
Total revenue	$90,714	$92,782	(2,068)	(2%)

Total revenue for the year ended December 31, 2016 was $90.7 million compared to $92.8 million for 2015.

Product revenue for the year ended December 31, 2016 consisted of $41.0 million from sales of instruments and $23.7 million from sales of consumables, for total product revenues of $64.6 million, compared to $18.7 million from sales of instruments and $18.8 million from sales of consumables, for total product revenue of $37.5 million for the year ended December 31, 2015. The increase in sales of instruments from 2015 to 2016 included the effects of the product transition from the PacBio RS II System to the Sequel System. The increase in consumable sales from 2015 to 2016 was primarily attributable to a larger installed instrument base. We expect product revenue to increase in 2017 compared to 2016 based on an expected increase in system shipments and an expected increase in Sequel System utilization.

Service and other revenue for the year ended December 31, 2016 was $14.0 million compared to service revenue of $10.9 million for the year ended December 31, 2015. The increase in service revenue from 2015 to 2016 was primarily attributable to a larger installed instrument base in 2016.

Contractual revenue for the year ended December 31, 2016 was $12.1 million compared to $44.4 million for 2015. Contractual revenue for 2016 included amortization of $3.6 million of the upfront Roche payment for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016. As of December 31, 2016, the upfront Roche payment of $35.0 million has been fully recognized.  Contractual revenue for 2015 included amortization of $3.6 million of the upfront Roche payment for each of the four quarters of 2015, plus $30.0 million of payments associated with development milestones under the Roche Agreement. We do not expect any contractual revenue for 2017.

Gross Profit

Gross profit for the year ended December 31, 2016 totaled $44.2 million, resulting in a gross margin of 48.7%, compared to a $53.5 million gross profit for the year ended December 31, 2015 and a gross margin of 57.6%. The gross profit and margin for the year ended December 31, 2015 included $30.0 million of milestone revenue from the Roche Agreement at a 100% margin. Excluding this milestone revenue, gross profit and gross margin for the year ended December 31, 2016 increased significantly over 2015 primarily as a result of the higher margin sales of the Sequel System, which was launched in the fourth quarter of 2015.

Cost of product revenue increased to $34.5 million for the year ended December 31, 2016, compared to cost of product revenue of $30.7 million for 2015. The increase in cost of product revenue was primarily driven by the growth of instrument and consumable shipments in 2016 compared to 2015.

Cost of service and other revenue for the year ended December 31, 2016 increased to $12.0 million compared to $8.6 million for the year ended December 31, 2015. The cost of service and other revenue increased in line with the growth in revenue but was partially offset by leveraging existing infrastructure.

Gross margin for 2017 is expected to be lower than 2016, as we have no scheduled contractual revenue to amortize in 2017.

Research and Development Expense

For the year ended December 31, 2016, research and development expenses increased by $7.2 million, or 11.9%, compared to the year ended December 31, 2015. The increase in research and development expenses was primarily attributed to an increase of $6.9 million in compensation related expenses resulting from increased headcount and higher stock-based compensation expenses and an increase of $1.4 million in product development costs related to the launch of the Sequel System, partially offset by a decrease of $1.0 million in professional fees. Research and development expenses included stock-based compensation expenses of $8.3 million and $5.2 million for the years ended December 31, 2016 and 2015, respectively.

We expect our total research and development expenses to increase in 2017 compared to 2016.

Sales, General and Administrative Expense

For the year ended December 31, 2016, sales, general and administrative expenses increased by $2.6 million, or 5.8%, compared to the year ended December 31, 2015. The increase in sales, general and administrative expenses was primarily attributed to an increase of $3.8 million in compensation related expenses resulting from increased headcount and higher stock-based compensation expenses, partially offset by a decrease of $1.1 million in facility expenses due to the rent abatements in 2016. Sales, general and administrative expenses included stock-based compensation expenses of $9.2 million and $7.3 million for the years ended December 31, 2016 and 2015, respectively.

We expect our sales, general and administrative expenses to increase in 2017 compared to 2016.

Interest Expense

Interest expense for the year ended December 31, 2016 remained flat compared to 2015. Interest expense related primarily to the debt facility that we entered into in February 2013.

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

Gross Profit

Gross profit for the year ended December 31, 2015 totaled $53.5 million, resulting in a gross margin of 57.6%, compared to a $23.4 million gross profit for the year ended December 31, 2014 and a gross margin of 38.6%. Both gross profit and gross margin in 2015 increased over 2014 as a result of the growth described above in consumable revenue, which has higher margins, and in contractual revenue, which has a gross margin of 100%.

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

Research and Development Expense

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

Sales, General and Administrative Expense

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

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement. Cash, cash equivalents and investments, excluding restricted cash, at December 31, 2016 totaled $72.0 million, compared to $82.3 million at December 31, 2015.

We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future. These expectations are based on our current operating and financing plans which are subject to change. Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to obtain new collaboration agreements and maintain customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the costs of being a public company; the purchase of patent licenses; the costs associated with the ongoing transition to our new facilities in Menlo Park, California; regulatory costs; and other factors.

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

The following table summarizes our cash flow activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2015	2014

Net cash provided by (used in):
Operating activities	$(67,929)	$(47,889)	$(51,468)
Investing activities	(14,864)	8,606	19,564
Financing activities	65,929	36,463	41,991

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the years ended December 31, 2016, 2015 and 2014 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

Cash used in operating activities of $67.9 million in 2016 reflected a net loss of $74.4 million, adjusted for non-cash items such as stock-based compensation of $19.6 million, depreciation and amortization of $3.9 million and amortization of debt discount and financing costs of $1.2 million. Additionally, the change in net operating assets and liabilities was attributed to a reduction in deferred contractual revenue of $12.1 million, an increase in inventory of $6.2 million and an increase of accounts receivable of $6.2 million, partially offset by an increase of $4.5 million of accounts payable and accrued expenses due primarily to the timing of payments. The change in inventory also reflects a transfer of $1.3 million from inventory to fixed assets relating to our instruments.

Cash used in operating activities of $47.9 million in 2015 reflected a net loss of $31.7 million, adjusted for non-cash items such as stock-based compensation of $13.8 million, depreciation and amortization of $3.7 million, the non-cash portion relating to the gain on lease amendments of $3.0 million, and amortization of debt discount and financing costs of $1.0 million. Additionally, the change in net operating assets and liabilities was attributed to an increase of prepaid expenses and other assets of $17.9 million, of which a $15.0 million increase related to the future landlord payments associated with the Lease Amendment Agreement that we entered into in 2015 for our prior headquarters, a reduction in deferred contractual revenue of $14.4 million and a decrease in inventory of $2.5 million, offset by an increase of $5.0 million of accounts payable and accrued expenses due primarily to the timing of payments. The change in inventory also reflects a transfer of $2.8 million from inventory to fixed assets relating to leased PacBio RS II instruments.

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

In 2016, net cash used in investing activities was $14.9 million, comprised of net purchase of investments of $6.7 million and net purchase of property and equipment of $8.2 million.

In 2015, net cash provided by investing activities was $8.6 million, comprised of $16.1 million in net maturities and sales of investments, partially offset by $3.0 million in net purchases of property and equipment, and $4.5 million in long-term restricted cash related to a letter of credit established in October 2015 associated with the lease agreement for our current headquarters.

In 2014, net cash provided by investing activities was $19.6 million, comprised of $21.2 million in net maturities of investments, partially offset by $1.6 million in purchases of property and equipment.

Financing Activities

In 2016, cash provided by financing activities was $65.9 million, comprised of net proceeds of $58.2 million from our common stock “at-the-market” offering program and $7.7 million from the issuance of common stock through our equity compensation plans.

In 2015, cash provided by financing activities was $36.5 million, comprised of net proceeds of $29.1 million from our common stock “at-the-market” offering program and $7.4 million from the issuance of common stock through our equity compensation plans.

In 2014, cash provided by financing activities was $42.0 million, comprised of net proceeds of $38.0 million from our common stock “at-the-market” offering program and $4.0 million from the issuance of common stock through our equity compensation plans.

Capital Resources

Common Stock “At-the-Market” Offering

On October 5, 2012, we entered into a sales agreement pursuant to which we sold shares of our common stock having an aggregate offering price of approximately $30.0 million through an “at-the-market” offering.

On November 8, 2013, we amended the sales agreement to increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 3, 2015, we amended the sales agreement again in order to further increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 3, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Such aggregate offering price of shares of our common stock was in addition to the shares sold under the original sales agreement, dated October 5, 2012, the first amendment to the sales agreement, dated November 8, 2013, and the second amendment to the sales agreement, dated February 3, 2015. Pursuant to the prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On May 18, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Pursuant to such prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 2, 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under the sales agreement.

We may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and  issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction.

The Facility Agreement also contains various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on our ability to incur additional indebtedness or liens on our assets, except as permitted under the Facility Agreement. In addition, the Facility Agreement requires us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted the lenders a security interest in substantially all of our property and interests in property.

Subject to certain exceptions set forth in the Facility Agreement, holders representing a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Facility Agreement may elect to receive 25% of the net proceeds from any financing that includes an equity component. To the extent we raise additional capital in the future through the sale of common stock, including without limitation, sales of common stock pursuant to an “at-the-market” offering program, we may be obligated, at the election of the holders of the Notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the Notes.

Contractual Obligations, Commitments and Contingencies

Leases

In December 2009, we entered into a lease agreement for a manufacturing and office facility in Menlo Park. In order for the facility to meet our needs and operating requirements, substantial tenant improvements, including improvements to the structural elements and principal operating systems of the facility, were necessary. The lessor provided a tenant improvement allowance of $1.8 million to apply towards the necessary improvements and we remained obligated for additional amounts over the afforded allowance. Due to our involvement in and the nature of the renovations made to the facility and our obligations to fund the costs of renovations exceeding the incentives afforded to us, we account for the facility as if we are the owner. Accordingly, we recorded $3.0 million of building and leasehold improvement assets, reflecting the $1.2 million fair value of the facility prior to commencing renovations and the $1.8 million of landlord incentives within property and equipment, net and a corresponding liability recorded to facility financing obligation.

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the consolidated balance sheets at December 31, 2016 and December 31, 2015, were $1.7 million and $1.4 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into the Lease Amendment Agreement with the Existing Landlord, which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the leases with the Existing Landlord, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permit process related to an architectural approval and a change of use permit with respect to our new O’Brien Premises was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, and the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million remaining Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

In June 2016, we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million was recorded in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments. In January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the payments receivable from the Existing Landlord by $65,000. In February 2017, we received $1,045,000 out of the total receivable of $5,065,000 from the Existing Landlord.

O’Brien Lease Agreement

On July 22, 2015, we entered into the O’Brien Lease with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion date had not yet occurred. We did not have control of the building until after December 31, 2016. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2,160,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2016 and December 31, 2015. The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

Under the O’Brien Lease, we expect to pay approximately $79.2 million in rent and $24 million in operating expenses over the expected lease term. In addition to the lease payments, we are also required to reimburse the landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature. These future expenditures are expected to be partially offset by the $5.1 million of future Landlord Payments from our Existing Landlord as described above.

The following table provides summary information concerning our future contractual obligations as of December 31, 2016:

	Payments due by period (in thousands)
	Total	2017	2018	2019	2020	2021	After

Operating lease obligations (1)	$79,486	$4,569	$6,949	$6,930	$7,056	$7,272	$46,710
Debt (2)	25,837	1,794	5,375	2,816	15,852	—	—
Purchase commitments and obligations	18,041	18,041	—	—	—	—	—
Total contractual obligations	$123,364	$24,404	$12,324	$9,746	$22,908	$7,272	$46,710

(1) Maintenance, insurance, taxes and contingent rent obligations are excluded. See “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information.
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

The table above reflects only payment obligations that are fixed and determinable. Future milestone payments and royalties under our license agreements are not included in the table above because we cannot, at this time, determine when or if the events triggering any such payment obligations will occur or the amounts that will become potentially payable.

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

Legal Proceedings

On November 2, 2016, we filed a complaint against ONT with the USITC for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy.  We have notified the Commission of our intention to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note  7. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification agreements has been recorded at December 31, 2016.

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

 Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of development and sales activities outside of the United States therefore we have foreign exchange exposures relating to non-U.S. dollar revenue, operating expense, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2016 would have resulted in a $0.6 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Biosciences of California, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 6, 2017

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$16,765	$33,629
Investments	55,213	48,641
Accounts receivable	11,421	5,245
Inventory	15,634	10,955
Prepaid expenses and other current assets	9,978	12,071
Total current assets	109,011	110,541
Property and equipment, net	14,560	8,548
Long-term restricted cash	4,500	4,500
Other long-term assets	9,813	7,518
Total assets	$137,884	$131,107
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,359	$4,749
Accrued expenses	16,604	15,551
Deferred service revenue, current	7,130	6,815
Deferred contractual revenue, current	—	10,822
Other liabilities, current	1,681	241
Total current liabilities	33,774	38,178
Deferred service revenue, non-current	1,297	1,143
Deferred contractual revenue, non-current	—	1,312
Other liabilities, non-current	1,683	1,386
Notes payable	16,106	14,948
Financing derivative	356	600
Total liabilities	53,216	57,567

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 92,677 and 79,983 shares at December 31, 2016 and 2015, respectively	93	80
Additional paid-in-capital	872,114	786,636
Accumulated other comprehensive income (loss)	5	(7)
Accumulated deficit	(787,544)	(713,169)
Total stockholders’ equity	84,668	73,540
Total liabilities and stockholders’ equity	$137,884	$131,107

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Revenue:
Product revenue	$64,609	$37,502	$35,299
Service and other revenue	13,971	10,896	8,511
Contractual revenue	12,134	44,384	16,784
Total revenue	90,714	92,782	60,594
Cost of Revenue:
Cost of product revenue	34,512	30,704	29,626
Cost of service and other revenue	12,042	8,628	7,566
Total cost of revenue	46,554	39,332	37,192
Gross profit	44,160	53,450	23,402
Operating Expense:
Research and development	67,617	60,440	48,230
Sales, general and administrative	47,787	45,187	38,026
Gain on lease amendments	—	(23,043)	—
Total operating expense	115,404	82,584	86,256
Operating loss	(71,244)	(29,134)	(62,854)
Interest expense	(3,234)	(2,926)	(2,828)
Other income (expense), net	103	364	(478)
Net loss	(74,375)	(31,696)	(66,160)
Other comprehensive loss:
Unrealized gain (loss) on investments	12	(16)	(5)
Comprehensive loss	$(74,363)	$(31,712)	$(66,165)
Net loss per share:
Basic and diluted net loss per share	$(0.83)	$(0.42)	$(0.94)
Shares used in computing basic and diluted net loss per share	89,148	75,614	70,475

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2013	66,275	$66	$684,413	$14	$(615,313)	$69,180
Net loss	—	—	—	—	(66,160)	(66,160)
Other comprehensive loss	—	—	—	(5)	—	(5)
Issuance of common stock in conjunction with equity plans	1,901	2	3,966	—	—	3,968
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	5,751	6	38,017	—	—	38,023
Stock-based compensation expense	—	—	9,943	—	—	9,943
Balance at December 31, 2014	73,927	74	736,339	9	(681,473)	54,949
Net loss	—	—	—	—	(31,696)	(31,696)
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock in conjunction with equity plans	1,981	2	7,361	—	—	7,363
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	4,075	4	29,096	—	—	29,100
Stock-based compensation expense	—	—	13,840	—	—	13,840
Balance at December 31, 2015	79,983	80	786,636	(7)	(713,169)	73,540
Net loss	—	—	—	—	(74,375)	(74,375)
Other comprehensive loss	—	—	—	12	—	12
Issuance of common stock in conjunction with equity plans	2,004	2	7,727	—	—	7,729
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	6,526	7	58,193	—	—	58,200
Issuance of common stock from exercise of warrant	4,164	4	(4)	—	—	—
Stock-based compensation expense	—	—	19,562	—	—	19,562
Balance at December 31, 2016	92,677	$93	$872,114	$5	$(787,544)	$84,668

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities
Net loss	$(74,375)	$(31,696)	$(66,160)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,875	3,677	4,221
Amortization of debt discount and financing costs	1,158	957	793
Stock-based compensation	19,562	13,840	9,943
Non-cash portion of gain on lease amendments	—	(3,043)	—
Other items	(147)	(230)	507
Changes in assets and liabilities
Accounts receivable	(6,176)	(1,738)	(660)
Inventory	(6,151)	(2,466)	(1,285)
Prepaid expenses and other assets	(202)	(17,889)	(224)
Accounts payable	3,402	(716)	3,891
Accrued expenses	1,053	5,732	3,536
Deferred service revenue	469	708	2,686
Deferred contractual revenue	(12,134)	(14,386)	(6,784)
Other liabilities	1,737	(639)	(1,932)
Net cash used in operating activities	(67,929)	(47,889)	(51,468)
Cash flows from investing activities
Purchase of property and equipment	(8,207)	(3,009)	(1,609)
Proceeds from disposal of property and equipment	10	36	—
Long-term restricted cash	—	(4,500)	—
Purchase of investments	(95,848)	(84,579)	(126,413)
Sales of investments	23,285	8,317	—
Maturities of investments	65,896	92,341	147,586
Net cash provided by (used in) investing activities	(14,864)	8,606	19,564
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	7,729	7,363	3,968
Proceeds from issuance of common stock from "at-the-market" offering, net of issuance costs	58,200	29,100	38,023
Net cash provided by financing activities	65,929	36,463	41,991
Net increase (decrease) in cash and cash equivalents	(16,864)	(2,820)	10,087
Cash and cash equivalents at beginning of period	33,629	36,449	26,362
Cash and cash equivalents at end of period	$16,765	$33,629	$36,449

Supplemental disclosure of cash flow information
Interest paid	$1,799	$1,794	$1,794

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	1,282	2,846	—

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

During 2013,  we entered into a Development, Commercialization and License Agreement (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”) and received a non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2014 included four quarterly periods of amortization of $1.7 million from the non-refundable up-front payment of $35.0 million. During the first quarter of 2015, we revised the estimated period over which the delivery of elements pursuant to the Roche Agreement was expected to occur due to an increased level of certainty regarding the development period. As a result, we began, on a prospective basis, recognizing the remaining deferred contractual revenue associated with the upfront payment received under the Roche Agreement over the revised estimated remaining development period. For the year ended December 31, 2015, this change in estimate increased contractual revenue by $7.6 million, and decreased our basic and diluted net loss per share by $0.10. Quarterly amortization of $3.6 million was recognized as contractual revenue for each of the four quarters of 2015 and for each of the first three quarters of 2016. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement. Upon such notice in December 2016, no further participation on the joint steering committee was deemed necessary; as such, we recognized the entire then-remaining unamortized deferred revenue of $1.3 million as contractual revenue in the fourth quarter of 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2016 and 2015, respectively (in thousands):

	December 31, 2016				December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516	$22,034	$—	$—	$22,034
Commercial paper	—	2,249	—	2,249	—	8,595	—	8,595
US government & agency securities	—	—	—	—	—	3,000	—	3,000
Total cash and cash equivalents	14,516	2,249	—	16,765	22,034	11,595	—	33,629
Investments:
Commercial paper	—	23,583	—	23,583	—	15,903	—	15,903
Corporate debt securities	—	10,739	—	10,739	—	1,265	—	1,265
US government & agency securities	—	20,579	—	20,579	—	28,136	—	28,136
Asset backed securities	—	312	—	312	—	3,337	—	3,337
Total investments	—	55,213	—	55,213	—	48,641	—	48,641
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$19,016	$57,462	$—	$76,478	$26,534	$60,236	$—	$86,770

Liabilities
Financing derivative	$—	$—	$356	$356	$—	$—	$600	$600
Total liabilities measured at fair value	$—	$—	$356	$356	$—	$—	$600	$600

The estimated fair value of the Financing Derivative liability (as defined in “Note 6.  Notes Payable’) was determined using Level 3 inputs, or significant unobservable inputs. Refer to “Note 6.  Notes Payable”  for a detailed description and valuation approach. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.

The following table provides the changes in the fair value of the Financial Derivative for the year ended December 31, 2016 and 2015 (in thousands), respectively:

Financing Derivative	Amount
Balance as of December 31, 2014	$944
Gain on change in fair value of Financing Derivative	(344)
Balance as of December 31, 2015	600
Gain on change in fair value of Financing Derivative	(244)
Balance as of December 31, 2016	$356

For the year ended December 31, 2016, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

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

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs.  The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.6% and 13.5% weighted average market yield at December 31, 2016 and December 31, 2015, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$19,788	$16,106	$18,037	$14,948

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

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2016, 2015 and 2014, we did not recognize any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

Concentration and Other Risks

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

For the years ended December 31, 2016, 2015 and 2014, excluding contractual revenue, no single end customer accounted for more than 10% of our total revenue.

As of December 31, 2016 and 2015, 84% and 64%, respectively, of our accounts receivable were from domestic customers. As of December 31, 2016,  no single customer represented more than 10% of our net accounts receivable. As of December 31, 2015, four customers each represented more than 10% of our net accounts receivable.

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

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

Long-term Restricted Cash

Long-term restricted cash as of December 31, 2016 was comprised of $4.5 million pledged as collateral for an irrevocable letter of credit for our O’Brien Lease entered into in July 2015. The letter of credit currently expires in more than one year. The time deposit securing the letter of credit was classified as Long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2016.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services, in addition to revenue from collaboration agreements. Product revenue consists of sales of our instruments and related consumables; Service and other revenue primarily consist of revenue earned from product maintenance agreements, instrument lease agreements and grant revenue. Contractual revenue relates to revenue recognized from the collaboration agreement under which we received an upfront fee and may receive contingent milestone payments. Our deliverables under the arrangement include licenses to intellectual property rights and research and development services.

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

Manufacturing overhead is predominantly comprised of labor and facility costs. We determine and capitalize manufacturing overhead into inventory based on a standard cost model that approximates actual costs.  Prior to achieving manufacturing volumes that correlated with our estimated normal capacity (the production levels expected to be achieved over a number of periods under normal circumstances with available resources), we based our capitalized overhead relative to our normal capacity.  Prior to achieving normal capacity, excess manufacturing resources were engaged in research and development activities, including; next generation products, internal use research products, and general support activities. As such, manufacturing costs in excess of amounts reflected in inventory were expensed as a component of research and development expense.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. ASU 2015-11 is effective for annual report periods beginning after December 15, 2016 and is effective for us in the first quarter of 2017. We have elected to early adopt ASU 2015-11 effective beginning with the three-month period ended March 31, 2016, as permitted by the standard. The early adoption of this update did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning after December 15, 2016 and interim reporting periods starting in the first quarter of 2017. We adopted this standard as of December 31, 2016.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. Furthermore, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating which forfeiture method to use. In either scenario it will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or the cumulative effect transition method. ASU 2014-09 is effective for periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.

While we are continuing to assess all potential impacts of the new accounting standard, we currently believe the most significant impact relates to our accounting for incremental cost of obtaining a contract with a customer (i.e. sales commission). Under current GAAP, the cost incurred to obtain a contract is recognized in the period the expense is incurred while under the new standard, the incremental costs to obtain the contract will be allocated to the performance obligations using the relative fair value of these obligations, recognized as an asset and amortized over the useful life of that asset. We are still in the process of evaluating the impact of this new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

NOTE 3. CONTRACTUAL REVENUE

In September 2013, we entered into the “Roche Agreement” with Roche, pursuant to which we accounted for, and recognized as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognized revenue under the Roche Agreement using a straight-line convention over the service periods of the deliverables as this method approximated our performance of services pursuant to the Roche Agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million was recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million was recognized as contractual revenue for each of the four quarters of 2015 and for each of the first three quarters of 2016. As of September 30, 2016, the total deferred contractual revenue balance was $1.3 million, relating to the amount allocated to the deliverable of our participation on the joint steering committee. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement. Upon such notice in December 2016, no further participation on the joint steering committee was deemed necessary; as such, we recognized the entire remaining unamortized deferred revenue of $1.3 million as contractual revenue in the fourth quarter of 2016. As a result of Roche’s termination of the Roche Agreement, it may be more difficult for us to successfully market, sell and commercialize our products into the markets that Roche would have addressed under the Roche Agreement.

Further, the Roche Agreement provided for additional payments totaling $40.0 million upon the achievement of certain development milestones, all of which have previously been received and recognized as revenue. Consideration from development milestones is recognized in the period in which a milestone is achieved only if the milestone is considered substantive in its entirety. We achieved the first development milestone under the Roche Agreement and recognized the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and the third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million as contractual revenue during the three-month periods ended June 30, 2015 and December 31, 2015, respectively. There are no other milestones remaining to be achieved.

NOTE 4. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash, cash equivalents and investments as of December 31, 2016 and December 31, 2015 (in thousands):

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516
Commercial paper	2,249	—	—	2,249
Total cash and cash equivalents	16,765	—	—	16,765
Investments:
Commercial paper	23,581	5	(3)	23,583
Corporate debt securities	10,741	1	(3)	10,739
Asset backed securities	312	—	—	312
US government & agency securities	20,574	7	(2)	20,579
Total investments	55,208	13	(8)	55,213
Total cash, cash equivalents and investments	$71,973	$13	$(8)	$71,978

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$22,034	$—	$—	$22,034
Commercial paper	8,595	—	—	8,595
US government & agency securities	3,000	—	—	3,000
Total cash and cash equivalents	33,629	—	—	33,629
Investments:
Commercial paper	15,903	2	(2)	15,903
Corporate debt securities	1,266	—	(1)	1,265
Asset backed securities	3,337	—	—	3,337
US government & agency securities	28,142	4	(10)	28,136
Total investments	48,648	6	(13)	48,641
Total cash, cash equivalents and investments	$82,277	$6	$(13)	$82,270

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2016:

(in thousands)	Fair Value
Due in one year or less	$57,462

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of December 31, 2016 and 2015, our inventory consisted of the following components:

	December 31,
(in thousands)	2016	2015
Purchased materials	$4,817	$4,041
Work in process	7,287	3,576
Finished goods	3,530	3,338
Inventory	$15,634	$10,955

Prepaid Expenses and Other Current Assets

As of December 31, 2016 and 2015, our prepaid expenses and other current assets consisted of the following components:

	December 31,
(in thousands)	2016	2015
Receivable from Existing Landlord	$5,000	$10,000
Rent deposits for O'Brien building	2,160	—
Prepaid expenses	2,342	1,330
Other current assets	476	741
Prepaid expenses and other current assets	$9,978	$12,071

Other Long-term Assets

As of December 31, 2016 and 2015, our other long-term assets consisted of the following components:

	December 31,
(in thousands)	2016	2015
Receivable from Existing Landlord	$—	$5,000
Rent deposits and tenant improvements for O'Brien building	9,641	2,160
Other	172	358
Other long-term assets	$9,813	$7,518

Receivable from existing landlord of $10.0 million as of December 31, 2015 was part of the $15.0 million of future payments receivable from our existing landlord for our Menlo Park facility real property leases, as described in further details in “Note 7.  Commitments and Contingencies.” Of the amount receivable, $10.0 million was recorded as a short-term receivable in “Prepaid and Other Current Assets” and the final $5.0 million was recorded in “Other Long-term Assets” as of December 31, 2015, based on the expected timing of receipt of the payment. During the year ended December 31, 2016, two $5.0 million Landlord Payments  were received in February 2016 and in August 2016 and at December 31, 2016, the final $5.0 million was recorded in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets.

In addition, rent deposits and tenant improvements for our 1305 O’Brien building of $9.6 million and $2.2 million were recorded, respectively, in “Other long-term assets” in the consolidated balance sheets at December 31, 2016 and 2015.

In January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the payments receivable from the Existing Landlord by $65,000.

Property and Equipment, Net

As of December 31, 2016 and 2015, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2016	2015
Building	$1,160	$1,160
Laboratory equipment and machinery	23,337	20,358
Leasehold improvements	8,138	8,348
Computer equipment	7,170	6,781
Software	5,189	4,798
Furniture and fixtures	823	968
Construction in progress	5,772	—
	51,589	42,413
Less: Accumulated depreciation	(37,029)	(33,865)
Property and equipment, net	$14,560	$8,548

At December 31, 2016, out of the construction-in-progress balance of $5.8 million,  approximately $5.2 million related to1305 O’Brien building purchases.

Depreciation expense during the years ended December 31, 2016, 2015 and 2014 was $3.9 million, $3.7 million and $4.2 million, respectively.

Accrued Expenses

As of December 31, 2016 and 2015,  our accrued expenses consisted of the following components:

	December 31,
(in thousands)	2016	2015
Salaries and benefits	$8,562	$8,129
Accrued license and development services	5,411	5,459
Inventory accrual, professional services, accrued interest and other	2,631	1,963
Accrued expenses	$16,604	$15,551

NOTE 6. NOTES PAYABLE

Facility Agreement

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

In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5.5 million shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). During the year ended December 31, 2016, warrants to purchase 5.5 million shares of common stock were net exercised, resulting in the issuance of approximately 4.2 million shares. The cashless net exercises of the warrants did not result in any additional funds being collected by us. As of December 31, 2016, no warrants remained outstanding.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.6% and 13.5% weighted average market yield at December 31, 2016 and December 31, 2015, respectively. The estimated fair value of the Financing Derivative as of December 31, 2016 and December 31, 2015 was $0.4 million and $0.6 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million. As of December 31, 2016 and 2015,  debt discount of $4.3 million and $5.4 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

As of December 31, 2016, debt payments, which include interest and principal, are as follows (in thousands):

2017	$1,794
2018	5,375
2019	2,816
2020	15,852
Total remaining payments	25,837
Less: interest and discounts	(9,731)
Notes payable	16,106

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

In December 2009, we entered into a lease agreement for a manufacturing and office facility in Menlo Park. In order for the facility to meet our needs and operating requirements, substantial tenant improvements, including improvements to the structural elements and principal operating systems of the facility, were necessary. The lessor provided a tenant improvement allowance of $1.8 million to apply towards the necessary improvements and we remained obligated for additional amounts over the afforded allowance. Due to our involvement in and the nature of the renovations made to the facility and our obligations to fund the costs of renovations exceeding the incentives afforded to us, we account for the facility as if we are the owner. Accordingly, we recorded $3.0 million of building and leasehold improvement assets, reflecting the $1.2 million fair value of the facility prior to commencing renovations and the $1.8 million of landlord incentives within property and equipment, net and a corresponding liability recorded to facility financing obligation.

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the consolidated balance sheets at December 31, 2016 and December 31, 2015, were $1.7 million and $1.4 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Existing Landlord”), which amends the terms and conditions of certain of our existing Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the leases with the Existing Landlord, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Existing Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Existing Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Existing Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permit process related to an architectural approval and a change of use permit with respect to our new premises at 1305 O’Brien Drive (formerly 1315 O’Brien Drive), Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, and the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million remaining Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

In June 2016, we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million was recorded in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets. We do not believe that there are any remaining performance obligations relating to the remaining Landlord Payments. In January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the payments receivable from the Existing Landlord by $65,000. In February 2017, we received $1,045,000 out of the total receivable of $5,065,000 from the Existing Landlord.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion date had not yet occurred. We did not have control of the building until after December 31, 2016. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2,160,000 in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2016 and December 31, 2015. The landlord is obligated to construct certain shell improvements at the landlord’s cost and expense and provide us with improvement allowances in the amount of $12.6 million.

Under the O’Brien Lease, we expect to pay approximately $79.2 million in rent and $24.0 million in operating expenses over the expected lease term. In addition to the lease payments, we are also required to reimburse the landlord for certain improvement costs in excess of the tenant improvement allowances provided. These improvement costs, along with the costs associated with the anticipated move to the O’Brien Premises, are expected to be substantial in nature. These future expenditures are expected to be partially offset by the $5.1 million of future Landlord Payments from our Existing Landlord as described above.

As of December 31, 2016, the future annual minimum lease payments under all noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
2017	$4,569
2018	6,949
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$79,486

Rent expense for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $1.1 million and $2.2 million, respectively. Rent expense decreased for the year ended December 31, 2016 due to the rent abatements in 2016. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

In addition, we have other purchase commitments of an estimated amount of approximately $18.0 million consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Contingencies

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. and Metrichor, Ltd. (together, “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy.  On March 1, 2017, e filed an amendment complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. The estimated financial effect associated with this complaint cannot be made as of this 10-K filing time.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. and Metrichor, Ltd. for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2016.

NOTE 8. INCOME TAXES

A reconciliation between the statutory federal income tax and our effective tax rates as a percentage of loss before income taxes are as follows:

	Years ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.4	(3.5)	3.8
Stock-based compensation	(1.6)	(4.0)	(1.3)
R&D credit	5.0	11.0	4.0
Other	(0.9)	(0.6)	(0.0)
Change in valuation allowance	(42.9)	(37.9)	(41.5)
Effective income tax rate	0.0%	0.0%	0.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2016	2015
Net operating loss carryforwards	$264,183	$235,659
Research and development credits	32,043	28,346
Depreciation	1,170	1,403
Accruals and reserves	20,088	20,385
Total deferred tax assets	317,484	285,793
Less: Valuation allowance	(317,412)	(285,556)
Deferred tax liabilities:
Deferred rent	(72)	(237)
Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2016 and 2015, respectively

For the year ended December 31, 2016, our valuation allowance increased to $317.4 million primarily because of an increase in deferred tax assets related to net operating losses, state tax credits, and changes in accruals and reserves. For the year ended December 31, 2015, our valuation allowance increased to $285.6 million primarily because of an increase in deferred tax assets related to net operating losses, federal and state tax credits, and changes in accruals and reserves.

As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $684.0 million and $574.1 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforward begins expiring in 2024, and the state net operating loss carryforward have expiration in 2016 and beyond.

We also had federal and California state research and development credit carryforwards of approximately $26.9 million and $29.0 million, respectively, as of December 31, 2016. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

Tax attributes related to stock option windfall deductions are not recorded until they result in a reduction of cash tax payable. The tax effected benefit of the excess tax deductions for federal and state purposes of $6.0 million and $0.4  million, respectively, will be recorded to additional paid-in capital when they reduce cash taxes payable.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we experience an additional ownership change for tax purposes, utilization of our United States net operating loss and tax credit carryforwards could be limited.

As of December 31, 2016, our total unrecognized tax benefit was $16.8 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Balance as of December 31, 2013	$11,634
Increase in balance related to tax positions taken in prior year	2,959
Increase in balance related to tax positions taken during current year	2,359
Balance as of December 31, 2014	16,952
Decrease in balance related to tax positions taken in prior year	(44)
Increase in balance related to tax positions taken during current year	1,827
Balance as of December 31, 2015	18,735
Decrease in balance related to tax positions taken in prior year	(3,892)
Increase in balance related to tax positions taken during current year	1,942
Balance as of December 31, 2016	$16,785

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2013 to present and December 31, 2012 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding.

Common Stock

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

On October 5, 2012, we entered into a sales agreement pursuant to which we sold shares of our common stock having an aggregate offering price of approximately $30.0 million through an “at-the-market” offering. On November 8, 2013, we amended the sales agreement to increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million. On February 3, 2015, we amended the sales agreement again in order to further increase the shares of our common stock available for sale pursuant to the sales agreement, and pursuant to such amendment, sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million. On February 3, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Such aggregate offering price of shares of our common stock was in addition to the shares sold under the original sales agreement, dated October 5, 2012, the first amendment to the sales agreement, dated November 8, 2013, and the second amendment to the sales agreement, dated February 3, 2015. Pursuant to the prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million. On May 18, 2016, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $30.0 million under the sales agreement. Pursuant to such prospectus supplement, we sold additional shares of our common stock for an aggregate offering price of approximately $30.0 million.

On February 2, 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under the sales agreement.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Subject to certain exceptions set forth in our existing Facility Agreement, holders of our Notes may elect to receive 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. To the extent we raise additional capital in the future through the sale of common stock, including without limitation, sales of common stock pursuant to an “at-the-market” offering program, we may be obligated, at the election of the holders, to pay 25% of the net proceeds from any such financing activities as partial payment of the Notes.

Warrants

In connection with the execution of the Facility Agreement, we issued immediately exercisable warrants to purchase 5.5 million shares of common stock at an exercise price per share initially equal to $2.63, all of which were outstanding at December 31, 2015. The number of shares of common stock into which the warrants are exercisable and the exercise price will be adjusted to reflect any stock splits, payment of stock dividends, recapitalizations, reclassifications or other similar adjustments in the number of outstanding shares of common stock. The exercise price may also be adjusted to reflect certain dividends or other distributions, including distributions of stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement or similar transaction.

During the year ended December 31, 2016, warrants to purchase 5.5 million shares of common stock were net exercised, resulting in the issuance of approximately 4.2 million shares. The cashless net exercises of the warrants did not result in any additional funds being collected by us.

As of December 31, 2016, no warrants remained outstanding.

Equity Plans

As of December 31, 2016, we had three active equity plans: 1) the 2010 Equity Incentive Plan or “2010 Plan,” 2) the 2010 Outside Director Equity Incentive Plan or “2010 Director Plan,” and 3) the 2010 Employee Stock Purchase Plan or “ESPP”, all of which we adopted upon the effectiveness of our initial public offering in October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan and 2005 Stock Plan.  Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

We issue new shares of common stock upon the exercise of stock options.

2010 Equity Incentive Plan and Outside Director Equity Incentive Plan

Stock options granted under the 2010 Plan may be either Incentive Stock Option (“ISO”) or Non-Qualified Stock Option (“NSO”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing employees generally vest over four years on a monthly basis and stock options granted to new employees vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. In January 2017, an additional 4.6 million shares were reserved under the 2010 Plan.

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

As of December 31, 2016 we had an aggregate of 6.5 million shares of common stock reserved for future issuance under the 2010 Plan and 2010 Director Plan.

2010 Employee Stock Purchase Plan

We adopted the ESPP in October 2010. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1. If the stock price at the end of the purchase period is lower than the stock price at the beginning of the offering period, that offering period will then be terminated and new offering period comes to place. As of December 31, 2016,  738,063 shares of our common stock remain available for issuance under the Plan. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to 2% of the common shares then outstanding. During January 2017, an additional 1.9 million shares were reserved under the ESPP.

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2016 (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares available	Number		Weighted average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2015	5,814	19,468	$0.70 – 16.00	$5.69
Additional shares reserved	4,799
Options granted	(4,228)	4,228	$3.89 – 12.85	$8.68
Options exercised	—	(745)	$0.70 – 8.90	$3.37
Options canceled	450	(450)	$1.16 – 16.00	$7.29
Balances, December 31, 2016	6,835	22,501	$1.16 – 16.00	$6.30

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise price	outstanding	life (Years)	exercise price	vested	exercise price
$0.00 – 1.60	711,212	5.85	$1.18	573,528	$1.18
$1.60 – 3.20	3,551,871	5.15	$2.43	3,140,084	$2.46
$3.20 – 4.80	3,939,254	5.65	$4.12	3,553,978	$4.10
$4.80 – 6.40	3,326,312	7.12	$5.66	2,011,713	$5.67
$6.40 – 8.00	3,818,451	7.35	$7.14	2,012,847	$7.03
$8.00 – 9.60	4,438,277	7.74	$8.78	1,727,277	$8.66
$9.60 – 11.20	1,590,991	8.12	$10.18	585,398	$10.37
$11.20 – 12.80	607,902	4.06	$12.11	607,902	$12.11
$12.80 – 14.40	385,500	4.03	$13.87	383,600	$13.87
$14.40 – 16.00	131,500	3.86	$15.99	131,500	$15.99
	22,501,270	6.59	$6.30	14,727,827	$5.73

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $7.3 million and $6.3 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $3.80, our closing stock price on the last trading day of our fourth quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock. The weighted average remaining contractual life for exercisable options is 5.62 years.

The vested and expected to vest option as of December 31, 2016 totaled 19,636,962, with aggregate intrinsic value of $6.9 million, weighted average exercise price per share of $6.17 and weighted average remaining contractual life of 6.34 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.7 million, $3.5 million and $2.0 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $20.7 million, $7.3 million and $6.0 million, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$2,133	$1,313	$758
Research and development	8,257	5,196	3,785
Sales, general and administrative	9,172	7,331	5,400
Total stock-based compensation expense	$19,562	$13,840	$9,943

As of December 31, 2016 and December 31, 2015, $389,000 and $315,000 of stock-based compensation cost was capitalized in inventory on our consolidated balance sheets, respectively.

The tax benefit of stock-based compensation expense was immaterial for the years ended December 31, 2016, 2015 and 2014.

Stock Options

We estimated the fair value of employee stock option using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the years ended December 31, 2016, 2015 and 2014,  the weighted average fair value at grant date per stock option was $5.47,  $4.75 and $3.81, respectively. We recorded stock-based compensation expense for stock options of $15.7 million, $10.2 million and $7.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term (years)	6.1 years	6.1 years	6.1 years
Expected volatility	70.0%	70.0%	70.0%
Risk-free interest rate	1.5%	1.7%	1.9%
Dividend yield	—	—	—

As of December 31, 2016, $23.4 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.7 years. Future option grants will increase the amount of compensation expense to be recorded in those future periods. Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $3.0 million and $1.6 million, respectively.

ESPP

We estimated the fair value of ESPP using the Black-Scholes option pricing model. For the years ended December 31, 2016, 2015 and 2014,  weighted average fair value at grant date for ESPP was $4.21,  $2.20 and $2.98 ,  respectively. We recorded stock-based compensation expense for ESPP of $3.7 million, $3.6 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015 and 2014,  the fair value of ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.0%	70.0%	70.0%
Risk-free interest rate	0.5%-0.9%	0.1%-0.7%	0.1%-0.5%
Dividend yield	—	—	—

For the years ended December 31, 2016, 2015 and 2014,  1.3 million shares, 1.1 million shares and 1.3 million shares of common stock were purchased under the ESPP, respectively. Cash received through the ESPP for the years ended December 31, 2016, 2015 and 2014 was $5.2 million, $4.4 million and $2.3 million, respectively.

NOTE 10. NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(74,375)	$(31,696)	$(66,160)
Denominator:
Weighted average shares used in computation of basic and diluted net loss per share	89,148	75,614	70,475
Basic and diluted net loss per share	$(0.83)	$(0.42)	$(0.94)

The following options outstanding and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive in the periods presented:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Options outstanding	22,501	19,468	16,491
Warrants to purchase common stock	—	5,500	5,500

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

A summary of our revenue by geographic location for the years ended December 31, 2016, 2015 and 2014 is as follows, with Roche related contractual revenue classified as revenue from the United States:

	Years Ended December 31,
(in millions)	2016	2015	2014
North America	$50.8	$68.8	$34.8
Europe	20.0	9.0	10.1
Asia	19.9	15.0	15.7
Total	$90.7	$92.8	$60.6

NOTE 12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,		September 30,		December 31,
Total revenue	$19,127	$20,747		$25,118		$25,722
Total gross profit	9,504	10,644		12,638		11,374
Total operating expenses	28,069	28,714		29,373		29,248
Loss from operations	(18,565)	(18,070)		(16,735)		(17,874)
Net loss	(19,352)	(18,499)		(17,494)		(19,030)
Basic and diluted net loss per share	$(0.23)	$(0.21)		$(0.19)		$(0.21)
Weighted average shares used in computing net loss per share (1)	83,604	88,148		92,110		92,660

	Fiscal 2015 Quarter Ended
	March 31,	June 30,		September 30,		December 31,
Total revenue	$17,645	$24,939	(2)	$13,917		$36,281	(2)
Total gross profit	5,927	14,506		6,551		26,466
Total operating expenses	25,255	25,864		3,937	(3)	27,528
Income (loss) from operations	(19,328)	(11,358)		2,614	(3)	(1,062)
Net income (loss)	(20,173)	(11,935)		1,821	(3)	(1,409)
Net income (loss) per share
Basic	$(0.27)	$(0.16)		$0.02	(3)	$(0.02)
Diluted	$(0.27)	$(0.16)		$0.02	(3)	$(0.02)
Weighted average shares used in computing net income (loss) per share (1)
Basic	74,149	74,733		75,205		78,327
Diluted	74,149	74,733		80,479		78,327

(1)	In 2015 and 2016 we established various “at-the-market” offerings pursuant to which we offered and sold shares of our common stock. See “Note 9. Stockholders’ Equity” for additional information

(2)

As provided in the Roche Agreement, we achieved the second and third (final) development milestones and recognized the related $10.0 million and $20.0 million, respectively, as contractual revenue during the quarters ended June 30, 2015 and December 31, 2015, respectively. See “Note 3. Contractual Revenue” for additional information.

(3)

For the quarter ended September 30, 2015, we recognized a one-time gain on lease amendments of $23.0 million, which was recorded in operating expenses on our statement of operations and comprehensive income (loss) for the period. See “Note 7. Commitments and Contingencies” for additional information.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer, chief financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pacific Biosciences of California, Inc.

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pacific Biosciences of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pacific Biosciences of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacific Biosciences of California, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Pacific Biosciences of California, Inc. and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

March 6, 2017

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Date: March 6, 2017

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

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	March 6, 2017

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	March 6, 2017

/s/ David Botstein David Botstein	Director	March 6, 2017

/s/ Brook Byers Brook Byers	Director	March 6, 2017

/s/ William W. Ericson William W. Ericson	Director	March 6, 2017

/s/ Randall S. Livingston Randall S. Livingston	Director	March 6, 2017

/s/ John F. Milligan John F. Milligan	Director	March 6, 2017

/s/ Marshall L. Mohr Marshall L. Mohr	Director	March 6, 2017

/s/ Kathy Ordoñez Kathy Ordoñez	Director	March 6, 2017

/s/ Lucy Shapiro Lucy Shapiro	Director	March 6, 2017

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011

3.2	Amended and Restated Bylaws	10-K	3.2	March 23, 2011

4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010

10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010

10.3+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010

10.4+	2010 Equity Incentive Plan and forms of option agreements thereunder	S-1	10.4	August 16, 2010

10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010

10.6+	2010 Outside Director Equity Incentive Plan and forms of agreement thereunder	S-1	10.6	August 16, 2010

10.7†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010

10.8†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010

10.9†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010

10.10	Amended and Restated Lease Agreement by and between the Registrant and Menlo Business Park, LLC, dated as of December 17, 2007	S-1	10.11	August 16, 2010

10.11	Lease Agreement by and between the Registrant and Menlo Business Park LLC, dated August 14, 2009	S-1	10.12	August 16, 2010

10.12	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010

10.13	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011

10.14	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010

10.15	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011

10.16	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010

10.17	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated February 8, 2010	S-1	10.16	August 16, 2010

10.18	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011

10.19	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011

10.20	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.21	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011

10.22+	Letter Relating to Employment Terms by and between the Registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010

10.23+	Change in Control Severance Agreement by and between the Registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010

10.24+	Letter Relating to Employment Terms by and between the Registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010

10.25+	Change in Control Severance Agreement by and between the Registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010

10.26+	Employment Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012

10.27+	Change in Control Severance Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012

10.28	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012

10.29	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated November 8, 2013, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	November 12, 2013

10.30	Amendment No. 2 to Controlled Equity Offering Sales Agreement, dated February 3, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	February 3, 2015

10.31+	Letter Agreement between the Registrant and Michael Hunkapiller, dated December 14, 2012	8-K	10.1	December 14, 2012

10.32+	Letter Agreement between the Registrant and Susan K. Barnes, dated December 14, 2012	8-K	10.2	December 14, 2012

10.33	Facility Agreement, dated February 5, 2013 by and among the Registrant and the entities listed on the signature pages thereof.	8-K	10.1	February 5, 2013

10.34	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.3	February 5, 2013

10.35†	Development, Commercialization and License Agreement by and between the Registrant and F. Hoffman-La Roche Ltd. Dated September 24, 2013.	10-Q	10.1	November 12, 2013

10.36	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.1	April 1, 2015

10.37	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.2	April 1, 2015
10.38	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.3	April 1, 2015
10.39	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.4	April 1, 2015
10.40	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.5	April 1, 2015
10.41	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.6	April 1, 2015
10.42	Third Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.7	April 1, 2015

10.43	Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated July 23, 2015.	10-Q	10.1	August 5, 2015
10.44†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015.	10-Q	10.2	August 5, 2015

10.45+	Letter Agreement between the Registrant and Michael Hunkapiller, dated May 17, 2016.	8-K	10.1	May 19, 2016

10.46+	Letter Agreement between the Registrant and Susan K. Barnes, dated May 17, 2016.	8-K	10.2	May 19, 2016

10.47†	Second Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated June 10, 2016.	10-Q	10.1	August 4, 2016

10.48+	Employment Agreement by and between the Registrant and Kevin Corcoran dated November 21, 2007.

10.49+	Change in Control Severance Agreement by and between the Registrant and Kevin Corcoran effective September 9, 2010.

10.50†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016.

10.51	Third Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated January 27, 2017.

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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