Form 10-Q
period 2017-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2017-05-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2017:  93,550,577

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$28,982	$16,765
Investments	27,068	55,213
Accounts receivable	10,441	11,421
Inventory	15,348	15,634
Prepaid expenses and other current assets	6,501	9,978
Total current assets	88,340	109,011
Property and equipment, net	42,449	14,560
Long-term restricted cash	4,500	4,500
Other long-term assets	219	9,813
Total assets	$135,508	$137,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,221	$8,359
Accrued expenses	17,246	16,604
Deferred service revenue, current	6,683	7,130
Other liabilities, current	167	1,681
Notes payable, current	3,123	—
Total current liabilities	35,440	33,774
Deferred service revenue, non-current	1,484	1,297
Deferred rent, non-current	14,148	19
Other liabilities, non-current	1,741	1,664
Notes payable, non-current	13,302	16,106
Financing derivative	208	356
Total liabilities	66,323	53,216

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 93,540 and 92,677 shares at March 31, 2017 and December 31, 2016, respectively	94	93
Additional paid-in-capital	880,505	872,114
Accumulated other comprehensive income (loss)	(3)	5
Accumulated deficit	(811,411)	(787,544)
Total stockholders’ equity	69,185	84,668
Total liabilities and stockholders’ equity	$135,508	$137,884

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands, except per share amounts)	2017	2016
Revenue:
Product revenue	$21,294	$12,379
Service and other revenue	3,621	3,152
Contractual revenue	—	3,596
Total revenue	24,915	19,127
Cost of revenue:
Cost of product revenue	11,362	6,880
Cost of service and other revenue	4,616	2,743
Total cost of revenue	15,978	9,623
Gross profit	8,937	9,504
Operating expense:
Research and development	16,971	16,361
Sales, general and administrative	15,265	11,708
Total operating expense	32,236	28,069
Operating loss	(23,299)	(18,565)
Interest expense	(838)	(779)
Other income (expense), net	270	(8)
Net loss	(23,867)	(19,352)
Other comprehensive loss:
Unrealized gain on investments	(8)	48
Comprehensive loss	$(23,875)	$(19,304)

Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.23)
Shares used in computing basic and diluted net loss per share	92,970	83,604

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(23,867)	$(19,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,850	848
Amortization of debt discount and financing costs	319	268
Stock-based compensation	4,984	4,581
Other items	(145)	74
Changes in assets and liabilities
Accounts receivable	980	(2,865)
Inventory	(149)	(2,119)
Prepaid expenses and other assets	3,377	4,709
Accounts payable	(89)	(39)
Accrued expenses	(4,763)	(3,350)
Deferred service revenue	(260)	(705)
Deferred contractual revenue	—	(3,596)
Other liabilities	92	1,279
Net cash used in operating activities	(16,671)	(20,267)
Cash flows from investing activities
Purchase of property and equipment	(2,668)	(457)
Disposal of property and equipment	—	111
Purchase of investments	(10,419)	(43,383)
Sales of investments	3,662	4,949
Maturities of investments	34,905	15,539
Net cash provided by (used in) investing activities	25,480	(23,241)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,408	3,423
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	—	26,536
Net cash provided by financing activities	3,408	29,959
Net increase (decrease) in cash and cash equivalents	12,217	(13,549)
Cash and cash equivalents at beginning of period	16,765	33,629
Cash and cash equivalents at end of period	$28,982	$20,080

Supplemental disclosure of non-cash investing and financing activities
Changes in unpaid property and equipment	$5,356	$24
Changes in deposits for property and equipment paid in prior period	$9,694	$—
Property and equipment paid by landlord	$12,600	$—

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

During the first quarter of 2017, we recorded a charge to cost of revenue of $1.3 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2017 and December 31, 2016 respectively (in thousands):

	March 31, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$27,183	$—	$—	$27,183	$14,516	$—	$—	$14,516
Commercial paper	—	1,799	—	1,799	—	2,249	—	2,249
US government & agency securities	—	—	—	—	—	—	—	—
Total cash and cash equivalents	27,183	1,799	—	28,982	14,516	2,249	—	16,765
Investments:
Commercial paper	—	18,691	—	18,691	—	23,583	—	23,583
Corporate debt securities	—	6,346	—	6,346	—	10,739	—	10,739
US government & agency securities	—	2,004	—	2,004	—	20,579	—	20,579
Asset backed securities	—	27	—	27	—	312	—	312
Total investments	—	27,068	—	27,068	—	55,213	—	55,213
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$31,683	$28,867	$—	$60,550	$19,016	$57,462	$—	$76,478

Liabilities
Financing derivative	$—	$—	$208	$208	$—	$—	$356	$356
Total liabilities measured at fair value	$—	$—	$208	$208	$—	$—	$356	$356

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

The following table provides the changes in the fair value of the Financial Derivative during the three-month period ended March 31, 2017 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2016	$356
Gain on change in estimated fair value	(148)
Balance as of March 31, 2017	$208

During the three-month period ended March 31, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

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

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs.  The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.1% and 10.6% weighted average market yield at March 31, 2017 and December 31, 2016, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$20,083	$16,425	$19,788	$16,106

Net Loss per Share

The following outstanding common stock options and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2017	2016
Options outstanding	26,656	22,542
Warrants to purchase common stock	—	1,682

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

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

We adopted this guidance as of January 1, 2017. Prior to adoption, the excluded windfall deductions for federal and state purposes were $6.0 million and $0.6 million, respectively. Upon adoption of ASU 2016-09, we recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to valuation allowance. The total deferred tax assets  were $321.5 million as of January 1, 2017, which was fully offset by a valuation allowance. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

During 2016, we adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires companies to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Management performed such an assessment and concluded there was not substantial doubt about our ability to continue as a going concern.

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement.

Cash, cash equivalents and investments at March 31, 2017 totaled $56.1 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2017 and into the first quarters of 2018, which is impacted by various assumptions regarding demand for our products. Generally, we expect demand for our products to increase for the remainder of 2017 and into 2018 as compared to 2016, and this expectation is included in forecasts of future cash and liquidity availability. These expectations are based on our current operating and financing plans, which are subject to change.

Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the ongoing transition to our new facilities in Menlo Park, California; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration or debt agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

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

While we are continuing to assess all potential impacts of the new accounting standard, we currently believe the most significant impact relates to our accounting for the incremental cost of obtaining a contract with a customer (i.e., sales commission). Under current GAAP, the cost incurred to obtain a contract is recognized in the period the expense is incurred while under the new standard, the incremental costs to obtain the contract will be allocated to the performance obligations using the relative fair value of these obligations, recognized as an asset and amortized over the useful life of that asset. We are still in the process of evaluating the impact of this new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

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

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$27,183	$—	$—	$27,183
Commercial paper	1,799	—	—	1,799
Total cash and cash equivalents	28,982	—	—	28,982
Investments:
Commercial paper	18,691	2	(2)	18,691
Corporate debt securities	6,347	1	(2)	6,346
Asset backed securities	27	—	—	27
US government & agency securities	2,006	—	(2)	2,004
Total investments	27,071	3	(6)	27,068
Total cash, cash equivalents and investments	$56,053	$3	$(6)	$56,050

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516
Commercial paper	2,249	—	—	2,249
Total cash and cash equivalents	16,765	—	—	16,765
Investments:
Commercial paper	23,581	5	(3)	23,583
Corporate debt securities	10,741	1	(3)	10,739
Asset backed securities	312	—	—	312
US government & agency securities	20,574	7	(2)	20,579
Total investments	55,208	13	(8)	55,213
Total cash, cash equivalents and investments	$71,973	$13	$(8)	$71,978

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2017:

(in thousands)	Fair Value
Due in one year or less	$28,867

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  BALANCE SHEET COMPONENTS

Inventory

As of March 31, 2017 and December 31, 2016,  our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2017	2016
Purchased materials	$5,573	$4,817
Work in process	5,967	7,287
Finished goods	3,808	3,530
Inventory	$15,348	$15,634

Prepaid Expenses and Other Current Assets

As of March 31, 2017 and December 31, 2016, our prepaid expenses and other current assets consisted of the following components:

	March 31,	December 31,
(in thousands)	2017	2016
Receivable from Existing Landlord	$2,437	$5,000
Rent deposits for O'Brien building	2,160	2,160
Prepaid expenses	1,323	2,342
Other current assets	581	476
Prepaid expenses and other current assets	$6,501	$9,978

In  January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the payments receivable from the Existing Landlord by $65,000. In February 2017 and March 2017, we received payments of $1,045,000 and $1,583,000, respectively, from the Existing Landlord, resulting in a balance of $2,437,000 remaining in “Receivable from Existing Landlord” as of March 31, 2017. Refer to “Note 7. Commitments and Contingencies” for additional details relating to our lease agreements.

Other Long-term Assets

As of March 31, 2017 and December 31, 2016, our other long-term assets consisted of the following components:

	March 31,	December 31,
(in thousands)	2017	2016
Rent deposits and tenant improvements for O'Brien building	$—	$9,641
Other	219	172
Other long-term assets	$219	$9,813

In January 2017 we moved into the O’Brien building, and accordingly, the $9.6 million tenant improvements balance recorded in “Other Long-term Assets” at December 31, 2016 was transferred into leasehold improvements under “Property and Equipment” in the three-month period ended March 31, 2017.

Property and Equipment, Net

As of March 31, 2017 and December 31, 2016, our property and equipment, net, consisted of the following components:

	March 31,	December 31,
(in thousands)	2017	2016
Building	$1,160	$1,160
Laboratory equipment and machinery	24,614	23,337
Leasehold improvements	38,109	8,138
Computer equipment	8,338	7,170
Software	4,600	5,189
Furniture and fixtures	2,390	823
Construction in progress	1,378	5,772
	80,589	51,589
Less: Accumulated depreciation	(38,140)	(37,029)
Property and equipment, net	$42,449	$14,560

By the end of the first quarter of 2017, improvements associated with our O’Brien premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements. As the premises were completed in phases during the first quarter 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use. Refer to “Note 7. Commitments and Contingencies” for additional details.

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

As of March 31, 2017 and December 31, 2016, debt discount of $4.0 million and $4.3 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

As of March 31, 2017, $3.1 million out of the total $20.5 million principal payment was reclassified from “Notes payable, non-current” to “Notes payable, current”,  as that portion of the principal becomes due in the first quarter of 2018.

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

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, were both $1.7 million.

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

In June 2016, we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million landlord payment was recorded in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the final $5.0 million landlord payment by $65,000. In February 2017 and March 2017, we received payments of $1,045,000 and $1,583,000, respectively, resulting in a remaining balance of $2,437,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at March 31, 2017.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of both Mach 31, 2017 and December 31, 2016. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both Mach 31, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases during the first quarter 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of March 31, 2017, the future annual minimum lease payments for the O’Brien lease were as follows:

Amount
Years ending December 31,	(in thousands)
remaining of 2017	$4,251
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$79,041

Rent expense was $1.6 million and $53,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

Legal

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy.  On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs.

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relieve, damages and costs.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the same patent.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of this 10-Q filing time.

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

During the three-month period ended March 31, 2017 we did not issue any shares pursuant to our “at-the-market” offering program; however, in February 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Subject to certain exceptions set forth in our existing Facility Agreement, holders of our Notes may elect to receive 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in April 2017 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our current “at-the-market” offering.

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

During the three-month periods ended March 31, 2016, warrants to purchase 3,818,000 shares of common stock were net exercised, resulting in the issuance of approximately 3.0 million shares with all warrants being fully net exercised by December 31, 2016. As of March 31, 2017, no warrants remained outstanding.

Equity Plans

As of March 31, 2017, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside

Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the three-month period ended March 31, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2016	6,835	22,501	$1.16 – 16.00	$6.30
Additional shares reserved	4,634
Options granted	(4,708)	4,708	4.78 – 5.27	5.26
Options exercised	—	(114)	1.16 – 4.55	2.70
Options canceled	439	(439)	1.16 – 11.64	7.34
Balances, March 31, 2017	7,200	26,656	$1.16 – 16.00	$6.11

Shares issued under our ESPP totaled 750,005 and 668,566 shares during the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017,  1,841,595 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended March 31,
	2017	2016
Cost of revenue	$523	$499
Research and development	2,030	1,910
Sales, general and administrative	2,431	2,172
Total stock-based compensation expense	$4,984	$4,581

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
Stock Option	2017	2016
Expected term in years	6.1	6.1
Expected volatility	70%	70%
Risk-free interest rate	2.1%	1.5%
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
ESPP	2017	2016
Expected term in years	0.5-2.0	0.5-2.0
Expected volatility	70%	70%
Risk-free interest rate	0.8%-1.3%	0.5%-0.9%
Dividend yield	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel™ System, which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology. As a result, our first quarter product and service revenue grew by over 60% in 2017 compared to 2016, and we now have an installed base of over 300 PacBio systems. However, due to current uncertainty regarding United States government funding, our sales to customers who rely on such funding have been and may continue to be negatively impacted.

Basis of Presentation

Revenue

During the three- month periods ended March 31, 2017 and 2016,  product revenue was primarily derived from the sale of Sequel instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue for the three-month period ended March 31, 2016 was derived from the quarterly amortization from the non-refundable upfront payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement.

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

There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the three-month periods ended March 31, 2017 and 2016

	Three-Month Periods Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2017	2016
	(unaudited)
Revenue:
Product revenue	$21,294	$12,379	$8,915	72%
Service and other revenue	3,621	3,152	469	15%
Contractual revenue	—	3,596	(3,596)	(100%)
Total revenue	24,915	19,127	5,788	30%
Cost of Revenue:
Cost of product revenue	11,362	6,880	4,482	65%
Cost of service and other revenue	4,616	2,743	1,873	68%
Total cost of revenue	15,978	9,623	6,355	66%
Gross profit	8,937	9,504	(567)	(6%)
Operating Expense:
Research and development	16,971	16,361	610	4%
Sales, general and administrative	15,265	11,708	3,557	30%
Total operating expense	32,236	28,069	4,167	15%
Operating loss	(23,299)	(18,565)	(4,734)	(25%)
Interest expense	(838)	(779)	(59)	(8%)
Other income (expense), net	270	(8)	278	3475%
Net loss	$(23,867)	$(19,352)	$(4,515)	(23%)

Revenue

Total revenue for the three-month period ended March 31, 2017 was $24.9 million, compared to $19.1 million for the same period during 2016.

Product revenue for the three-month period ended March 31, 2017 consisted of $12.6 million from sales of Sequel and RSII instruments and $8.7 million from sales of consumables, for total product revenue of $21.3 million, compared to $7.8 million from sales of Sequel and RS II instruments and $4.6 million from sales of consumables, for total product revenue of $12.4 million for the same period during 2016. The increase in instrument sales for the three-month period ended March 31, 2017 was primarily attributable to increased Sequel instrument shipments and installations. The increase in consumable sales was primarily attributable to a larger installed base of instruments.

Service and other revenue of $3.6 million and $3.2 million for the three-month periods ended March 31, 2017 and 2016, respectively, and was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to supporting a larger installed base of instruments.

There was no contractual revenue for the three-month period ended March 31, 2017. Contractual revenue for the three-month period ended March 31, 2016 related to the quarterly amortization of $3.6 million from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to our development, commercialization and license agreement with F. Hoffman-La Roche Ltd. (the “Roche Agreement”). In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017, which was 60 days after the date of the notice in accordance with the terms of the Roche Agreement.

Gross Profit

Gross profit for the three-month period ended March 31, 2017 was $8.9 million, resulting in a gross margin of 35.9%. During the first quarter of 2017, we recorded a charge to cost of revenue of $1.3 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. Excluding this charge, adjusted gross margin for the first quarter of 2017 would have been 41.0%. Gross profit for the first quarter of 2016 was 49.7%, which included $3.6 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the first quarter of 2016 would have been 38.0%. Adjusted gross margin is not meant to be considered in isolation or as a substitute for gross margin. Adjusted gross margin is subject to limitations, and should be read only in conjunction with our consolidated financial statements prepared in accordance with the General Accepted Accounting Principle (“GAAP”).

Cost of product revenue was $11.4 million for the three-month period ended March 31, 2017, compared to cost of product revenue of $6.9 million for the same period during 2016. Cost of service and other revenue for the three-month period ended March 31, 2017 was $4.6 million for the three-month period ended March 31, 2017, compared to $2.7 million for the same period during 2016. The increase in cost of product revenue of $4.5 million was primarily driven by the increased instrument installs and consumable sales year over year. The increase in cost of service and other revenue of $1.9 million was primarily due to the charge associated with the leased RS II instruments described above.

We expect our gross margin to improve during 2017 compared to the first quarter of 2017.

Research and Development Expense

During the three-month period ended March 31, 2017, research and development expense increased by $0.6 million, or 4%, compared to the same period during 2016. The increase in research and development expense was primarily attributable to an increase of $1.5 million in facility expense and an increase of $0.7 million in compensation expense compared to the same period in 2016.  These increases were partially offset by a decrease of $1.4 million in product development costs compared to the same period in 2016. Research and development expense included stock-based compensation expense of $2.0 million and $1.9 million during the three-month periods ended March 31, 2017 and 2016, respectively.

We expect our total research and development expenses to increase in 2017 compared to 2016.

Sales, General and Administrative Expense

During the three-month period ended March 31, 2017, sales, general and administrative expense increased by $3.6 million, or 30.4%, compared to the same period during 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $2.3 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings” below and costs associated with transitioning to our new headquarters. Other factors included an increase in compensation expense as a result of increased headcount, higher stock-based compensation expense and an increase in depreciation. Sales, general and administrative expense included stock-based compensation expense of $2.4 million and $2.2 million during the three-month periods ended March 31, 2017 and 2016.

We expect our total selling, general and administrative expenses to increase in 2017 compared to 2016.

Interest Expense

Interest expense for the three-month period ended March 31, 2017 remained essentially flat compared to the same period during 2016. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

During 2016, we adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires companies to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Management performed such an assessment and concluded there was not substantial doubt about our ability to continue as a going concern.

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement.

Cash, cash equivalents and investments at March 31, 2017 totaled $56.1 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we plan to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2017 and into the first quarters of 2018, which is impacted by various assumptions regarding demand for our products. Generally, we expect demand for our products to increase for the remainder of 2017 and into 2018 as compared to 2016, and this expectation is included in forecasts of future cash and liquidity availability. These expectations are based on our current operating and financing plans, which are subject to change.

Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; the costs associated with the ongoing transition to our new facilities in Menlo Park, California; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration or debt agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the three-month periods ended March 31, 2017 and 2016 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $16.7 million of cash from operating activities for the three-month period ended March 31, 2017, compared to cash usage of $20.3 million for the same period in 2016. Cash used in operating activities for the three-month period ended March 31, 2017 primarily reflected a net loss of $23.9 million, adjusted for non-cash items such as stock-based compensation of $5.0 million and depreciation of $2.9 million. Additionally, net loss included $1.5 million of straight-line rent expense during the rent abatement period under the O’Brien Lease. Additionally, the change in net operating assets and liabilities was attributed to a decrease in accrued expenses of $4.8 million,  partially offset by a decrease in prepaid expenses and other assets of $3.4 million, of which $2.6 million related to the payments we received from our prior landlord as a result of exiting a portion of our prior facilities.

Cash used in operating activities for the three-month period ended March 31, 2016 primarily reflected a net loss of $19.4 million, adjusted for non-cash items such as stock-based compensation of $4.6 million and depreciation of $0.8 million. Additionally, the change in net operating assets and liabilities was attributed to a decrease in deferred contractual revenue of $3.6 million, a decrease in accrued expenses of $3.4 million and an increase in accounts receivable of $2.9 million, partially offset by a decrease in prepaid expenses and other assets of $4.7 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We had a net increase in cash of $25.5 million from investing activities for the three-month period ended March 31, 2017, compared to a net decrease in cash of $23.2 million for the same period in 2016.

Cash provided by investing activities for the three-month period ended March 31, 2017 reflected net maturities and sales of investments of $28.1 million, partially offset by net purchases of property and equipment of $2.7 million.

Cash used in investing activity for the three-month period ended March 31, 2016 reflected net purchases of investments of $22.9 million and net purchases of property and equipment of $0.3 million.

Financing Activities

We had a net increase of $3.4 million and $30.0 million in cash from financing activities for the three-month period ended March 31, 2017 and 2016, respectively.

Cash provided by financing activities during the three-month period ended March 31, 2017 reflected the issuance of common stock through our equity compensation plans.

Cash provided by financing activities during the three-month period ended March 31, 2016 reflected net proceeds of $26.5 million from our common stock “at-the-market” offering program and $3.4 million from the issuance of common stock through our equity compensation plans.

Capital Resources

Common Stock “At-the-Market” Offering

During the three-month period ended March 31, 2016, we issued 3.1 million shares of our common stock at an average price of $8.80 per share through our “at-the-market” offering, resulting in net proceeds of $26.5 million.

During the three-month period ended March 31, 2017 we did not issue any shares pursuant to our “at-the-market” offering program; however, in February 2017, we filed an additional prospectus supplement pursuant to which we may offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

We pay a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Subject to certain exceptions set forth in our existing Facility Agreement, holders of our Notes may elect to receive 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in April 2017 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our current “at-the-market” offering.

We may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. As of March 31, 2017, $3.1 million of the total $20.5 million principal payment is due in the first quarter of 2018 thus we reclassified $3.1 million from “Notes payable, non- current” to “Notes payable, current”.

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

Contractual Obligations

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

As a result of the lease amendment agreement described below, future rent expense associated with our existing Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, were both $1.7 million.

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

In June 2016, we entered into a Second Lease Amendment Agreement with the Existing Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million landlord payment was recorded in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Existing Landlord that increased the amount of the final $5.0 million landlord payment by $65,000. In February 2017 and March 2017, we received payments of $1,045,000 and $1,583,000, respectively, resulting in a remaining balance of $2,437,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at March 31, 2017.

O’Brien Lease Agreement

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent will be abated for the first six (6) months of the lease term and thereafter will be $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which will be applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of both March 31, 2017 and December 31, 2016. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both March 31, 2017 and December 31, 2016.

In addition, the landlord is obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises in January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years.  In addition, as the premises were completed in phases during the first quarter 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of March 31, 2017, the future annual minimum lease payments for the O’Brien Lease were as follows:

Amount
Years ending December 31,	(in thousands)
remaining of 2017	$4,251
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$79,041

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods, but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fun raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 7. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2017.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our exposure to market risk is confined to our cash, cash equivalents and investments, all of which have maturities of less than three years. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash, cash equivalents and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale, and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a hypothetical 10% change in market interest rates would have any material negative impact on the value of our investment portfolio.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint.  We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs.

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relieve, damages and costs.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the same patent.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us.

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

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in our public filings with the Securities and Exchange Commission, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the rollout and scaling of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, and have recently transferred production of the new SMRT Cells from a prototype chip vendor to a high-volume manufacturer.  Our production of the new SMRT Cells has previously been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

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

If our products and services fail to deliver the performance or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including those that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have in the past experienced, and could in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products, such as the Sequel System. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, our business, reputation and financial condition may be materially and adversely affected.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

Our products are complex and involve a large number of unique components, many of which require precision in manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. Furthermore, we have recently transferred production of the SMRT Cells for our Sequel System from a prototype chip vendor to a high-volume manufacturer and we have experienced, and may in the future experience, unanticipated delays and other issues in connection with such transition. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing will be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

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

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have previously experienced variability in the performance of our instruments and SMRT Cells. Moreover, we are manufacturing a new version of our SMRT Cells for the Sequel System, and are in the process of simultaneously moving our in-house manufacturing facilities and scaling up manufacturing capacity for our products. In connection with this process, we may experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products.  Our production of new SMRT Cells has initially been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, or other issues, including in connection with our recent transfer of production of our SMRT Cells to a high-volume manufacturer.  There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our existing or new manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

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

There are also several companies that are in the process of developing or have already developed new, potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement with the U.S. International Trade Commission, in the U.S. District Court for the District of Delaware, and in the High Court of England and Wales. Roche is developing potentially competing sequencing products through its acquisition of Genia Technologies.  Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

Our future success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our future technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

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

The most recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our ability to successfully manage our ongoing transition to our new headquarters could result in a material adverse effect on our business or operations if we underestimate the costs of the transition, experience delays or quality issues with our manufacturing, or if internal measures to mitigate these risks are not effective.

We are in the midst of transitioning to our new headquarters in Menlo Park, California. The transition may involve unanticipated delays, which could materially impact our desired commercial timelines and there is no assurance that we will be able to move into our new headquarters without any material interruption to our business. The successful transition of our headquarters, including the transition of our manufacturing facilities, is largely dependent upon the cooperation and continued performance of both our current and future landlords, as well as third-party contractors who are preparing certain shell improvements and tenant improvements. During the transition period, we must successfully establish and implement procedures to ensure that our current and future manufacturing facilities meet our quality standards while maintaining a reasonable cost structure. In addition, after our new manufacturing facilities have been qualified, it may take a considerable period of time to commence volume production. We have already devoted significant expenses and resources in connection with the transition, and there is no assurance that we can manage the transition successfully.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche had certain access to our trade secrets and other proprietary information pursuant to the Roche Agreement, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the Roche Agreement); however, Roche is developing potentially competing sequencing products through its acquisition of Genia Technologies. There can be no assurance that our measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies may have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we have filed a complaint with the USITC against ONT for patent infringement, as well as complaints against ONT Inc. in the U.S. District Court for the District of Delaware and against ONT Ltd. and Metrichor in the High Court of England and Wales for patent infringement. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time and resources and adverse parties may bring claims against us and/or our intellectual property. Our enforcement actions may not be successful, could give rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable.

We have been, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. announced on April 21, 2017 that it was pursuing claims for patent infringement against us in the High Court of England and Wales, and on April 25, 2017 ONT Ltd. announced that it was also pursuing claims for patent infringement against us in the District Court of Mannheim, Germany.  In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 5, 2017	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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