Form 10-Q
period 2017-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2017-08-02
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2017:  115,591,469

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$36,478	$16,765
Investments	66,118	55,213
Accounts receivable	9,525	11,421
Inventory	17,266	15,634
Prepaid expenses and other current assets	3,545	9,978
Total current assets	132,932	109,011
Property and equipment, net	40,289	14,560
Long-term restricted cash	4,500	4,500
Other long-term assets	184	9,813
Total assets	$177,905	$137,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,514	$8,359
Accrued expenses	17,840	16,604
Deferred service revenue, current	6,782	7,130
Other liabilities, current	1,915	1,681
Notes payable, current	2,643	—
Total current liabilities	35,694	33,774
Deferred service revenue, non-current	1,296	1,297
Deferred rent, non-current	14,599	19
Other liabilities, non-current	—	1,664
Notes payable, non-current	10,441	16,106
Financing derivative	15	356
Total liabilities	62,045	53,216

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 115,562 and 92,677 shares at June 30, 2017 and December 31, 2016, respectively	116	93
Additional paid-in-capital	952,710	872,114
Accumulated other comprehensive income (loss)	(16)	5
Accumulated deficit	(836,950)	(787,544)
Total stockholders’ equity	115,860	84,668
Total liabilities and stockholders’ equity	$177,905	$137,884

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue:
Product revenue	$16,548	$13,587	$37,842	$25,966
Service and other revenue	3,525	3,564	7,146	6,716
Contractual revenue	—	3,596	—	7,192
Total revenue	20,073	20,747	44,988	39,874
Cost of revenue:
Cost of product revenue	8,155	7,115	19,517	13,995
Cost of service and other revenue	3,917	2,988	8,533	5,731
Total cost of revenue	12,072	10,103	28,050	19,726
Gross profit	8,001	10,644	16,938	20,148
Operating expense:
Research and development	16,883	17,522	33,854	33,883
Sales, general and administrative	15,505	11,192	30,770	22,900
Total operating expense	32,388	28,714	64,624	56,783
Operating loss	(24,387)	(18,070)	(47,686)	(36,635)
Interest expense	(826)	(795)	(1,664)	(1,574)
Other income (expense), net	(326)	366	(56)	358
Net loss	(25,539)	(18,499)	(49,406)	(37,851)
Other comprehensive loss:
Unrealized gain on investments	(13)	11	(21)	59
Comprehensive loss	$(25,552)	$(18,488)	$(49,427)	$(37,792)

Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.21)	$(0.52)	$(0.44)
Shares used in computing basic and diluted net loss per share	97,360	88,148	95,177	85,876

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(49,406)	$(37,851)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,839	1,823
Amortization of debt discount and financing costs	652	548
(Gain) Loss from derivative	485	(336)
Stock-based compensation	9,994	9,619
Other items	87	154
Changes in assets and liabilities
Accounts receivable	1,896	(5,182)
Inventory	(2,240)	(4,491)
Prepaid expenses and other assets	6,368	1,004
Accounts payable	(1,944)	683
Accrued expenses	(2,266)	778
Deferred service revenue	(349)	(36)
Deferred contractual revenue	—	(7,192)
Other liabilities	2,404	1,327
Net cash used in operating activities	(29,480)	(39,152)
Cash flows from investing activities
Purchase of property and equipment	(6,116)	(3,255)
Disposal of property and equipment	12	10
Purchase of investments	(61,181)	(64,572)
Sales of investments	3,662	13,334
Maturities of investments	46,511	22,082
Net cash used in investing activities	(17,112)	(32,401)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	6,231	4,502
Notes payable principal paying off	(4,500)	—
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	11,865	58,200
Proceeds from issuance of common stock from underwritten public equity offering, net of issue costs	52,709	—
Net cash provided by financing activities	66,305	62,702
Net increase (decrease) in cash and cash equivalents	19,713	(8,851)
Cash and cash equivalents at beginning of period	16,765	33,629
Cash and cash equivalents at end of period	$36,478	$24,778

Supplemental disclosure of non-cash investing and financing activities
Changes in deposits for property and equipment paid in prior period	$9,694	$—
Property and equipment paid by landlord	$12,600	$—
Changes in unpaid Property and equipment	$3,323	$37
Property and equipment returned to landlord	$1,854	$—
Inventory transferred to property and equipment	$608	$1,245

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

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel®™ System (the “Sequel System”), which will provide higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Technology.

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

During the first and second quarter of 2017, we recorded a charge to cost of revenue of $1.3 million and $0.3 million, respectively, relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2017 and December 31, 2016 respectively (in thousands):

	June 30, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$17,160	$—	$—	$17,160	$14,516	$—	$—	$14,516
Commercial paper	—	19,318	—	19,318	—	2,249	—	2,249
US government & agency securities	—	—	—	—	—	—	—	—
Total cash and cash equivalents	17,160	19,318	—	36,478	14,516	2,249	—	16,765
Investments:
Commercial paper	—	29,640	—	29,640	—	23,583	—	23,583
Corporate debt securities	—	9,715	—	9,715	—	10,739	—	10,739
US government & agency securities	—	26,763	—	26,763	—	20,579	—	20,579
Asset backed securities	—	—	—	—	—	312	—	312
Total investments	—	66,118	—	66,118	—	55,213	—	55,213
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$21,660	$85,436	$—	$107,096	$19,016	$57,462	$—	$76,478

Liabilities
Financing derivative	$—	$—	$15	$15	$—	$—	$356	$356
Total liabilities measured at fair value	$—	$—	$15	$15	$—	$—	$356	$356

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

The following table provides the changes in the fair value of the Financial Derivative during the six-month period ended June 30, 2017 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2016	$356
Gain on change in estimated fair value	(341)
Balance as of June 30, 2017	$15

During the six-month period ended June 30, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 9.2% and 10.6% weighted average market yield at June 30, 2017 and December 31, 2016, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,958	$13,084	$19,788	$16,106

Net Loss per Share

The following outstanding common stock options to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
(in thousands)	2017	2016
Options outstanding	25,592	22,588

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of 2018. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance.

We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.  We expect to adopt the standard using the modified retrospective approach with the cumulative effect of adopting this standard to be recorded to retained earnings on January 1, 2018. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. We are still in the process of evaluating the effect of the new standard on our historical financial statements and disclosures. While we have not completed our evaluation, we currently believe that the impact to revenue and expense recognized will not be material to any of the years presented. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

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

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$17,160	$—	$—	$17,160
Commercial paper	19,319	—	(1)	19,318
Total cash and cash equivalents	36,479	—	(1)	36,478
Investments:
Commercial paper	29,640	2	(2)	29,640
Corporate debt securities	9,718	—	(3)	9,715
Asset backed securities	—	—	—	—
US government & agency securities	26,775	—	(12)	26,763
Total investments	66,133	2	(17)	66,118
Total cash, cash equivalents and investments	$102,612	$2	$(18)	$102,596

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516
Commercial paper	2,249	—	—	2,249
Total cash and cash equivalents	16,765	—	—	16,765
Investments:
Commercial paper	23,581	5	(3)	23,583
Corporate debt securities	10,741	1	(3)	10,739
Asset backed securities	312	—	—	312
US government & agency securities	20,574	7	(2)	20,579
Total investments	55,208	13	(8)	55,213
Total cash, cash equivalents and investments	$71,973	$13	$(8)	$71,978

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2017:

(in thousands)	Fair Value
Due in one year or less	$84,143
Due after one year through 5 years	1,293
Total investments in debt securities	$85,436

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  BALANCE SHEET COMPONENTS

Inventory

As of June 30, 2017 and December 31, 2016,  our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2017	2016
Purchased materials	$6,803	$4,817
Work in process	6,695	7,287
Finished goods	3,768	3,530
Inventory	$17,266	$15,634

Prepaid Expenses and Other Current Assets

As of June 30, 2017 and December 31, 2016, our prepaid expenses and other current assets consisted of the following components:

	June 30,	December 31,
(in thousands)	2017	2016
Receivable from Prior Landlord	$755	$5,000
Rent deposits for O'Brien building	1,080	2,160
Prepaid expenses	1,140	2,342
Other current assets	570	476
Prepaid expenses and other current assets	$3,545	$9,978

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Prior Landlord”), which amends the terms and conditions of certain of our then existing Menlo Park facility real property leases.  As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to $20.0 million from the Prior Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. As of December 31, 2016, $5.0 million of the Landlord Payments were outstanding.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at June 30, 2017.  Refer to “Note 7. Commitments and Contingencies” for additional details.

Other Long-term Assets

As of June 30, 2017 and December 31, 2016, our other long-term assets consisted of the following components:

	June 30,	December 31,
(in thousands)	2017	2016
Rent deposits and tenant improvements for O'Brien building	$—	$9,641
Other	184	172
Other long-term assets	$184	$9,813

In January 2017 we moved into the O’Brien building, and accordingly, the $9.6 million tenant improvements balance recorded in “Other Long-term Assets” at December 31, 2016 was transferred into leasehold improvements under “Property and Equipment” in the three-month period ended March 31, 2017.

Property and Equipment, Net

As of June 30, 2017 and December 31, 2016, our property and equipment, net, consisted of the following components:

	June 30,	December 31,
(in thousands)	2017	2016
Building	$—	$1,160
Laboratory equipment and machinery	23,853	23,337
Leasehold improvements	31,170	8,138
Computer equipment	9,096	7,170
Software	4,600	5,189
Furniture and fixtures	2,411	823
Construction in progress	1,272	5,772
	72,402	51,589
Less: Accumulated depreciation	(32,113)	(37,029)
Property and equipment, net	$40,289	$14,560

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” of the condensed consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

By the end of the first quarter of 2017, improvements associated with our O’Brien premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements. As the premises were completed in phases during the first half of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use. Refer to “Note 7. Commitments and Contingencies” for additional details.

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

In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5.5 million shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). During the year ended December 31, 2016, warrants to purchase 5.5 million shares of common stock were net exercised, resulting in the issuance of approximately 4.2 million shares of common stock. The cashless net exercises of the warrants did not result in any additional funds being collected by us. As of December 31, 2016, no warrants remained outstanding.

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

On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any qualified financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering (Refer to “Note 8. Stockholders’ Equity” for additional details).

Financing Derivative

A number of features embedded in the Notes required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (i) a qualified financing, (ii) an event of default, (iii) a Major Transaction, and (iv) the exercise of the warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net.

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 9.2% and 10.6% weighted average market yield at June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the Financing Derivative as of June 30, 2017 and December 31, 2015 was $0.0 million and $0.4 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million.

As of June 30, 2017 and December 31, 2016, we had outstanding $16.0 million and $20.5 million aggregate principal amount of Notes, respectively.  As of June 30, 2017 and December 31, 2016, a  debt discount of $2.9 million and $4.3 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

As of June 30, 2017, $2.6 million out of the outstanding $16.0 million aggregate principal amount of Notes was reclassified from “Notes payable, non-current” to “Notes payable, current”, as that portion of the principal becomes due by June 30, 2018.

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

As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, were $0 million and $1.7 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Prior Landlord”), which amends the terms and conditions of certain of our prior Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the leases with the Prior Landlord, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Prior Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Prior Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Prior Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permit process related to an architectural approval and a change of use permit with respect to our new premises at 1305 O’Brien Drive (formerly 1315 O’Brien Drive), Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, and the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million remaining Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

In June 2016, we entered into a Second Lease Amendment Agreement with the Prior Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million of Landlord Payments  were recorded in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the final $5.0 million Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord

Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at June 30, 2017.

The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” of the condensed consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of both Mach 31, 2017 and December 31, 2016. As of June 30, 2017, $1.1 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both June 30, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases during the first half of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of June 30, 2017, the future annual minimum lease payments for the O’Brien lease were as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2017	$3,171
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$77,961

Rent expense was $1.6 million and $48,000 for the three-month periods ended June 30, 2017 and 2016, respectively. Rent expense was $3.1 million and $100,200 for the six-month periods ended June 30, 2017 and 2016, respectively.

Legal

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents.  On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, which motion was not opposed by us.  The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. We filed our response on June 5, 2017.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent. We received service in this matter on July 11, 2017.

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

NOTE 8. STOCKHOLDERS’ EQUITY

“At-the-Market” Equity Offering

In February 2017, we filed an additional prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

During the six-month period ended June 30, 2017 we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our current “at-the-market” offering program in June 2017.

We paid a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in April 2017 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our “at-the-market” offering.

Underwritten Public Equity Offering

On June 15, 2017, we entered into an underwriting agreement,  relating to the public offering of 15,419,354 shares of our common stock, $0.001 par value per share, at a price to the public of $3.10 per share. Under the terms of the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,312,903 shares of our common stock, which was subsequently exercised in full, and the offering, including the sale of shares of common stock subject to the Underwriters’ option, closed on June 20, 2017. In total, we sold 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting discount and paid offering expenses, were approximately $52.7 million,  which excludes approximately $0.2 million of offering expenses that were unpaid as of June 30, 2017.

Warrants

In connection with the execution of the Facility Agreement, we issued immediately exercisable warrants to purchase 5.5 million shares of common stock at an exercise price per share initially equal to $2.63, all of which were outstanding at December 31, 2015.

During the three-month periods ended March 31, 2016, warrants to purchase 3,818,000 shares of common stock were net exercised, resulting in the issuance of approximately 3.0 million shares with all warrants being fully net exercised by December 31, 2016. As of June 30, 2017, no warrants remained outstanding.

Equity Plans

As of June 30, 2017, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the six-month period ended June 30, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2016	6,835	22,501	$1.16 – 16.00	$6.30
Additional shares reserved	4,634
Options granted	(5,258)	5,258	3.30 – 5.27	5.10
Options exercised	—	(1,231)	1.16 – 4.55	2.54
Options canceled	936	(936)	1.16 – 16.0	7.24
Balances, June 30, 2017	7,147	25,592	$1.16 – 16.00	$6.20

Shares issued under our ESPP totaled 750,005 and 668,566 shares during the six-month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017,  1,841,595 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$572	$562	$1,095	$1,061
Research and development	2,029	2,131	4,060	4,041
Sales, general and administrative	2,408	2,345	4,839	4,517
Total stock-based compensation expense	$5,009	$5,038	$9,994	$9,619

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Stock Option	2017	2016	2017	2016
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.9%	1.4%	2.1%	1.5%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
ESPP	2017	2016	2017	2016
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	0.8%-1.3%	0.5%-0.9%	0.8%-1.3%	0.5%-0.9%
Dividend yield	—	—	—	—

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

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel®™ System, which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology.

In June, 2017, we closed an underwritten public equity offering pursuant to which we sold, in total, 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock and the total net proceeds to us from the offering, after deducting the underwriting discount and paid offering expenses,  were approximately $52.7 million,  which excludes approximately $0.2 million of offering expenses that were unpaid as of June 30, 2017.

Basis of Presentation

Revenue

During the three- and six-month periods ended June 30, 2017 and 2016,  product revenue was primarily derived from the sale of Sequel instruments and associated consumables. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue for the three-and six-month period ended June 30, 2016 was derived from the quarterly amortization from the non-refundable upfront payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2017 and 2016

	Three-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2017	2016
	(unaudited)
Revenue:
Product revenue	$16,548	$13,587	$2,961	22%
Service and other revenue	3,525	3,564	(39)	(1%)
Contractual revenue	—	3,596	(3,596)	(100%)
Total revenue	20,073	20,747	(674)	(3%)
Cost of Revenue:
Cost of product revenue	8,155	7,115	1,040	15%
Cost of service and other revenue	3,917	2,988	929	31%
Total cost of revenue	12,072	10,103	1,969	19%
Gross profit	8,001	10,644	(2,643)	(25%)
Operating Expense:
Research and development	16,883	17,522	(639)	(4%)
Sales, general and administrative	15,505	11,192	4,313	39%
Total operating expense	32,388	28,714	3,674	13%
Operating loss	(24,387)	(18,070)	(6,317)	(35%)
Interest expense	(826)	(795)	(31)	(4%)
Other income (expense), net	(326)	366	(692)	(189%)
Net loss	$(25,539)	$(18,499)	$(7,040)	(38%)

Revenue

Total revenue for the three-month period ended June 30, 2017 was $20.1 million, compared to $20.7 million for the same period during 2016.

Product revenue for the three-month period ended June 30, 2017 consisted of $7.1 million from sales of Sequel and RSII instruments and $9.4 million from sales of consumables, for total product revenue of $16.5 million, compared to $8.6 million from sales of Sequel and RS II instruments and $5.0 million from sales of consumables, for total product revenue of $13.6 million  for the same period during 2016. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments.

Service and other revenue of $3.5 million and $3.6 million for the three-month periods ended June 30, 2017 and 2016, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

There was no contractual revenue for the three-month period ended June 30, 2017. Contractual revenue for the three-month period ended June 30, 2016 related to the quarterly amortization of $3.6 million from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to the “Roche Agreement”. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017.

Gross Profit

Gross profit for the three-month period ended June 30, 2017 was $8.0 million, resulting in a gross margin of 39.9%. During the first quarter of 2017, we recorded a charge to cost of revenue of $1.3 million, and in the second quarter of 2017, we recorded an additional charge to cost of revenue of $0.3 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. Gross profit for the second quarter of 2016 was 51.3%, which included $3.6 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the second quarter of 2016 would have been 41.1%. Adjusted gross margin is not meant to be considered in isolation or as a substitute for gross margin. Adjusted gross margin is subject to limitations and should be read only in conjunction with our consolidated financial statements.

Cost of product revenue was $8.2 million for the three-month period ended June 30, 2017, compared to cost of product revenue of $7.1 million for the same period during 2016. Cost of service and other revenue for the three-month period ended June 30, 2017 was $3.9 million, compared to $3.0 million for the same period during 2016. The increase in cost of product revenue of $1.1 million was primarily driven by increased consumable sales year over year. The increase in cost of service and other revenue of $0.9 million was primarily due to increased service overhead cost to support a larger installed base, an increase in service material costs, and the charges associated with the change in the useful life of RS II instruments.

Research and Development Expense

During the three-month period ended June 30, 2017, research and development expense decreased by $0.6 million, or 4%, compared to the same period during 2016. The decrease in research and development expense was primarily attributable to the lower chip development costs.  Research and development expense included stock-based compensation expense of $2.0 million and $2.1 million during the three-month periods ended June 30, 2017 and 2016, respectively.

Sales, General and Administrative Expense

During the three-month period ended June 30, 2017, sales, general and administrative expense increased by $4.3 million, or 38.5%, compared to the same period during 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $2.8 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings” below. Other factors contributing to the increase included an increase in compensation expense as a result of increased headcount and an increase in facility expense. Sales, general and administrative expense included stock-based compensation expense of $2.4 million and $2.3 million during the three-month periods ended June 30, 2017 and 2016.

Interest Expense

Interest expense for the three-month period ended June 30, 2017 remained essentially flat compared to the same period during 2016. Interest expense related primarily to the debt facility entered into in February 2013.

Other income(expense), net

During the three-month period ended June 30, 2017, other income (expense), net increased by $0.7 million, compared to the same period during 2016. The increase in other income (expense), net was primarily attributable to the charge related to our payment of $4.5 million in outstanding principal under our debt facility in the second quarter of 2017.

Comparison of the six-month periods ended June 30, 2017 and 2016

	Six-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2017	2016
	(unaudited)
Revenue:
Product revenue	$37,842	$25,966	$11,876	46%
Service and other revenue	7,146	6,716	430	6%
Contractual revenue	—	7,192	(7,192)	(100%)
Total revenue	44,988	39,874	5,114	13%
Cost of Revenue:
Cost of product revenue	19,517	13,995	5,522	39%
Cost of service and other revenue	8,533	5,731	2,802	49%
Total cost of revenue	28,050	19,726	8,324	42%
Gross profit	16,938	20,148	(3,210)	(16%)
Operating Expense:
Research and development	33,854	33,883	(29)	0%
Sales, general and administrative	30,770	22,900	7,870	34%
Total operating expense	64,624	56,783	7,841	14%
Operating loss	(47,686)	(36,635)	(11,051)	(30%)
Interest expense	(1,664)	(1,574)	(90)	(6%)
Other expense, net	(56)	358	(414)	(116%)
Net loss	$(49,406)	$(37,851)	$(11,555)	(31%)

Revenue

Total revenue for the six-month period ended June 30, 2017 was $45.0 million, compared to $39.9 million for the same period during 2016.

Product revenue for the six-month period ended June 30, 2017 consisted of $19.7 million from sales of Sequel and RSII instruments and $18.1 million from sales of consumables, for total product revenue of $37.8 million, compared to $16.3 million from sales of Sequel and RS II instruments and $9.7 million from sales of consumables, for total product revenue of $26.0 million for the same period during 2016. The increase in instrument sales for the six-month period ended June 30, 2017 was primarily attributable to increased Sequel instrument shipments and installations. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments.

Service and other revenue was $7.1 million and $6.7 million for the six-month periods ended June 30, 2017 and 2016, respectively, and was primarily derived from product maintenance agreements sold on our installed instruments.

There was no contractual revenue for the six-month period ended June 30, 2017. Contractual revenue for the six-month period ended June 30, 2016 related to the quarterly amortization of $3.6 million from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to the “Roche Agreement”. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017.

Gross Profit

Gross profit for the six-month period ended June 30, 2017 was $16.9 million, resulting in a gross margin of 37.7%. During the six-month period ended June 30, 2017, we recorded a total charge of $1.6 million to cost of revenue relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. Gross profit for the same period of 2016 was 50.5%, which included $7.2 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the six-month period ended June 30, 2016 would have been 39.6%.

Cost of product revenue was $19.5 million for the six-month period ended June 30, 2017, compared to cost of product revenue of $14.0 million for the same period during 2016. Cost of service and other revenue for the six-month period ended June 30, 2017 was $8.5 million, compared to $5.7 million for the same period during 2016. The increase in cost of product revenue of $5.5 million was primarily driven by the increased instrument installs and consumable sales year over year. The increase in cost of service and other revenue of $2.8 million was primarily due to the higher labor and material costs required to service a larger installed base of Sequel instruments and the charge associated with the leased RS II instruments described above.

Research and Development Expense

For the six-month period ended June 30, 2017, research and development expense was $33.9 million, remaining flat compared to $33.9 million for the same period of 2016. Research and development expense included stock-based compensation expense of $4.1 million and $4.0 million during the six-month periods ended June 30, 2017 and 2016, respectively.

Sales, General and Administrative Expense

During the six-month period ended June 30, 2017, sales, general and administrative expense increased by $7.9 million, or 34.4%, compared to the same period during 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $5.1 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings”. Other factors contributing to the increase included an increase of $1.8 million in compensation expense as a result of increased headcount and an increase in facility expenses. Sales, general and administrative expense included stock-based compensation expense of $4.8 million and $4.5 million during the six-month periods ended June 30, 2017 and 2016, respectively.

We expect our total selling, general and administrative expenses to increase in 2017 compared to 2016.

Interest Expense

Interest expense for the six-month period ended June 30, 2017 remained essentially flat compared to the same period during 2016. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

During 2016, we adopted ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires companies to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. Management performed such an assessment and concluded there was no substantial doubt about our ability to continue as a going concern.

Since our inception, we have financed our operations primarily through product sales, issuance of common stock and convertible preferred stock, in addition to our debt facility and payments from Roche pursuant to the terms of the Roche Agreement.

Cash, cash equivalents and investments at June 30, 2017 totaled $102.6 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2017 and into the second quarter of 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the six-month periods ended June 30, 2017 and 2016 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $29.5 million of cash from operating activities for the six-month period ended June 30, 2017, compared to cash usage of $39.2 million for the same period in 2016.

Cash used in operating activities for the six-month period ended June 30, 2017 was due primarily to a net loss of $49.4 million, adjusted for non-cash items such as stock-based compensation of $10.0 million and depreciation of $4.8 million. The change in net operating assets and liabilities was primarily attributed to a decrease in prepaid expenses and other assets of $6.4 million, of which $4.3 million related to the payments we received from our Prior Landlord as a result of exiting a portion of our prior facilities, partially offset by a decrease of $2.3 million in accrued expenses and an increase of $2.2 million in inventory.

Cash used in operating activities for the six-month period ended June 30, 2016 was due primarily to a net loss of $37.9 million, a reduction in deferred contractual revenue of $7.2 million, an increase in accounts receivable of $5.2 million and an increase in inventory of $4.5 million, partially offset by stock-based compensation of $9.6 million and depreciation of $1.8 million.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $17.1 million of cash from investing activities for the six-month period ended June 30, 2017, compared to cash usage of $32.4 million for the same period in 2016.

Cash used in investing activities for the six-month period ended June 30, 2017 was due primarily to net maturities and sales of investments of $11.0 million and net purchases of property and equipment of $6.1 million.

Cash used in investing activities for the six-month period ended June 30, 2016 was due primarily to net purchases of investments of $29.2 million and net purchases of property and equipment of $3.3 million.

Financing Activities

We had $66.3 million of cash provided from financing activities for the six-month period ended June 30, 2017, compared to $62.7 million of cash provided from financing activities for the same period in 2016.

Cash provided by financing activities during the six-month period ended June 30, 2017 was due primarily to net proceeds of $52.7 million from our underwritten public equity offering, after deducting underwriter commissions and paid offering expenses, net proceeds of $11.9 million from our common stock “at-the-market” offering program and $6.2 million from the issuance of common stock through our equity compensation plans, partially offset by our payment of $4.5 million in outstanding principal under our debt facility in the second quarter of 2017.

Cash provided by financing activities during the six-month period ended June 30, 2016 was due primarily to net proceeds of $58.2 million from our common stock “at-the-market” offering program and $4.5 million from the issuance of common stock through our equity compensation plans.

Capital Resources

“At-the-Market” Equity Offering

During the three-month period ended June 30, 2016, we issued 3.4 million shares of our common stock at an average price of $9.56 per share through our “at-the-market” offering, resulting in net proceeds of $31.7 million; during the six-month period ended June 30, 2016, we issued 6.5 million shares of our common stock through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

In February 2017, we filed an additional prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

During the six-month period ended June 30, 2017 we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our current “at-the-market” offering program in June 2017.

We paid a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement. We are not obligated to sell shares of our common stock under the sales agreement.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in April 2017 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our “at-the-market” offering.

Underwritten Public Equity Offering

On June 15, 2017, we entered into an underwriting agreement,  relating to the public offering of 15,419,354 shares of our common stock, $0.001 par value per share, at a price to the public of $3.10 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2,312,903 shares of our common stock, which was subsequently exercised in full, and the offering, including the sale of shares of common stock subject to the underwriters’ option, closed on June 20, 2017. In total, we sold 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting discount and paid offering expenses, was approximately $52.7 million,  which excludes approximately $0.2 million of offering expenses that were unpaid as of June 30, 2017.

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

Subject to certain exceptions set forth in the Facility Agreement, holders representing a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Facility Agreement may elect to receive up to 25% of the net proceeds from any financing that includes an equity component. To the extent we raise additional capital in the future through the sale of common stock, including without limitation, sales of common stock pursuant to an “at-the-market” offering program, we may be obligated, at the election of the holders of the Notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the Notes.

On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering.

As of June 30, 2017, we had an outstanding principal amount $16.0 million remaining in the Notes.  As of June 30, 2017, $2.6 million out of the outstanding $16.0 million aggregate principal was reclassified from “Notes payable, non-current” to “Notes payable, current”, as that portion of the principal becomes due by June 30, 2018.

Contractual Obligations

Leases

In December 2009, we entered into a lease agreement for a manufacturing and office facility in Menlo Park. For the facility to meet our needs and operating requirements, substantial tenant improvements, including improvements to the structural elements and principal operating systems of the facility, were necessary. The lessor provided a tenant improvement allowance of $1.8 million to apply towards the necessary improvements and we remained obligated for additional amounts over the afforded allowance. Due to our involvement in and the nature of the renovations made to the facility and our obligations to fund the costs of renovations exceeding the incentives afforded to us, we accounted for the facility as if we were the owner. Accordingly, we recorded $3.0 million of building and leasehold improvement assets, reflecting the $1.2 million fair value of the facility prior to commencing renovations and the $1.8 million of landlord incentives within property and equipment, net and a corresponding liability recorded to facility financing obligation.

As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016, were $0 and $1.7 million, respectively.

Lease Amendment Agreement

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Prior Landlord”), which amends the terms and conditions of certain of our prior Menlo Park facility real property leases. The Lease Amendment Agreement provides for, among other things, amendments of the term for certain of the leases with the Prior Landlord, the termination of all renewal, expansion and extension rights contained in any of the existing leases with the Prior Landlord (including our options to extend the terms for certain of the existing leases for two consecutive five-year periods), as well as rent abatement for a specified period of time. As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to four payments of $5.0 million each from the Prior Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. In the event that we breach any of the leases and fail to cure such breach within the time permitted, the Prior Landlord would have no obligation to make the final $5.0 million payment. On September 1, 2015, the permit process related to an architectural approval and a change of use permit with respect to our new premises at 1305 O’Brien Drive (formerly 1315 O’Brien Drive), Menlo Park, California (the “O’Brien Premises”) was completed, which satisfied the contingencies under the Lease Amendment Agreement. As a result, we recorded $23.0 million in “Gain on lease amendments” in the consolidated statements of operations and comprehensive loss for the three-month period ended September 30, 2015, reflecting that our rent payments were reduced to zero for the remaining term of our existing Menlo Park facility real property leases, and the aggregate of $20.0 million in Landlord Payments became receivable and any associated financing obligation was revalued. Of the $20.0 million remaining Landlord Payments, the first $5.0 million Landlord Payment was received in September 2015, the second $5.0 million Landlord Payment was received in February 2016 and the third $5.0 million Landlord Payment was received in August 2016.

In June 2016, we entered into a Second Lease Amendment Agreement with the Prior Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million landlord payment was recorded in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the final $5.0 million Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at June 30, 2017.

The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” of the condensed consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of both Mach 31, 2017 and December 31, 2016. As of June 30, 2017, $1.1 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both June 30, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases during the first half of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of June 30, 2017, the future annual minimum lease payments for the O’Brien lease were as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2017	$3,171
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$77,961

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fun raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 7. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents.  On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, which motion was not opposed by us.  The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims.

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 025 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. We filed our response on June 5, 2017.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent. We received service in this matter on July 11, 2017.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, in September 2015, we launched a new nucleic acid sequencing platform, the PacBio Sequel®™ System. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the rollout and scaling of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, and have transferred production of the new SMRT Cells from a prototype chip vendor to a high-volume manufacturer.  Our production of the new SMRT Cells has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System.  We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to develop and manufacture future products as a result of our research and development efforts, or that we will be able to market, sell and commercialize the products that result from our research and development efforts. Furthermore, in December 2016, Roche elected to terminate the Roche Agreement, and the termination became effective February 10, 2017. We may therefore need to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize the products that we have developed in the markets we seek to reach, including the markets that Roche would have addressed under the Roche Agreement.

We must successfully manage new product introductions and transitions, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including those that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, such as the Sequel System, may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products, such as the Sequel System. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, our business, reputation and financial condition may be materially and adversely affected.

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.

Our products are complex and involve a large number of unique components, many of which require precision in manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. Furthermore, we have transferred production of the SMRT Cells for our Sequel System from a prototype chip vendor to a high-volume manufacturer and we have experienced, and may in the future experience, unanticipated delays and other issues in connection with such transition. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing will be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

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

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our instruments and SMRT Cells. Moreover, we are manufacturing a new version of our SMRT Cells for the

Sequel System, and are in the process of simultaneously moving our in-house manufacturing facilities and scaling up manufacturing capacity for our products. In connection with this process, we may experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products.  Our production of new SMRT Cells has been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, or other issues, including in connection with our transfer of production of our SMRT Cells to a high-volume manufacturer.  There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certification, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our existing or new manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

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

There are also several companies that are in the process of developing or have already developed new, potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement with the U.S. International Trade Commission, in the U.S. District Court for the District of Delaware, and in the High Court of England and Wales, and Oxford Nanopore Technologies Ltd. has filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement. Roche is developing potentially competing sequencing products through its acquisition of Genia Technologies.  Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

We may raise additional financing to fund our existing operations. Equity and debt securities we issue may have rights senior to common stockholders and additional equity financing will dilute the holdings of current stockholders.

We may raise additional funds through public or private debt or equity financing. Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement.   We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. To the extent that we raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts.  Furthermore, fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced reliability issues with our products, including the Sequel System.  Despite testing, defects or errors may arise in our products, which could result in a failure to maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies may have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we have filed a complaint with the USITC against ONT for patent infringement, as well as complaints against ONT Inc. in the U.S. District Court for the District of Delaware and against ONT Ltd. and Metrichor in the High Court of England and Wales for patent infringement, and ONT has filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement. Legal actions to enforce our patent rights can be expensive and may involve the diversion of significant management time and resources and adverse parties may bring claims against us and/or our intellectual property. Our enforcement actions may not be successful, could give rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable.

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

We have sold, and may in the future sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 2, 2017	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit Number	Exhibit Description

10.1	Fourth Lease Amendment Agreement by and between Pacific Biosciences of California, Inc. and Peninsula Innovation Partners, LLC, dated May 31, 2017.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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