Form 10-Q
period 2017-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2017-11-02
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2017:  116,249,978

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$25,931	$16,765
Investments	58,034	55,213
Accounts receivable	8,897	11,421
Inventory	18,201	15,634
Prepaid expenses and other current assets	2,548	9,978
Total current assets	113,611	109,011
Property and equipment, net	39,605	14,560
Long-term restricted cash	4,500	4,500
Other long-term assets	188	9,813
Total assets	$157,904	$137,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,574	$8,359
Accrued expenses	11,232	16,604
Deferred service revenue, current	6,151	7,130
Other liabilities, current	1,428	1,681
Notes payable, current	2,907	—
Total current liabilities	30,292	33,774
Deferred service revenue, non-current	1,074	1,297
Deferred rent, non-current	14,504	19
Other liabilities, non-current	—	1,664
Notes payable, non-current	10,456	16,106
Financing derivative	170	356
Total liabilities	56,496	53,216

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 116,239 and 92,677 shares at September 30, 2017 and December 31, 2016, respectively	116	93
Additional paid-in-capital	960,265	872,114
Accumulated other comprehensive income (loss)	(2)	5
Accumulated deficit	(858,971)	(787,544)
Total stockholders’ equity	101,408	84,668
Total liabilities and stockholders’ equity	$157,904	$137,884

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Revenue:
Product revenue	$20,343	$18,050	$58,185	$44,016
Service and other revenue	3,202	3,472	10,348	10,188
Contractual revenue	—	3,596	—	10,788
Total revenue	23,545	25,118	68,533	64,992
Cost of revenue:
Cost of product revenue	11,547	9,273	31,064	23,268
Cost of service and other revenue	3,771	3,207	12,304	8,938
Total cost of revenue	15,318	12,480	43,368	32,206
Gross profit	8,227	12,638	25,165	32,786
Operating expense:
Research and development	15,844	17,479	49,698	51,362
Sales, general and administrative	13,952	11,894	44,722	34,794
Total operating expense	29,796	29,373	94,420	86,156
Operating loss	(21,569)	(16,735)	(69,255)	(53,370)
Interest expense	(633)	(821)	(2,297)	(2,395)
Other income (expense), net	181	62	125	420
Net loss	(22,021)	(17,494)	(71,427)	(55,345)
Other comprehensive loss:
Unrealized gain (loss) on investments	14	(29)	(7)	30
Comprehensive loss	$(22,007)	$(17,523)	$(71,434)	$(55,315)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.70)	$(0.63)
Shares used in computing basic and diluted net loss per share	115,771	92,110	102,117	87,969

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Month Periods Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(71,427)	$(55,345)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,632	2,822
Amortization of debt discount and financing costs	931	846
(Gain) Loss from derivative	640	(382)
Stock-based compensation	14,962	14,726
Other items	36	112
Changes in assets and liabilities
Accounts receivable	2,524	(6,516)
Inventory	(4,027)	(7,079)
Prepaid expenses and other assets	7,361	3,024
Accounts payable	432	2,402
Accrued expenses	(6,001)	931
Deferred service revenue	(1,202)	(502)
Deferred contractual revenue	—	(10,787)
Other liabilities	1,821	720
Net cash used in operating activities	(47,318)	(55,028)
Cash flows from investing activities
Purchase of property and equipment	(9,373)	(5,556)
Disposal of property and equipment	2	10
Purchase of investments	(74,591)	(82,028)
Sales of investments	3,662	19,830
Maturities of investments	68,071	46,208
Net cash used in investing activities	(12,229)	(21,536)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	8,818	7,529
Notes payable principal payoff	(4,500)	—
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	11,865	58,200
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	52,530	—
Net cash provided by financing activities	68,713	65,729
Net increase (decrease) in cash and cash equivalents	9,166	(10,835)
Cash and cash equivalents at beginning of period	16,765	33,629
Cash and cash equivalents at end of period	$25,931	$22,794

Supplemental disclosure of non-cash investing and financing activities
Changes in deposits for property and equipment paid in prior period	$9,694	$—
Property and equipment paid by landlord	$12,600	$—
Changes in unpaid property and equipment	$846	$1,160
Property and equipment returned to landlord	$1,854	$—
Inventory transferred to property and equipment	$1,460	$1,561

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) Sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage, and the ability to simultaneously detect epigenetic changes.

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel®™ System (the “Sequel System”), which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2016 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

During the first and second quarter of 2017, we recorded a charge to cost of revenue of $1.3 million and $0.3 million, respectively, relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. As of September 30, 2017, our inventory balance did not include any RS II instruments.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2017 and December 31, 2016 respectively (in thousands):

	September 30, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$22,283	$—	$—	$22,283	$14,516	$—	$—	$14,516
Commercial paper	—	3,648	—	3,648	—	2,249	—	2,249
Total cash and cash equivalents	22,283	3,648	—	25,931	14,516	2,249	—	16,765
Investments:
Commercial paper	—	23,882	—	23,882	—	23,583	—	23,583
Corporate debt securities	—	9,399	—	9,399	—	10,739	—	10,739
US government & agency securities	—	24,753	—	24,753	—	20,579	—	20,579
Asset backed securities	—	—	—	—	—	312	—	312
Total investments	—	58,034	—	58,034	—	55,213	—	55,213
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$26,783	$61,682	$—	$88,465	$19,016	$57,462	$—	$76,478

Liabilities
Financing derivative	$—	$—	$170	$170	$—	$—	$356	$356
Total liabilities measured at fair value	$—	$—	$170	$170	$—	$—	$356	$356

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

The following table provides the changes in the fair value of the Financial Derivative during the nine-month period ended September 30, 2017 (in thousands):

Financing Derivative	Amount
Balance as of December 31, 2016	$356
Gain on change in estimated fair value	(186)
Balance as of September 30, 2017	$170

During the nine-month period ended September 30, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  10.4% and 10.6% weighted average market yield at September 30, 2017 and December 31, 2016, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,635	$13,363	$19,788	$16,106

Net Loss per Share

The following outstanding common stock options to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Options outstanding	25,133	22,635

Concentration and Other Risks

For the three- and nine-month periods ended September 30, 2017, same one customer accounted for more than 10% of our total revenue, respectively.

Significant Accounting Policies

We early adopted the Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory in the year ended December 31, 2016 effective January 1, 2016. As a result, our inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs while determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  The adoption of this update did not have a material impact on our condensed consolidated financial statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We adopted this guidance as of January 1, 2017. Prior to adoption, the excluded windfall deductions for federal and state purposes were $6.0 million and $0.6 million, respectively. Upon adoption of ASU 2016-09, we recognized the excluded windfall deductions as a deferred tax asset with a corresponding increase to valuation allowance.  Our total deferred tax assets  were $321.5 million as of January 1, 2017,  and were fully offset by a valuation allowance. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

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

Cash, cash equivalents and investments at September 30, 2017 totaled $84.0 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months  from the filing of the Form 10-Q; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

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

NOTE 3. CONTRACTUAL REVENUE

In September 2013, we entered into a development, commercialization and license agreement with F. Hoffman-La Roche Ltd. (“Roche Agreement”), pursuant to which we accounted for, and recognized as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognized revenue under the Roche Agreement using a straight-line convention over the service periods of the deliverables as this method approximated our performance of services pursuant to the Roche Agreement. Out of the $35.0 million upfront cash payment received, quarterly amortization of $1.7 million was recognized as contractual revenue from the fourth quarter of 2013 to the fourth quarter of 2014. Beginning in the three-month period ended March 31, 2015, we revised the estimated development period related to our contractual revenue amortization based on increasing certainty of the development time on a prospective approach and quarterly amortization of $3.6 million was recognized as contractual revenue for each of the four quarters of 2015 and for each of the first three quarters of 2016. As of September 30, 2016, the total deferred contractual revenue balance was $1.3 million, relating to the amount allocated to the deliverable of our participation on the joint steering committee. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective in February 2017. Upon such notice in December 2016, no further participation on the joint steering committee was deemed necessary; as such, we recognized the entire remaining unamortized deferred revenue of $1.3 million as contractual revenue in the fourth quarter of 2016.

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

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$22,283	$—	$—	$22,283
Commercial paper	3,648	—	—	3,648
Total cash and cash equivalents	25,931	—	—	25,931
Investments:
Commercial paper	23,881	2	(1)	23,882
Corporate debt securities	9,399	1	(1)	9,399
US government & agency securities	24,756	—	(3)	24,753
Total investments	58,036	3	(5)	58,034
Total cash, cash equivalents and investments	$83,967	$3	$(5)	$83,965

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516
Commercial paper	2,249	—	—	2,249
Total cash and cash equivalents	16,765	—	—	16,765
Investments:
Commercial paper	23,581	5	(3)	23,583

Corporate debt securities	10,741	1	(3)	10,739
Asset backed securities	312	—	—	312
US government & agency securities	20,574	7	(2)	20,579
Total investments	55,208	13	(8)	55,213
Total cash, cash equivalents and investments	$71,973	$13	$(8)	$71,978

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2017:

(in thousands)	Fair Value
Due in one year or less	$61,682
Due after one year through 5 years	—
Total investments in debt securities	$61,682

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5.  BALANCE SHEET COMPONENTS

Inventory

As of September 30, 2017 and December 31, 2016,  our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2017	2016
Purchased materials	$7,042	$4,817
Work in process	7,040	7,287
Finished goods	4,119	3,530
Inventory	$18,201	$15,634

Prepaid Expenses and Other Current Assets

As of September 30, 2017 and December 31, 2016, our prepaid expenses and other current assets consisted of the following components:

	September 30,	December 31,
(in thousands)	2017	2016
Receivable from Prior Landlord	$755	$5,000
Rent deposits for O'Brien building	—	2,160
Prepaid expenses	1,092	2,342
Other current assets	701	476
Prepaid expenses and other current assets	$2,548	$9,978

On July 23, 2015, we entered into a Lease Amendment Agreement (the “Lease Amendment Agreement”) with Peninsula Innovation Partners, LLC (the “Prior Landlord”), which amended the terms and conditions of certain of our then existing Menlo Park facility real property leases.  As consideration for our agreement to amend the existing leases pursuant to the Lease Amendment Agreement, and subject to the terms and conditions contained therein, we became eligible to receive up to $20.0 million from the Prior Landlord over time (the “Landlord Payments”), and rent abatement for the remainder of the lease. As of December 31, 2016, $5.0 million of the Landlord Payments were outstanding.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at September 30, 2017.  Refer to “Note 7. Commitments and Contingencies” for additional details.

Other Long-term Assets

As of September 30, 2017 and December 31, 2016, our other long-term assets consisted of the following components:

	September 30,	December 31,
(in thousands)	2017	2016
Rent deposits and tenant improvements for O'Brien building	$—	$9,641
Other	188	172
Other long-term assets	$188	$9,813

In January 2017 we moved into the O’Brien building, and accordingly, the $9.6 million tenant improvements balance recorded in “Other Long-term Assets” at December 31, 2016 was transferred into leasehold improvements under “Property and Equipment” in the three-month period ended March 31, 2017.

Property and Equipment, Net

As of September 30, 2017 and December 31, 2016, our property and equipment, net, consisted of the following components:

	September 30,	December 31,
(in thousands)	2017	2016
Building	$—	$1,160
Laboratory equipment and machinery	24,296	23,337
Leasehold improvements	31,194	8,138
Computer equipment	9,050	7,170
Software	4,615	5,189
Furniture and fixtures	2,429	823
Construction in progress	1,073	5,772
	72,657	51,589
Less: Accumulated depreciation	(33,052)	(37,029)
Property and equipment, net	$39,605	$14,560

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” in the condensed consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

By the end of the first quarter of 2017, improvements associated with our O’Brien premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements. As the premises were completed in phases during the first nine months of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use. Refer to “Note 7. Commitments and Contingencies” for additional details.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.4% and 10.6% weighted average market yield at September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the Financing Derivative as of September 30, 2017 and December 31, 2016 was $0.2 million and $0.4 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million.

As of September 30, 2017 and December 31, 2016, we had outstanding $16.0 million and $20.5 million aggregate principal amount of Notes, respectively.  As of September 30, 2017 and December 31, 2016, a  debt discount of $2.6 million and $4.3 million, respectively, remained to be amortized through February 2020, the maturity of the Notes.

As of September 30, 2017, $2.9 million out of the outstanding $16.0 million aggregate principal amount of Notes was reclassified from “Notes payable, non-current” to “Notes payable, current”, as that portion of the principal becomes due within 12 months.

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

As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, were $0 and $1.7 million, respectively.

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

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at September 30, 2017.

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

In September 2017, we entered into a Fifth Lease Amendment Agreement with the Prior Landlord, pursuant to which we extended the term and rent abatement period for the remaining two buildings: 960 Hamilton and 1180 Hamilton,  from September 30, 2017 to December 31, 2017.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of December 31, 2016. As of September 30, 2017, a  balance of $0 was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both September 30, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases during the first nine months of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of September 30, 2017, the future annual minimum lease payments for the O’Brien lease were as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2017	$1,585
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$76,375

Rent expense was $1.6 million and $47,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Rent expense was $4.7 million and $147,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Legal

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents.  On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, which motion was not opposed by us.  The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision.

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

On September 25, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017.  We are seeking remedies including injunctive relief, damages and costs.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of this 10-Q filing time. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

NOTE 8. STOCKHOLDERS’ EQUITY

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On August 18, 2017, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date.

 “At-the-Market” Equity Offering

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

In February 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

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

Underwritten Public Equity Offering

In June 2017, we entered into an underwriting agreement,  relating to the public offering of 15,419,354 shares of our common stock, $0.001 par value per share, at a price to the public of $3.10 per share. Under the terms of the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,312,903 shares of our common stock, which was subsequently exercised in full, and the offering, including the sale of shares of common stock subject to the Underwriters’ option, closed in June 2017. In total, we sold 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting discount and offering expenses, were approximately $52.5 million.

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

Equity Plans

As of September 30, 2017, we had three active equity compensation plans: the 2010 Equity Incentive Plan, the 2010 Outside Director Equity Incentive Plan, and the 2010 Employee Stock Purchase Plan (“ESPP”).

The following table summarizes stock option activity for all our stock option plans for the nine-month period ended September 30, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2016	6,835	22,501	$1.16 – 16.00	$6.30
Additional shares reserved	4,634
Options granted	(5,600)	5,600	3.30 – 5.37	5.05
Options exercised	—	(1,369)	1.16 – 5.27	2.55
Options canceled	1,599	(1,599)	1.16 – 16.0	7.08
Balances, September 30, 2017	7,468	25,133	$1.16 – 16.0	$6.18

Shares issued under our ESPP totaled 1,289,663 and 1,259,239 shares during the nine-month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017,  1,301,937 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$608	$549	$1,703	$1,610
Research and development	2,071	2,141	6,131	6,182
Sales, general and administrative	2,289	2,417	7,128	6,934
Total stock-based compensation expense	$4,968	$5,107	$14,962	$14,726

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

Three-Month Periods Ended September 30,	Nine-Month Periods Ended September 30,

Stock Option	2017	2016	2017	2016
Expected term in years	6.1	6.1	6.1	6.1
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.9%	1.3%	2.1%	1.5%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
ESPP	2017	2016	2017	2016
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	70%	70%	70%	70%
Risk-free interest rate	1.1%-1.4%	0.5%-0.8%	0.8%-1.4%	0.5%-0.9%
Dividend yield	—	—	—	—

NOTE 9.  SUBSEQUENT EVENT

On November 2, 2017, we announced that Kathy Ordoñez, a  member of the Board of Directors of our company, has been named Chief Commercial Officer and Executive Vice President effective October 30, 2017.

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

Overview

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) Sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage, and the ability to simultaneously detect epigenetic changes.

In September 2015, we announced that we had launched a new nucleic acid sequencing platform, the PacBio Sequel®™ System (the “Sequel System”), which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology.

In June, 2017, we closed an underwritten public equity offering pursuant to which we sold, in total, 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock and the total net proceeds to us from the offering, after deducting the underwriting discount and paid offering expenses,  were approximately $52.5 million.

Basis of Presentation

Revenue

During the three- and nine-month periods ended September 30, 2017 and 2016,  product revenue was primarily derived from the sale of 1) Sequel instruments, and 2) consumables associated with Sequel and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments. Contractual revenue for the three-and nine-month periods ended September 30, 2016 was derived from the quarterly amortization from the non-refundable upfront payment of $35.0 million that we received in September 2013 pursuant to the Roche Agreement. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective in February 2017.

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

Interest Expense

Interest expense is primarily related to our debt facility and includes the amortization of debt discount and other related costs. To a lesser extent, through the second quarter of 2017, these amounts also include interest expense relating to our facility financing obligations resulting from a lease agreement entered into in 2010.

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

We early adopted the Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory in the year ended December 31, 2016 effective January 1, 2016. As a result, our inventories are stated at the lower of average cost or net realizable value. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs while determining net realizable value of inventories involves numerous judgments, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  The adoption of this update did not have a material impact on our condensed consolidated financial statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the three-month periods ended September 30, 2017 and 2016

	Three-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2017	2016
	(unaudited)
Revenue:
Product revenue	$20,343	$18,050	$2,293	13%
Service and other revenue	3,202	3,472	(270)	(8%)
Contractual revenue	—	3,596	(3,596)	(100%)
Total revenue	23,545	25,118	(1,573)	(6%)
Cost of Revenue:
Cost of product revenue	11,547	9,273	2,274	25%
Cost of service and other revenue	3,771	3,207	564	18%
Total cost of revenue	15,318	12,480	2,838	23%
Gross profit	8,227	12,638	(4,411)	(35%)
Operating Expense:
Research and development	15,844	17,479	(1,635)	(9%)
Sales, general and administrative	13,952	11,894	2,058	17%
Total operating expense	29,796	29,373	423	1%
Operating loss	(21,569)	(16,735)	(4,834)	(29%)
Interest expense	(633)	(821)	188	23%
Other income (expense), net	181	62	119	192%
Net loss	$(22,021)	$(17,494)	$(4,527)	(26%)

Revenue

Total revenue for the three-month period ended September 30, 2017 was $23.5 million, compared to $25.1 million for the same period during 2016.

Product revenue of $20.3 million for the three-month period ended September 30, 2017 consisted of $9.7 million from sales of Sequel instruments and $10.6 million from sales of consumables, compared to total product revenue of $18.0 million for the same period during 2016, consisting of $11.5 million from sales of Sequel and RS II instruments and $6.5 million from sales of consumables. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments

Service and other revenue of $3.2 million and $3.5 million for the three-month periods ended September 30, 2017 and 2016, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

There was no contractual revenue for the three-month period ended September 30, 2017. Contractual revenue for the three-month period ended September 30, 2016 related to the quarterly amortization of $3.6 million from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to the “Roche Agreement”. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective February 10, 2017.

Gross Profit

Gross profit for the three-month period ended September 30, 2017 was $8.2 million, resulting in a gross margin of 34.9%. Gross profit for the third quarter of 2016 was 50.3%, which included $3.6 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the third quarter of 2016 would have been 42.0%. Adjusted gross margin is not meant to be considered in isolation or as a substitute for gross margin. Adjusted gross margin is subject to limitations and should be read only in conjunction with our consolidated financial statements.

Cost of product revenue was $11.5 million for the three-month period ended September 30, 2017, compared to cost of product revenue of $9.3 million for the same period during 2016. Cost of service and other revenue for the three-month period ended September 30, 2017 was $3.8 million, compared to $3.2 million for the same period during 2016. The increase in cost of product revenue of $2.2 million was primarily driven by increased consumable sales year over year,  as well as higher product transition costs and higher warranty costs on consumables. The increase in cost of service and other revenue of $0.6 million was primarily due to increased service overhead cost to support a larger installed base and an increase in service material costs.

Research and Development Expense

During the three-month period ended September 30, 2017, research and development expense decreased by $1.6 million, or 9.4%, compared to the same period during 2016. The decrease in research and development expense was primarily attributable to a decrease in chip development costs.  Research and development expense included stock-based compensation expense of $2.1 million and $2.1 million during the three-month periods ended September 30, 2017 and 2016, respectively.

Sales, General and Administrative Expense

During the three-month period ended September 30, 2017, sales, general and administrative expense increased by $2.1 million, or 17.3%, compared to the same period during 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $0.9 million in depreciation expense related to building improvements, an increase of $0.9 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings” below and an increase of $0.4 million in compensation expense, primarily as a result of increased headcount in our sales and field support organization.  Sales, general and administrative expense included stock-based compensation expense of $2.3 million and $2.4 million during the three-month periods ended September 30, 2017 and 2016.

Interest Expense

Interest expense for the three-month period ended September 30, 2017 decreased by $0.2 million compared to the same period during 2016. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of September 30, 2017, a balance of $16.0 million aggregate principal amount of debt remained.

Comparison of the nine-month periods ended September 30, 2017 and 2016

	Nine-Month Periods Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2017	2016
	(unaudited)
Revenue:
Product revenue	$58,185	$44,016	$14,169	32%
Service and other revenue	10,348	10,188	160	2%
Contractual revenue	—	10,788	(10,788)	(100%)
Total revenue	68,533	64,992	3,541	5%
Cost of Revenue:
Cost of product revenue	31,064	23,268	7,796	34%
Cost of service and other revenue	12,304	8,938	3,366	38%
Total cost of revenue	43,368	32,206	11,162	35%
Gross profit	25,165	32,786	(7,621)	(23%)
Operating Expense:
Research and development	49,698	51,362	(1,664)	(3%)
Sales, general and administrative	44,722	34,794	9,928	29%
Total operating expense	94,420	86,156	8,264	10%
Operating loss	(69,255)	(53,370)	(15,885)	(30%)
Interest expense	(2,297)	(2,395)	98	4%
Other income (expense), net	125	420	(295)	(70%)
Net loss	$(71,427)	$(55,345)	$(16,082)	(29%)

Revenue

Total revenue for the nine-month period ended September 30, 2017 was $68.5 million, compared to $65.0 million for the same period during 2016.

Product revenue of $58.2 million for the nine-month period ended September 30, 2017 consisted of $29.5 million from sales of Sequel and RS II instruments and $28.7 million from sales of consumables, compared to total product revenue of $44.0 million for the same period during 2016, consisting of $27.8 million from sales of Sequel and RS II instruments and $16.2 million from sales of consumables. The increase in instrument sales for the nine-month period ended September 30, 2017 was primarily attributable to increased Sequel instrument shipments and installations. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments.

Service and other revenue was $10.3 million and $10.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively, and was primarily derived from product maintenance agreements sold on our installed instruments.

There was no contractual revenue for the nine-month period ended September 30, 2017, compared to $10.8 million in contract revenue for the same period in 2016. Contractual revenue for the nine-month period ended September 30, 2016 related to the amortization of the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to the Roche Agreement. In December 2016, we received notice from Roche that Roche had elected to terminate the Roche Agreement for convenience and the termination became effective in February 2017.

Gross Profit

Gross profit for the nine-month period ended September 30, 2017 was $25.2 million, resulting in a gross margin of 36.7%. During the nine-month period ended September 30, 2017, we recorded a total charge of $1.6 million to cost of revenue relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. Gross profit for the same period of 2016 was 50.4%, which included $10.8 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the nine-month period ended September 30, 2016 would have been 40.6%.

Cost of product revenue was $31.1 million for the nine-month period ended September 30, 2017, compared to cost of product revenue of $23.3 million for the same period during 2016. Cost of service and other revenue for the nine-month period ended September 30, 2017 was $12.3 million, compared to $8.9 million for the same period during 2016. The increase in cost of product revenue of $7.8 million was primarily driven by the increased instrument installs and consumable sales year over year. In addition, product transition costs and warranty costs related to consumables were higher for the nine-month period ended September 30, 2017 compared to the same period during 2016. The increase in cost of service and other revenue of $3.4 million was primarily due to the higher labor and material costs required to service a larger installed base of Sequel instruments and the charge associated with the leased RS II instruments described above.

Research and Development Expense

During the nine-month period ended September 30, 2017, research and development expense decreased by $1.7 million compared to the same period during 2016. The decrease in research and development expense was primarily attributable to a decrease in chip development costs.  Research and development expense included stock-based compensation expense of $6.1 million and $6.2 million during the three-month periods ended September 30, 2017 and 2016, respectively.

Sales, General and Administrative Expense

During the nine-month period ended September 30, 2017, sales, general and administrative expense increased by $9.9 million compared to the same period during 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $6.0 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings”, an increase of $2.4 million in depreciation related to building improvements and an increase of $2.1 million in compensation expenses as a result of increased headcount. Sales, general and administrative expense included stock-based compensation expense of $7.1 million and $6.9 million during the nine-month periods ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense for the nine-month period ended September 30, 2017 remained essentially flat compared to the same period during 2016. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of September 30, 2017, a balance of $16.0 million aggregate principal amount of debt remained.

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

Cash, cash equivalents and investments at September 30, 2017 totaled $84.0 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least 12 months from the filing of the Form 10-Q; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the nine-month periods ended September 30, 2017 and 2016 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $47.3 million of cash from operating activities for the nine-month period ended September 30, 2017, compared to cash usage of $55.0 million for the same period in 2016.

Cash used in operating activities for the nine-month period ended September 30, 2017 was due primarily to a net loss of $71.4 million, adjusted for non-cash items such as stock-based compensation of $15.0 million and depreciation of $6.6 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $6.0 million in accrued expenses and an increase of $4.0 million in inventory, partially offset by a decrease in prepaid expenses and other assets of $7.4 million, of which $4.3 million related to the payments we received from our Prior Landlord as a result of exiting a portion of our prior facilities.

The cash used in operating activities for the nine-month period ended September 30, 2016 was due primarily to a net loss of $55.3 million, a reduction in deferred contractual revenue of $10.8 million, an increase in accounts receivable of $6.5 million and an increase in inventory of $7.1 million, partially offset by stock-based compensation of $14.7 million and depreciation of $2.8 million.

 Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $12.2 million of cash from investing activities for the nine-month period ended September 30, 2017, compared to cash usage of $21.5 million for the same period in 2016.

Cash used in investing activities for the nine-month period ended September 30, 2017 was due primarily to net purchase of investments of $2.9 million and net purchases of property and equipment of $9.4 million.

Cash used in investing activities for the nine-month period ended September 30, 2016 was due primarily to net purchase of investments of $16.0 million and net purchase of property and equipment of $5.5 million.

 Financing Activities

We had $68.7 million of cash provided from financing activities for the nine-month period ended September 30, 2017, compared to $65.7 million of cash provided from financing activities for the same period in 2016.

Cash provided by financing activities during the nine-month period ended September 30, 2017 was due primarily to net proceeds of $52.5 million from our underwritten public equity offering, after deducting underwriter commissions and offering expenses, net proceeds of $11.9 million from our common stock “at-the-market” offering program and $8.8 million from the issuance of common stock through our equity compensation plans, partially offset by our payment of $4.5 million in outstanding principal under our debt facility in the second quarter of 2017.

The receipt of cash of $65.7 million from financing activities during the nine-month period ended September 30, 2016 was due primarily to net proceeds of $58.2 million from our common stock “at-the-market” offering program and $7.5 million from the issuance of common stock through our equity compensation plans.

Capital Resources

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On August 18, 2017, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date.

“At-the-Market” Equity Offering

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

In February 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

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

Underwritten Public Equity Offering

In June 2017, we entered into an underwriting agreement,  relating to the public offering of 15,419,354 shares of our common stock, $0.001 par value per share, at a price to the public of $3.10 per share. Under the terms of the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,312,903 shares of our common stock, which was subsequently exercised in full, and the offering, including the sale of shares of common stock subject to the Underwriters’ option, closed in June 2017. In total, we sold 17,732,257 shares of our common stock at a price of $3.10 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting discount and offering expenses, were approximately $52.5 million.

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

As of September 30, 2017, we had an outstanding principal amount $16.0 million remaining in the Notes. As of September 30,

2017, $2.9 million out of the outstanding $16.0 million aggregate principal was reclassified from “Notes payable, non-current” to “Notes payable, current”, as that portion of the principal becomes due by September 30, 2018.

Contractual Obligations

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

As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, were $0 and $1.7 million, respectively.

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

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments, resulting in a remaining balance of $755,000 in “Prepaid Expenses and Other Current Assets” in the condensed consolidated balance sheets at September 30, 2017.

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

In September 2017, we entered into a Fifth Lease Amendment Agreement with the Prior Landlord, pursuant to which we extended the term and rent abatement period for the remaining two buildings: 960 Hamilton and 1180 Hamilton, from September 30, 2017 to December 31, 2017.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet as of December 31, 2016. As of September 30, 2017, a  balance of $0 was recorded in “Prepaid expense and other current assets” in the condensed consolidated balance sheet. We were required to establish a deposit of $4.5 million in the form of a letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both September 30, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.9 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases during the first nine months of 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of September 30, 2017, the future annual minimum lease payments for the O’Brien lease were as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2017	$1,585
2018	6,822
2019	6,930
2020	7,056
2021	7,272
Thereafter	46,710
Total minimum lease payments	$76,375

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fun raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 7. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement.  On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We are seeking exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint is based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation.  We are seeking, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents.  On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, which motion was not opposed by us.  The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision.

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

On September 25, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017.  We are seeking remedies including injunctive relief, damages and costs.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of this 10-Q filing time. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our new products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of the Sequel System, including related consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of Sequel System instruments or consumables, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of the Sequel System may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize the Sequel System will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed new SMRT Cells and other consumables for the Sequel System, and have transferred production of the new SMRT Cells from a prototype chip vendor to a high-volume manufacturer.  Our production of the new SMRT Cells has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer, any of which could negatively impact our ability to sell Sequel Systems or result in other material adverse effects on our business, financial condition and results of operations.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System.  We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. There can also be no assurance that we will be able to develop and manufacture future products as a result of our research and development efforts, or that we will be able to market, sell and commercialize the products that result from our research and development efforts. Furthermore, in December 2016, Roche elected to terminate the Roche Agreement, and the termination became effective in February 2017. We may therefore need to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize the products that we have developed in the markets we seek to reach, including the markets that Roche would have addressed under the Roche Agreement.

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

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our instruments and SMRT Cells. Moreover, we are manufacturing a new version of our SMRT Cells for the

Sequel System, and are in the process of simultaneously moving our in-house manufacturing facilities and scaling up manufacturing capacity for our products. In connection with this process, we may experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products.  Our production of new SMRT Cells has been and may in the future be below desired levels and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, or other issues, including in connection with our transfer of production of our SMRT Cells to a high-volume manufacturer.  There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our existing or new manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

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

We expect large purchases by a limited number of customers to represent a significant portion of our revenue, and any loss or delay of expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.

We receive a significant portion of our revenue from a limited number of customers. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts.  As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our large customers or offset the discontinuation of purchases by our larger customers with purchases by new or existing customers.  To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base.  The loss of one of our larger customers, or a significant delay or reduction in their purchases, could harm our business, financial condition, results of operations and prospects.

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

In addition, at the election of the holders representing a majority of the aggregate principal amount of the outstanding notes issued pursuant to our existing debt agreement, the holders may elect to receive 25% of the net proceeds from any financing that includes an equity component, including, without limitation, the sale or issuance of our common stock, options, warrants or other securities convertible or exchangeable for shares of our common stock, as partial payment of the notes. This right is subject to certain exceptions set forth in our existing debt agreement. To the extent we raise additional capital in the future through the sale of common stock under any future “at-the-market” offering, underwritten offering or through other financing activities, we may be obligated, at the election of the holders of the notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the notes.

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

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions.  For example, in 2016, we started selling into several new countries directly and through distribution partners, including Mexico and Israel, and, in 2017, we started selling into Spain and South Africa through distribution partners. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts.  Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources.  If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We have sold, and may in the future sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None

Item 6.Exhibits

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Bylaws of Pacific Biosciences of California, Inc.

10.1	Fifth Lease Amendment Agreement by and between Pacific Biosciences of California, Inc. and Peninsula Innovation Partners, LLC, dated September 28, 2017.
10.2+	Letter Relating to Employment Terms by and between the Registrant and Kathy Ordoñez effective October 30, 2017.

10.3+	Change in Control Severance Agreement by and between the Registrant and Kathy Ordoñez effective October 30, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017

+Indicates management contract or compensatory plan

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 2, 2017	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer