Form 10-K
period 2017-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2018-02-26
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $371,158,000.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of February 22, 2018:  130,693,552

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be held on May 22, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, our statements regarding the attributes and sequencing advantages of SMRT® technology and the Sequel® System, market opportunities, strategic and commercial plans, including strategy for our business and related financing, expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products, manufacturing plans including developing and scaling of manufacturing and delivery of our products, research and development plans, product development including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies, updates or improvements of our products, intentions regarding seeking regulatory approval for our products, competition, expectations regarding unrecognized income tax benefits, expectations regarding the impact of an increase in market rates on the value of our investment portfolio, the sufficiency of cash, cash equivalents and investments to fund projected operating requirements, the effects of recent accounting pronouncements on our financial statements and other future events. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.  BUSINESS

Overview

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage and the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple, fast, end-to-end workflow for SMRT sequencing.

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

Recent advances in our understanding of biological complexity have highlighted the need for advanced tools such as the PacBio® RS II System and the Sequel® System to study DNA, RNA and proteins. In the field of DNA sequencing, incremental technological advances have provided novel insights into the structure and function of the genome. Despite these advances, scientists have not been able to fully characterize the human genome and the genomes of other living organisms because of inherent limitations in these tools.

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

To overcome the challenges inherent in real-time observation of the natural activity of the DNA polymerase, an enzyme measuring approximately 15 nanometers (nm) in diameter, we offer and support three key innovations:

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

The ZMWs in our SMRT Cells consist of holes in an opaque layer, measuring only tens of nanometers in diameter forming nanoscale wells. The small size of the ZMW causes the intensity of visible laser light, which has a wavelength of approximately 600nm, to decay exponentially in the ZMW. Therefore, laser light shined into the ZMW from below is blocked from reaching the sequencing solution above the ZMW, providing selective illumination of only the bottom portion of the nanoscale well. DNA polymerases are anchored to the bottom of the glass surface of the nanoscale wells using proprietary techniques. Nucleotides, each type labeled with a different colored fluorophore, are then flooded above an array of ZMWs at the required concentration. When the labeled nucleotides diffuse into the bottom portion of the nanoscale wells, which contain the anchored DNA polymerases, their fluorescence can be monitored. When the correct nucleotide is detected by the polymerase, it is incorporated into the growing DNA strand in a process that takes milliseconds in contrast to simple diffusion which takes microseconds. This difference in time results in higher signal intensity for incorporated versus unincorporated nucleotides, which creates a high signal-to-noise ratio. Thus, the ZMW provides the ability to detect a single incorporation event against the background of fluorescently labeled nucleotides at biologically relevant concentrations. Our DNA sequencing is performed on proprietary SMRT Cells, each having an array of ZMWs. The SMRT Cells for the PacBio RS II System each contain approximately 150,000 ZMWs, whereas the SMRT Cells for the Sequel System each contain approximately one million ZMWs. Each ZMW is capable of containing a DNA polymerase molecule bound to a single DNA template.  Currently, our immobilization process randomly distributes polymerases into ZMWs across the SMRT Cell, typically resulting in approximately one-third to two-thirds of the ZMWs having a single template.

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

The PacBio RS II and Sequel Instruments

The PacBio RS II and Sequel instruments conduct, monitor, and analyze single molecule biochemical reactions in real time. We no longer manufacture the PacBio RS II instrument; however, we continue to service and support installed PacBio RS II instruments. The instruments use extremely sensitive imaging systems to collect the light pulses emitted by fluorescent reagents allowing the observation of biological processes. Computer algorithms are used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G or T base call with associated quality metrics. Once sequencing is started, the real-time data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values, or QVs. To generate a consensus sequence from the data, an assembly process assembles the different fragments from each ZMW based on common sequences.

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

The sample preparation step for SMRT sequencing is compatible with but does not require amplification; when amplification is not used during sample preparation, the reads are not subject to amplification bias.  Importantly, this allows for uniform identification of all bases present in a DNA sample and uniform sequence coverage.  As a result, SMRT sequencing can detect and identify regions and entire genes that may be missed by short-read sequencing technologies.  In addition, SMRT sequencing can achieve high accuracy when sequencing through complex and highly repetitive regions, whereas other sequencing methods are unable to resolve such regions, which can often result in poor accuracy.

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

PacBio Systems

The PacBio RS II and Sequel Systems conduct, monitor, and analyze biochemical sequencing reactions. The PacBio RS II and Sequel instruments are integrated units that include high performance optics, automated liquid handling, a touchscreen control interface and computational hardware and software. Each instrument’s high performance optics monitor the ZMWs in a SMRT Cell in real time. The automated liquid handling system performs reagent mixing and prepares SMRT Cells. Each instrument’s touchscreen control interface is the user’s primary control center to design and monitor experiments.  The computational hardware and software in each instrument is responsible for processing the sequencing data produced by the SMRT Cells. Both the PacBio RS II System and the Sequel System have been designed to allow for performance improvements to be easily integrated into the systems. We no longer manufacture the PacBio RS II instrument; however, we continue to service and support installed PacBio RS II instruments.

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

We offer several reagent kits, each designed to address a specific step in the workflow. A template preparation kit is used to convert DNA into SMRTbell® double-stranded DNA library formats and includes typical molecular biology reagents, such as ligase, buffers and exonucleases. Our binding kits include our modified DNA polymerase, and are used to bind SMRTbell libraries to the polymerase in preparation for sequencing. Our sequencing kits contain reagents required for on-instrument, real-time sequencing, including the phospholinked nucleotides.

Product Enhancements

Since the introduction of our products in 2011, we have continued to significantly enhance the performance of PacBio sequencing systems through a combination of sample preparation protocol enhancements, software releases, and new sequencing reagent chemistries. By providing an increasing number of longer reads per instrument run, the new chemistries have enabled users to assemble more genomes to a high quality. We have continually improved our software to expand the number of supported applications such as large genome assembly, structural variant analysis, sequencing of transcript isoforms produced from genes, and phasing of haplotypes in large amplicons. During 2018, we plan to further improve our existing products, including chemistry, software and sample preparation improvements to increase throughput and expand our supported applications, and to continue to develop new products.

Market for Our Products

Our customers use our products for sequencing genomes and transcriptomes across a wide range of organisms.  Initially, customers in research, government and commercial markets used the PacBio RS and RS II Systems to generate more complete assemblies of small and medium size genomes, such as bacteria and fungi, and for sequencing targeted regions of larger genomes such as humans and plants.  As throughput and read lengths have increased, the complexity and size of genomes being resolved with SMRT sequencing have grown.   Scientists now use SMRT sequencing to generate genome assemblies of humans, plants & animals, characterize transcriptomes through full-length isoform sequencing, and phase complex genomic regions like full-length human leukocyte antigen, or HLA, genes. With continued performance improvements of our products, we anticipate increasing both mindshare and market share within research and commercial markets such as human biomedical research, plant and animal sciences, microbiology & infectious disease, and immunogenomics.

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

The design of our sequencing systems allows for significant performance improvements.  Our flexible platforms are designed to generate a recurring revenue stream through the sale of proprietary SMRT Cells and reagent kits. With continued performance improvements of our products, we anticipate increasing both market recognition and market share within the markets for our products.  We plan to introduce additional product enhancements over time to further reduce DNA sequencing project costs and time to result while expanding application solutions.

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

We plan to leverage our customers’ successes with SMRT sequencing to expand the capabilities of our products for applications our customers have identified as high-value based on the differentiating attributes of our technology.  Early applications identified by our customers include: whole genome sequencing, targeted sequencing of complex regions, isoform discovery and characterization, resolution of complex populations, and epigenetic analysis. Our customers have been particularly successful sequencing plant and animal genomes with our products. We plan to develop whole product solutions around these applications, making it easier for customers who are not typically early adopters of new technology to take advantage of SMRT sequencing.

In the long term, we believe that our SMRT technology may also be adapted for RNA transcription monitoring, direct RNA sequencing, protein translation and ligand binding. We believe these applications can create substantial new markets for our technology.

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and parts of Europe and primarily through distribution partners in Asia and parts of the Middle East and Latin America. Our sales strategy involves the use of a combination of sales personnel and field application scientists. The role of our sales personnel is to educate customers on the advantages of SMRT technology and the applications that our technology makes possible. The role of our field application scientists is to provide on-site training and scientific technical support to prospective and existing customers and to encourage customer utilization of our SMRT sequencing technology. Our field application scientists are technical experts, often with advanced degrees, and generally have extensive experience in academic research and core sequencing lab experience.

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

Our business is subject to seasonal trends.  See “Risk Factors— Seasonality may cause fluctuations in our revenue and results of operations” for additional information.

Customers

Our customers include research institutions, commercial laboratories, genome centers, clinical, government and academic institutions, genomics service providers, pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using PacBio sequencing systems in their own research labs, or they will send their genetic samples to third party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn or other crops. Excluding contractual revenue from the Development, Commercialization and License Agreement dated September 24, 2013 (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), which has now been terminated, for the year ended December 31, 2017, one customer, Gene Company Limited, accounted for approximately 31% of our total revenue, and for the years ended December 31, 2016 and 2015, no customer accounted for more than 10% of our total revenue.

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

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, Asia Pacific (including the Middle East). Roche related contractual revenue has been classified as revenue from the United States. Revenue from customers outside the United States totaled $54.3 million, or 58% of our total revenue during fiscal 2017, compared to $41.0 million, or 45% of our total revenue, during fiscal 2016, and compared to $24.9 million, or 27% of our total revenue, during fiscal 2015.

Segment and Geographic Information

We are organized as, and operate in, one reportable segment. Our total revenue was $93.5 million for the year ended December 31, 2017, $90.7 million for 2016 and $92.8 million for 2015. Our operating loss was $89.8 million for the year ended December 31, 2017, $71.2 million for 2016 and $29.1 million for 2015. Our total assets were $144.1 million as of December 31, 2017 and $137.9 million as of December 31, 2016.  Please see “Note 11. Segment and Geographic Information” in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our reportable segment and geographic information.

Backlog

As of December 31, 2017, our instrument backlog was approximately $4.1 million, compared to $11.0 million as of December 31, 2016. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2018; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing

Our principal manufacturing activities are performed at our headquarters in Menlo Park, California. We currently perform some of the manufacturing and all of the final integration of our instruments in-house, while outsourcing most sub-assemblies to third-party manufacturers. With respect to the manufacture of SMRT Cells, we subcontract wafer fabrication and processing to semiconductor processing facilities, but conduct critical surface treatment processes internally. We also subcontract the packaging of SMRT Cells, and bring them back in-house for final testing.  In addition, we manufacture critical reagents in-house, including our phospholinked nucleotides and our DNA polymerase.

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

Research and Development

Our SMRT technology requires the blending of a number of unique disciplines, namely nanofabrication, physics, photonics, optics, molecular biology, engineering, signal processing, high performance computing, and bioinformatics. Our research and development team is a blend of these disciplines creating a single, cross-functional /operating unit. We have also established productive working relationships with technology industry leaders, as well as leading academic centers, to augment and complement our internal research and development efforts. Research and development expenses incurred were $65.3 million, $67.6 million and $60.4 million during 2017, 2016 and 2015, respectively. We plan to continue our investment in research and development to enhance the performance and expand the application of our current products, and introduce additional products based on our SMRT technology. Our goals include further improvements in sequencing read length and mappable data per SMRT Cell, chemistry and software enhancements, and enhancements in sample preparation and bioinformatics tools that take advantage of the capabilities of our products.  In addition, our engineering teams will continue their focus on increasing instrument component and system reliability, reducing costs, and implementing additional system flexibility and versatility through the enhancement of existing products and development of new products.

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

As of December 31, 2017, we own or hold exclusive licenses to 267 issued U.S. patents, 89 pending U.S. patent applications, 183 granted foreign patents and 78 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2019 and 2036.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

Of our exclusively licensed patent applications, 22 issued U.S. patents, one pending U.S. patent application, and 15 granted foreign patents are licensed to us by the Cornell Research Foundation, which manages technology transfers on behalf of Cornell University. We have also entered into a license agreement with Indiana University Research and Technology Corporation, or IURTC, for U.S. Patent No. 6,399,335, which relates to nucleoside triphosphates that include a labeling group attached through the terminal phosphate group in the triphosphate chain. We have also entered into a license agreement with GE Healthcare Bio-Sciences Corp, or GE Healthcare, for several U.S. and foreign patents and pending patent applications related to labeled nucleoside polyphosphate compounds.

We are involved in several legal proceedings for patent infringement with Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc., Metrichor, Ltd. and Harvard University in several United States and European jurisdictions.  Please see Item 3 titled “Legal Proceedings” for more information.

Competition

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

Employees

As of December 31, 2017, we had 456 full-time employees. Of these employees, 176 were in research and development, 117 were in operations and service, 101 were in marketing, sales and customer support, and 62 were in general and administration. With the exception of our field-based sales and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

Our website is located at www.pacb.com. The information posted on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 10-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Additionally, we use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “About Us - Investors” on our website home page. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible by clicking on the tab labeled “Blog” on our website home page, as well as our Twitter account (@pacbio). Information on or that can be accessed through our website or our Twitter account is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only.

ITEM 1A.RISK FACTORS

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

Risks Related to Our Business

We have limited experience as a commercial company and the commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated.

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects.  Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	drive adoption of our current and future products, including the Sequel System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
•	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;
•	grow our market share by marketing and selling our products to new and additional market segments;
•

maintain and develop strategic relationships with vendors, manufacturers and other industry partners to acquire necessary materials for the production of, and to develop, manufacture and commercialize, our existing or future products;

•	adapt or scale our manufacturing activities to meet potential demand at a reasonable cost;
•	avoid infringement and misappropriation of third-party intellectual property;
•	obtain and maintain any necessary licenses to third-party intellectual property on commercially reasonable terms;

•	obtain valid and enforceable patents that give us a competitive advantage or enforce existing patents;
•	protect our proprietary technology; and
•	attract, retain and motivate qualified personnel.

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products (including into the markets that Roche would have addressed under our agreement with Roche), may be heightened by the termination of our agreement with Roche, which became effective as of the first quarter of 2017.  In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

Our success is highly dependent on our ability to further penetrate the existing market for genetic analysis as well as the growth and expansion of the market for our products.  If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although the overall market for nucleic acid sequencing technology is well-established, the market for our Single Molecule, Real-Time (SMRT®) Sequencing technology is relatively new and rapidly evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of the growing sequencing market. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products.  Our ability to further penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing.  Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers in additional markets.  Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach or that our products will perform in accordance with customer expectations.

These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products.  As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing.  Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications.  Given the loss of Roche as a partner, we need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the markets that we seek to reach, including the markets that Roche would have addressed under our agreement with Roche, which we may be unable to do at the scale required to support our business.

If the market for our products grows more slowly than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches and commercialization are not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue would be materially harmed and our business may not succeed.

If we are unable to successfully develop and timely manufacture our current and future products, including Sequel Systems and related consumables, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel System, and we are developing, and may need to develop in the future, other customized SMRT Cells and consumables for our future products.  We have transferred production of the Sequel System SMRT Cells from a prototype chip vendor to a high-volume manufacturer.  Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer.  The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business.  All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System.  We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, in December 2016, Roche elected to terminate our agreement with Roche, and the termination became effective in the first quarter of 2017. We therefore need to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach, including the markets that Roche would have addressed under the Roche Agreement.

We must successfully manage new product introductions and transitions, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including those that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, our business, reputation and financial condition may be materially and adversely affected.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business could be materially harmed.

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells involves a long and complex manufacturing process, has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells and other products, inadequate reserves for inventory, or other issues. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

Rapidly changing technology in life sciences and diagnostics could make our products obsolete unless we continue to develop, manufacture and commercialize new and improved products and pursue new market opportunities.

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas where the market demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand could diminish future demand for our products and materially harm our future operating results.

Increased market adoption of our products by customers may depend on the availability of sample preparation and informatics tools, some of which may be developed by third parties.

Our commercial success may depend in part upon the development of sample preparation and software and informatics tools by third parties for use with our products. We cannot guarantee that third parties will develop tools that our current and future customers will find useful with our products, or that customers will adopt such third-party tools on a timely basis or at all. A lack of complementary sample preparation and informatics tools, or delayed updates of such tools, may impede the adoption of our products and may materially and adversely impact our business.

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

There are also several companies that are in the process of developing or have already developed new, competing or potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement with the U.S. International Trade Commission, in the U.S. District Court for the District of Delaware, in the High Court of England and Wales, and the District Court of Mannheim, Germany, and Oxford Nanopore Technologies Ltd. has filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

 We may be unable to successfully increase sales of our current products or market and sell our future products.

Our ability to achieve profitability depends on our ability to attract customers for our current and future products, and we may be unable to effectively market or sell our products, or find appropriate partners to do so. To perform sales, marketing, distribution and customer support functions successfully, we face a number of risks, including:

•	our ability to attract, retain and manage qualified sales, marketing and service personnel necessary to expand market acceptance for our technologies;
•	the performance and commercial availability expectations of our existing and potential customers with respect to new and existing products;
•	availability of potential sales and distribution partners to sell our technologies, and our ability to attract and retain such sales and distribution partners;
•	the time and cost of maintaining and growing a specialized sales, marketing and service force for a particular application, which may be difficult to justify in light of the revenue generated; and
•	our sales, marketing and service force may be unable to execute successful commercial activities.

We have enlisted and may continue to enlist third parties to assist with sales, distribution and customer support. There is no guarantee that we will be successful in attracting desirable sales and distribution partners, that we will be able to enter into arrangements with such partners on terms favorable to us or that we will be able to retain such partners on a going-forward basis. If our sales and marketing efforts, or those of any of our third-party sales and distribution partners, are not successful, or our products do not perform in accordance with customer expectations, our technologies and products may not gain market acceptance, which could materially impact our business operations.

Large purchases by a limited number of customers represent a significant portion of our revenue, and any loss or delay of expected purchases could result in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.

We receive a significant portion of our revenue from a limited number of customers. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts.  As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations may fluctuate from quarter to quarter and are difficult to estimate. For example, any cancellation of orders or any acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers could materially affect our revenue and results of operations in any quarterly period. We may be unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers.  To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

In addition, certain customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us or our sales and distribution partners, which can and have had a negative effect on our gross margins or revenue.

We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base.  The loss of one of our larger customers, a significant delay or reduction in its purchases, or any volume-based discount or other more favorable terms that we or our sales and distribution partner(s) may agree to provide in light of the aggregated purchase volume or buying power resulting from such consolidation, could harm our business, financial condition, results of operations and prospects.

We may raise additional financing to fund our existing operations.  Equity and debt securities we issue may have rights senior to common stockholders and additional equity financing will dilute the holdings of current stockholders.

Our operations have consumed substantial amounts of cash since inception, we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may raise additional funds through public or private debt or equity financing or alternative financing arrangements, and, if we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and  could materially harm our operating results.

We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing for various purposes, including:

•	expanding the commercialization of our products and launching new products;
•	funding our operations; and
•	furthering our research and development.

Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement.  We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets.   To the extent that we raise additional funds through the sale of our common stock, continued downward fluctuations in our stock price could adversely affect such fundraising efforts.  Furthermore, equity financings normally involve shares sold at a discount to the current market price, and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors.  The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System.  Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected.  We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

A significant portion of our sales depends on customers’ spending budgets that may be subject to significant and unexpected variation which could have a negative effect on the demand for our products.

Our instruments represent significant capital expenditures for our customers. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment and policies regarding capital expenditures during economically uncertain periods. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

Our business could be negatively impacted by changes in the United States political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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

We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increase the risks surrounding governmental regulations relating to our business. The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to continue to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions.  We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, and South Africa. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts.  Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources.  If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•	challenges in staffing and managing foreign operations;
•	potentially longer sales cycles and more time required to educate customers on the benefits of our platform outside of the United States;
•	the potential need for localized software and documentation;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
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

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;
•	fluctuations in currency exchange rates and the related effect on our results of operations;
•	increased financial accounting and reporting burdens and complexities;

•	potential increases on tariffs or restrictions on trade generally; and
•

significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the EU General Data Protection Regulation (GDPR) scheduled to take effect in the European Union on May 25, 2018.

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

Our international sales and international operations subject us to additional risks that can adversely affect our results of operations and financial condition.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S. We currently have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. However, we rely more on third party sales and distribution partners for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets, which could harm our business, financial condition, results of operations and prospects.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, and other laws and regulations relating to privacy and data protection including the European Union’s new GDPR, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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

Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.

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

Furthermore, the changes to deductions, credits and expense recognition resulting in the Tax Cuts and Jobs Act of 2018 (the “Tax Act”) enacted on December 22, 2017 will have a material impact to the value of our deferred tax assets and liabilities, which could in turn adversely affect our future taxable income and effective tax rate. In addition, as a result of the Tax Act we have had to make significant adjustments and expect to continue to make adjustments for future periods, to the provisional amounts for income taxes and effective tax rates. The total provisional adjustments to our tax provision for the year ended December 31, 2017 is a non-cash impact of $113.0 million.

Our sales cycle is unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.

The sales cycle for our sequencing instruments is lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during the periods in which our sales volume is low.  Factors that may cause fluctuations in our quarterly or operating results include, without limitation, market acceptance for our products; our ability to attract new customers; publications of studies by us, competitors or third parties; the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation; the amount and timing of our costs and expenses; changes in our pricing policies or those of our competitors; general economic, industry and market conditions; the effects of seasonality; the regulatory environment; expenses associated with warranty costs or unforeseen product quality issues; the hiring, training and retention of key employees, including our ability to grow our sales organization; litigation or other claims against us for intellectual property infringement or otherwise; our ability to obtain additional financing as necessary; and changes or trends in new technologies and industry standards.  Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

Seasonality may cause fluctuations in our revenue and results of operations.

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycle for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which cycles often coincide with government fiscal year ends.  For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeit, or future budgets that may be reduced, if such funds remain unspent at such fiscal year-end.  Furthermore, celebrations of the Lunar New Year, which occurs during our first quarter, may last for a week or longer, during which time many of our customers’ offices in China and elsewhere in the Asia-Pacific region may be closed due to the holiday, and may cause decreased sales of our consumables during such quarter. These factors may contribute to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales may become more, or less, pronounced over time and may materially affect our business, financial condition, results of operations and prospects.

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

We license from third parties some of the intellectual property that is important to our business. If we fail to meet our obligations under these licenses, or if we have a dispute regarding the terms of the licenses, these third parties could terminate the licenses. If the third parties who license intellectual property to us fail to maintain the intellectual property that we have licensed, or lose rights to that intellectual property, the rights we have licensed may be reduced or eliminated, which could subject us to claims of intellectual property infringement. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement or contract breach in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, in order for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot assure you that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements.  In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

The measures that we use to protect the security of and enforce our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche had certain access to our trade secrets and other proprietary information pursuant to our agreement with Roche, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the agreement); however, Roche is developing potentially competing sequencing products. There can be no assurance that our measures will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

Our intellectual property may be subject to challenges in the United States or foreign jurisdictions that could adversely affect our intellectual property position.

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by third parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology, and may materially and adversely affect our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in several legal proceedings for patent infringement with ONT, Oxford Nanopore Technologies Ltd. and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings, and there are no assurances that we can be successful in appealing or otherwise overturning any such rulings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for the Company. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT and Harvard University have filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products and services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

A portion of the products or technologies developed and/or distributed by us incorporate “open source” software, and we may incorporate open source software into other products or technologies in the future. Some open source software licenses require that we disclose the source code for any modifications to such open source software that we make and distribute to one or more third parties, and that we license the source code for such modifications to third parties, including our competitors, at no cost. We monitor the use of open source software in our products to avoid uses in a manner that would require us to disclose or grant licenses under our source code that we wish to maintain as proprietary; however, there can be no assurance that such efforts have been or will be successful. In some circumstances, distribution of our software that includes or is linked with open source software could require that we disclose and license some or all of our proprietary source code in that software, which could include permitting the use of such software and source code at no cost to the user. Open source license terms are often ambiguous and there is little legal precedent governing the interpretation of these licenses. Successful claims made by the licensors of open source software that we have violated the terms of these licenses could result in unanticipated obligations, including being subject to significant damages, being enjoined from distributing products that incorporate open source software and being required to make available our proprietary source code pursuant to an open source license, which could substantially help our competitors develop products that are similar to or better than ours or otherwise materially and adversely affect our business.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements of new products, technological innovations or strategic partnerships by us or our competitors;
•	announcements by us, our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	overall conditions in our industry and market;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts; and
•	general economic and market conditions.

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock.  In addition, such parties may acquire additional control by purchasing stock that we issue in connection with our future fundraising efforts.  As a result, these stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2017, we lease approximately 180,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. We also lease a sales office facility in Singapore, and engineering support facilities in Allen, Texas.

   We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.LEGAL PROCEEDINGS

USITC Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement. On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We sought exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint was based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We sought, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents. On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, and we did not oppose the motion. The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision. On February 7, 2018, the USITC issued a notice indicating that it had determined to adopt the ALJ’s claim construction and terminating the investigation. On February 13, 2018, we filed a petition to appeal the USITC’s ruling to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT’s motion to dismiss.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the 9,738,929 patent recite patent ineligible subject matter. On January 5, 2018, we filed our opposition to this motion. A hearing on this motion is scheduled to occur on February 27, 2018.

A trial for these matters is scheduled to occur in March 2020.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 045 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.  A case management conference was held on June 13, 2017.  On August 31, 2017 we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904.   On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. On January 12, 2018 we served reply to ONT’s request for a declaration of non-infringement, asserting infringement of both patents by ONT’s 1D2 product. A trial for these matters is scheduled to occur in May 2018.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent.  On November 2, 2017, we filed our statement of defense in the German infringement matter and we also filed a separate nullity action in Germany to establish that the EP 1 192 453 patent is invalid.  On December 6, 2017, we filed a cross-complaint in the German infringement matter alleging ONT Ltd.’s infringement in Germany of our EP 3 045 542 patent.  The trial date for the German infringement matter and cross-complaint is set for July 27, 2018.  A trial for the UK matter is scheduled to occur in March 2019.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on  The Nasdaq Global Select Market under the symbol “PACB.” The following table sets forth the high and low sales prices per share for our common stock for the indicated fiscal periods:

	2017		2016
	High	Low	High	Low
4th Quarter	$5.58	$2.51	$9.28	$3.76
3rd Quarter	5.70	3.08	9.50	6.76
2nd Quarter	5.43	3.11	10.75	6.79
1st Quarter	5.74	3.78	13.98	7.50

Holders of Record

As of January 31, 2018, there were approximately 42 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.  In addition, our ability to pay dividends is limited pursuant to covenants in our debt agreements.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information as of December 31, 2017 for our equity compensation plans.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights	reflected in column(a))
Equity compensation plans approved by security holders	25,404,152	$6.10	6,794,749
Equity compensation plans not approved by security holders	—	—	—

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

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

	12/2012	12/2013	12/2014	12/2015	12/2016	12/2017
Pacific Biosciences of California, Inc.	$100.00	$307.65	$461.18	$772.35	$223.53	$155.29
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Biotechnology Index	100.00	174.05	230.33	244.29	194.95	228.29

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

For the year ended December 31, 2016, we issued 6.5 million shares of our common stock at an average price of $9.19 through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

On February 2, 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under the sales agreement.

During the six-month period ended June 30, 2017 we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our “at-the-market” offering program in June 2017. We paid a commission equal to 3% of the gross proceeds from the sale of shares of our common stock through the “at-the-market” offering program under the sales agreement.

Underwritten Public Equity Offerings

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

In June 2017, we issued and sold a total of 17,732,257 shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million.

In February 2018, we issued and sold a total of 14,375,000 shares of our common stock at a price to the public of $2.40 per share in an underwritten public offering.  We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and estimated offering expenses, were approximately $32.8 million.

We may need to raise additional capital in the future through the sale of equity or convertible debt securities, including future “at-the-market” offerings or underwritten public equity offerings.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share amounts)
Total revenue (1)	$93,468	$90,714	$92,782	$60,594	$28,181
Total cost of revenue	58,809	46,554	39,332	37,192	21,762
Gross profit	34,659	44,160	53,450	23,402	6,419
Gain on lease amendments (2)	—	—	(23,043)	—	—
Total operating expense	124,443	115,404	82,584	86,256	83,962
Operating loss	(89,784)	(71,244)	(29,134)	(62,854)	(77,543)
Net loss	$(92,189)	$(74,375)	$(31,696)	$(66,160)	$(79,293)
Net loss per share:
Basic and diluted net loss per share	$(0.87)	$(0.83)	$(0.42)	$(0.94)	$(1.26)
Shares used in computing basic and diluted net loss per share (3)	105,682	89,148	75,614	70,475	62,784

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$62,872	$71,978	$82,270	$101,348	$112,528
Working capital	72,984	75,237	72,363	86,271	103,904
Total assets	144,084	137,884	131,107	124,390	136,036
Total liabilities (4)	57,981	53,216	57,567	69,441	66,856
Total stockholders' equity (3)	$86,103	$84,668	$73,540	$54,949	$69,180

(1)

During 2013,  we entered into the Roche Agreement and received a non-refundable up-front payment of $35.0 million.  Revenue for the year ended December 31, 2014 consists of four quarterly periods of amortization of $1.7 million from the non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2015 consists of four quarterly periods of amortization of $3.6 million, reflecting the increased certainty of the development time period. Revenue for the year ended December 31, 2016 included amortization of $3.6 million of the upfront Roche payment for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016 upon our receipt of notice on December 2016 that Roche had elected to terminate the Roche Agreement, which became effective on February 10, 2017. In addition, we achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million, respectively, as contractual revenue during the year ended December 31, 2015. Please see “Note 3. Contractual Revenue” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)

Comprised of one-time gain of $23.0 million associated with the lease amendment agreements with our Prior Landlord, which amended the terms and conditions of certain of our existing Menlo Park facility real property leases. Please see “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)

From 2012 to 2017, we established various “at-the-market” offerings pursuant to which we could offer and sell shares of our common stock. Our first sales through our “at-the-market” offering occurred in 2013 and as of December 31, 2017, we have sold a total of 27.8 million shares of our common stock at an average price of $5.83, for total net proceeds of $157.1 million. We terminated “at-the-market” offering in June 2017. Subsequently, in June 2017, we issued and sold a total of 17,732,257 shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million. Please see “Note 9. Stockholders’ Equity” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)

During 2013, we entered into a debt agreement pursuant to which we received $20.5 million in funding and issued promissory notes in the aggregate principal amount of $20.5 million and warrants to purchase 5,500,000 shares of our common stock. All warrants were exercised in 2016, resulting in the issuance of approximately 4.2 million shares for the year ended December 31,  2016. In June 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any qualified financing that includes an equity component, we repaid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of December 31, 2017, we had a net $13.6 million recorded as “Notes payable, non-current”,  net of a debt discount of $2.4 million, with the principal payment due in 2020. Please see “Note 6. Notes Payable” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage and the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple and fast end-to-end workflow for SMRT sequencing.

Product Developments.

In September 2015, we launched a new nucleic acid sequencing platform, the PacBio Sequel® System (the “Sequel System”), which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology. We concurrently began phasing out production of PacBio RS II instruments.

Cash Position

Cash, cash equivalents and investments, excluding restricted cash, at December 31, 2017 totaled $62.9 million, compared to $72.0 million at December 31, 2016.

During 2017, we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our “at-the-market” offering in June 2017. Subsequently, in June 2017, we issued and sold a total of 17,732,257 shares of our common stock at a price of $3.10 per share in an underwritten public offering. The total net proceeds to us from the public offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million. During 2017, we also received approximately $8.9 million from the issuance of common stock through our equity compensation plans and paid $4.5 million in outstanding principal under our debt facility in the second quarter of 2017. During 2016, we received $58.2 million, net, through the sale of common stock under our “at-the-market” offering.

In February 2018, we issued and sold a total of 14,375,000 shares of our common stock at a price to the public of $2.40 per share in an underwritten public offering.  We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and estimated offering expenses, were approximately $32.8 million.

We may raise additional capital in the future. To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. Our cash position is dependent on our operating results and capital outflow, as well as any additional funds raised. In addition, factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs, service costs, the impact of product quality, litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; and other factors. There can be no assurance that such funds will be available to us on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into collaboration or debt agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, cost of revenue, and operating expenses, and related disclosure of contingent assets and liabilities. Management based its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

For instrument lease agreements we entered into with our customers, they are classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term, once the lessee takes (or has the right to take) control/possession of the property under the lease. Effectively, this occurs once installation is complete and acceptance has been obtained.

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

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgement. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, if our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Inventories

We early adopted the Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory in the year ended December 31, 2016 effective January 1, 2016. As a result, our inventories are stated at the lower of average cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs while determining net realizable value of inventories involves numerous judgements, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.  The adoption of this update did not have a material impact on our consolidated financial statements.

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

Leases

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we received tenant improvement allowances, rent holidays and/or other incentives. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. To the extent leasehold improvement allowances are afforded to us by the Prior Landlord, we record the tenant improvements as leasehold improvement assets with a corresponding deferred rent liability. We establish assets and liabilities for the construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take some level of financial or construction risk prior to commencement of a lease.

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

Income Taxes

We are subject to income taxes in the United States and certain states in which we operate, and we use estimates in determining our provisions for income taxes. Significant management judgement is required in determining our provision for income taxes, deferred tax assets and liabilities and valuation allowances recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgements occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.

At December 31, 2017, we maintained a full valuation allowance against all of our deferred tax assets which totaled $249.2 million, including net operating loss carryforwards and research and development tax credits of $194.4 million and $39.1 million, respectively. Our deferred tax assets include federal and state net operating loss carryforwards of approximately $757.0 million and $532.2 million, respectively, and federal and state research and development credit carryforwards of approximately $30.8 million and $31.8 million, respectively. The federal net operating loss carryforwards begin expiring in 2024, the state net operating loss carryforwards have expirations in 2017 and beyond, the federal research and development credits begin expiring in 2024 and the California tax research and development credits can be carried forward indefinitely.

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

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21%, additional limitations on the tax deductibility of interest, substantial changes to the taxation of foreign earnings, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal of many business deductions and credits. These changes have a material impact to the value of our deferred tax assets and liabilities and could affect our future taxable income and effective tax rate.

Recent Accounting Pronouncements

Please see “Note 2. Summary of Significant Accounting Policies”, subsection titled Recent Accounting Pronouncements, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$80,030	$64,609	$15,421	24%
Service and other revenue	13,438	13,971	(533)	(4%)
Contractual revenue	—	12,134	(12,134)	(100%)
Total revenue	93,468	90,714	2,754	3%
Cost of Revenue:
Cost of product revenue	42,900	34,512	8,388	24%
Cost of service and other revenue	15,909	12,042	3,867	32%
Total cost of revenue	58,809	46,554	12,255	26%
Gross profit	34,659	44,160	(9,501)	(22%)
Operating Expense:
Research and development	65,324	67,617	(2,293)	(3%)
Sales, general and administrative	59,119	47,787	11,332	24%
Total operating expense	124,443	115,404	9,039	8%
Operating loss	(89,784)	(71,244)	(18,540)	(26%)
Interest expense	(2,921)	(3,234)	313	10%
Other income (expense), net	516	103	413	401%
Net loss	$(92,189)	$(74,375)	$(17,814)	(24%)

Revenue

Total revenue for the year ended December 31, 2017 was $93.5 million compared to $90.7 million for 2016.

Product revenue for the year ended December 31, 2017 consisted of $38.6 million from sales of instruments and $41.4 million from sales of consumables, for total product revenues of $80.0 million, compared to $41.0 million from sales of instruments and $23.7 million from sales of consumables, for total product revenue of $64.6 million for the year ended December 31, 2016. The increase in consumable sales from 2016 to 2017 was primarily attributable to higher system utilization and a larger installed instrument base.

Service and other revenue was $13.4 million and $14.0 million for the year ended December 31, 2017 and 2016, respectively, and was primarily derived from product maintenance agreements sold on our installed instruments.

There was no contractual revenue for the year ended December 31, 2017, compared to $12.1 million in contract revenue for the same period in 2016. Contractual revenue for 2016 included amortization of $3.6 million of the upfront payment from F. Hoffman-La Roche Ltd (“Roche”) for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016, from the non-refundable upfront payment of $35.0 million we received during September 2013 pursuant to our agreement with Roche. In December 2016, we received notice from Roche that Roche had elected to terminate our agreement for convenience and the termination became effective February 10, 2017.

Gross Profit

Gross profit for the year ended December 31, 2017 was $34.7 million, resulting in a gross margin of 37.1%. During the year ended December 31, 2017 we recorded a total charge of $1.6 million to cost of revenue relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. Gross profit for the year ended December 31, 2016 was $44.2 million, resulting in a gross margin of 48.7%, which included $12.1 million of contractual revenue at 100% gross margin. Excluding this contractual revenue, adjusted gross margin for the year ended December 31, 2016 would have been 40.8%, and adjusted for the contractual revenue, this change in gross margin year over year can be primarily attributed to an increase in costs described below. Adjusted gross margin is not meant to be considered in isolation or as a substitute for gross margin. Adjusted gross margin is subject to limitations and should be read only in conjunction with our consolidated financial statements.

Cost of product revenue was $42.9 million for the year ended December 31, 2017, compared to cost of product revenue of $34.5 million for the same period during 2016. Cost of service and other revenue for the year ended December 31, 2017 was $15.9 million, compared to $12.0 million for the same period during 2016. The increase in cost of product revenue of $8.4 million was primarily driven by the increased instrument installs and consumable sales year over year. In addition, product transition costs and warranty costs related to consumables were higher for the year ended December 31, 2017 compared to the same period during 2016. The increase in cost of service and other revenue of $3.9 million was primarily due to the higher labor and material costs required to service a larger installed base of Sequel instruments and the charge associated with the leased RS II instruments described above.

Research and Development Expense

For the year ended December 31, 2017, research and development expense decreased by $2.3 million compared to 2016. The decrease in research and development expense was primarily attributable to a decrease of $6.7 million in chip development costs, a decrease of $0.8 million in outside consulting fees mainly due to replacement of contractors in the software group, partially offset by an increase of $4.9 million in facility allocation incurred in the new O’Brien building and an increase of $0.3 million in compensation expenses as a result of increased headcount. Research and development expense included stock-based compensation expense of $8.5 million and $8.3 million during the year ended December 31, 2017 and 2016, respectively.

We expect our total research and development expenses to remain relatively flat in 2018 compared to 2017.

Sales, General and Administrative Expense

For the year ended December 31, 2017, sales, general and administrative expense increased by $11.3 million compared to 2016. The increase in sales, general and administrative expense was primarily attributable to an increase of $5.7 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation described under “Legal Proceedings”, an increase of $2.6 million in facilities and depreciation expense allocated to sales, general and administration expenses mainly due to the addition of rent expense, tenant improvement and other fixed assets related to the O’Brien move and an increase of $2.7 million in compensation expenses as a result of increased headcount. Sales, general and administrative expense included stock-based compensation expense of $9.5 million and $9.2 million during the year ended December 31, 2017 and 2016, respectively.

We expect our total sales, general and administrative expense to remain relatively flat in 2018 compared to 2017.

Interest Expense

For the year ended December 31, 2017, interest expense decreased $0.3 million compared to 2016. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of December 31, 2017, we had an outstanding principal amount $16.0 million remaining in the Notes, net of $2.4 million debt discount, resulting in a net $13.6 million recorded as “Notes payable, non-current” on the consolidated balance sheets with the principal payment due in 2020.

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

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at December 31, 2017 totaled $62.9 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of the Annual Report on Form 10-K for the year ended December 31, 2017; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

Factors that may affect our capital needs include, but are not limited to , slower than expected adoption of our products resulting in lower sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs, service costs, the impact of product quality, litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; and other factors.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the years ended December 31, 2017, 2016 and 2015 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

Cash used in operating activities was $67.5 million in 2017, reflected a net loss of $92.2 million, adjusted for non-cash items such as stock-based compensation of $20.4 million and depreciation of $8.4 million. The change in net operating assets and liabilities was primarily attributed to an increase of $8.4 million in inventory and a decrease of $4.0 million in accrued expenses, partially offset by a decrease in prepaid expenses and other assets of $7.8 million, of which $5.0 million related to the payments we received from our Prior Landlord as a result of exiting a portion of our prior facilities.

Cash used in operating activities was $67.9 million in 2016, reflected a net loss of $74.4 million, adjusted for non-cash items such as stock-based compensation of $19.6 million, depreciation and amortization of $3.9 million and amortization of debt discount and financing costs of $1.2 million. Additionally, the change in net operating assets and liabilities was attributed to a reduction in deferred contractual revenue of $12.1 million, an increase in inventory of $6.2 million and an increase in accounts receivable of $6.2 million, partially offset by an increase of $4.5 million in accounts payable and accrued expenses due primarily to the timing of payments. The change in inventory also reflects a transfer of $1.3 million from inventory to fixed assets relating to our instruments.

Cash used in operating activities was $47.9 million in 2015, reflected a net loss of $31.7 million, adjusted for non-cash items such as stock-based compensation of $13.8 million, depreciation and amortization of $3.7 million, the non-cash portion relating to the gain on lease amendments of $3.0 million, and amortization of debt discount and financing costs of $1.0 million. Additionally, the change in net operating assets and liabilities was attributed to an increase of prepaid expenses and other assets of $17.9 million, of which a $15.0 million increase related to the future landlord payments associated with the lease amendment agreement that we entered into in 2015 for our prior headquarters, a reduction in deferred contractual revenue of $14.4 million and a decrease in inventory of $2.5 million, offset by an increase of $5.0 million of accounts payable and accrued expenses due primarily to the timing of payments. The change in inventory also reflects a transfer of $2.8 million from inventory to fixed assets relating to leased PacBio RS II instruments.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities.

In 2017, net cash used in investing activities was $1.5 million, comprised of net sales and maturities of investments of $8.8 million and net purchase of property and equipment of $10.4 million.

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

Financing Activities

In 2017, cash provided by financing activities was $68.8 million, comprised of net proceeds of $52.5 million from our underwritten public equity offering, after deducting underwriter commissions and offering expenses, net proceeds of $11.9 million from our common stock “at-the-market” offering program and $8.9 million from the issuance of common stock through our equity compensation plans, partially offset by our payment of $4.5 million in outstanding principal under our debt facility in the second quarter of 2017.

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

“At-the-Market” Equity Offering

For the year ended December 31,2016, we issued 6.5 million shares of our common stock at an average price of $9.19 through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

In February 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million.

During the six-month period ended June 30, 2017 we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our current “at-the-market” offering program in June 2017. We paid a commission equal to 3% of the gross proceeds from the sale of shares of our common stock through the “at-the-market’ offering program under the sales agreement.

Underwritten Public Equity Offering

In June 2017, we issued and sold a total of 17,732,257 shares of our common stock at a price of $3.10 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million.

In February 2018, we issued and sold a total of 14,375,000 shares of our common stock at a price to the public of $2.40 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and estimated offering expenses, were approximately $32.8 million.

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

Subject to certain exceptions set forth in the Facility Agreement, holders representing a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Facility Agreement may elect to receive up to 25% of the net proceeds from any financing that includes an equity component. To the extent we raise additional capital in the future through the sale of common stock, including without limitation, sales of common stock pursuant to an “at-the-market” offering program or an underwritten public offering, we may be obligated, at the election of the holders of the Notes, to pay 25% of the net proceeds from any such financing activities as payment of the Notes. In June 2017, pursuant to a partial exercise by the Notes holders of this right, we repaid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering.

On November 30, 2017, we entered into an amendment to the facility agreement to remove the provisions related to an Applicable High Yield Discount Obligation (“AHYDO”) catch-up provision. As a result of this amendment, we are no longer required to make such payments.

As of December 31, 2017, we had an outstanding principal amount $16.0 million remaining in the Notes, net of $2.4 million debt discount, resulting in a net $13.6 million recorded as “Notes payable, non-current” on the consolidated balance sheets with the principal payment due in 2020.

Contractual Obligations, Commitments and Contingencies

Leases

In December 2009, we entered into a lease agreement for a manufacturing and office facility in Menlo Park. As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the consolidated balance sheets at December 31, 2017 and December 31, 2016, were $0 and $1.7 million, respectively.

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

In June 2016, we entered into a Second Lease Amendment Agreement with the Prior Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million of Landlord Payments were recorded in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the final $5.0 million Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments.

The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” of the consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

In September 2017, we entered into a Fifth Lease Amendment Agreement with the Prior Landlord, pursuant to which we extended the term and rent abatement period for the remaining two buildings: 960 Hamilton and 1180 Hamilton, from September 30, 2017 to December 31, 2017.

As of December 31, 2017, we returned the remaining two buildings: 960 Hamilton and 1180 Hamilton to the Prior Landlord and received $755,000 in Landlord Payments in return.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the consolidated balance sheet as of December 31, 2016. As of December 31, 2017, a balance of $0 was recorded in “Prepaid expense and other current assets” in the consolidated balance sheet. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.8 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, $12.6 million was recorded to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases in 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

The following table provides summary information concerning our future contractual obligations as of December 31, 2017.

	Payments due by period (in thousands)
	Total	2018	2019	2020	2021	2022	After

Operating lease obligations (1)	$74,790	$6,822	$6,930	$7,056	$7,272	$7,488	$39,222
Debt (2)	19,291	1,400	1,400	16,491	—	—	—
Total contractual obligations	$94,081	$8,222	$8,330	$23,547	$7,272	$7,488	$39,222

(1) Maintenance, insurance, taxes and contingent rent obligations are excluded.
(2) Amounts in the table above include interest and principal repayments on the debt.

Other Purchase Commitments

In addition, we had other purchase commitments of an estimated amount of approximately $16.2 million as of December 31, 2017, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

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

The table above reflects only payment obligations that are fixed and determinable. Future royalties under our license agreements are not included in the table above because we cannot, at this time, determine when or if the events triggering any such payment obligations will occur or the amounts that will become potentially payable.

Legal Proceedings

We are involved in several legal proceedings for patent infringement with Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc., Metrichor, Ltd. and Harvard University in several United States and European jurisdictions.  Please see Item 3 titled “Legal Proceedings” of this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2017 we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note  7. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification agreements has been recorded at December 31, 2017.

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

 Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of development and sales activities outside of the United States therefore we have foreign exchange exposures relating to non-U.S. dollar revenue, operating expense, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2017 would have resulted in a $0.8 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Redwood City, California

February 26, 2018

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2017	2016
Assets
Current assets
Cash and cash equivalents	$16,507	$16,765
Investments	46,365	55,213
Accounts receivable	13,433	11,421
Inventory	23,065	15,634
Prepaid expenses and other current assets	2,249	9,978
Total current assets	101,619	109,011
Property and equipment, net	37,920	14,560
Long-term restricted cash	4,500	4,500
Other long-term assets	45	9,813
Total assets	$144,084	$137,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,093	$8,359
Accrued expenses	12,618	16,604
Deferred service revenue, current	6,319	7,130
Other liabilities, current	605	1,681
Total current liabilities	28,635	33,774
Deferred service revenue, non-current	1,075	1,297
Deferred rent, non-current	14,453	19
Other liabilities, non-current	—	1,664
Notes payable, non-current	13,635	16,106
Financing derivative	183	356
Total liabilities	57,981	53,216

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 116,277 and 92,677 shares at December 31, 2017 and 2016, respectively	116	93
Additional paid-in-capital	965,752	872,114
Accumulated other comprehensive income (loss)	(32)	5
Accumulated deficit	(879,733)	(787,544)
Total stockholders’ equity	86,103	84,668
Total liabilities and stockholders’ equity	$144,084	$137,884

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Revenue:
Product revenue	$80,030	$64,609	$37,502
Service and other revenue	13,438	13,971	10,896
Contractual revenue	—	12,134	44,384
Total revenue	93,468	90,714	92,782
Cost of Revenue:
Cost of product revenue	42,900	34,512	30,704
Cost of service and other revenue	15,909	12,042	8,628
Total cost of revenue	58,809	46,554	39,332
Gross profit	34,659	44,160	53,450
Operating Expense:
Research and development	65,324	67,617	60,440
Sales, general and administrative	59,119	47,787	45,187
Gain on lease amendments	—	—	(23,043)
Total operating expense	124,443	115,404	82,584
Operating loss	(89,784)	(71,244)	(29,134)
Interest expense	(2,921)	(3,234)	(2,926)
Other income (expense), net	516	103	364
Net loss	(92,189)	(74,375)	(31,696)
Other comprehensive loss:
Unrealized gain (loss) on investments	(37)	12	(16)
Comprehensive loss	$(92,226)	$(74,363)	$(31,712)
Net loss per share:
Basic and diluted net loss per share	$(0.87)	$(0.83)	$(0.42)
Shares used in computing basic and diluted net loss per share	105,682	89,148	75,614

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2014	73,927	$74	$736,339	$9	$(681,473)	$54,949
Net loss	—	—	—	—	(31,696)	(31,696)
Other comprehensive loss	—	—	—	(16)	—	(16)
Issuance of common stock in conjunction with equity plans	1,981	2	7,361	—	—	7,363
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	4,075	4	29,096	—	—	29,100
Stock-based compensation expense	—	—	13,840	—	—	13,840
Balance at December 31, 2015	79,983	80	786,636	(7)	(713,169)	73,540
Net loss	—	—	—	—	(74,375)	(74,375)
Other comprehensive loss	—	—	—	12	—	12
Issuance of common stock in conjunction with equity plans	2,004	2	7,727	—	—	7,729
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	6,526	7	58,193	—	—	58,200
Issuance of common stock from exercise of warrant	4,164	4	(4)	—	—	—
Stock-based compensation expense	—	—	19,562	—	—	19,562
Balance at December 31, 2016	92,677	$93	$872,114	$5	$(787,544)	$84,668
Net loss	—	—	—	—	(92,189)	(92,189)
Other comprehensive loss	—	—	—	(37)	—	(37)
Issuance of common stock in conjunction with equity plans	2,697	2	8,912	—	—	8,914
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	3,171	3	11,862	—	—	11,865
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	17,732	18	52,512	—	—	52,530
Stock-based compensation expense	—	—	20,352	—	—	20,352
Balance at December 31, 2017	116,277	$116	$965,752	$(32)	$(879,733)	$86,103

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net loss	$(92,189)	$(74,375)	$(31,696)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,442	3,875	3,677
Amortization of debt discount and financing costs	1,203	1,158	957
Stock-based compensation	20,352	19,562	13,840
Non-cash portion of gain on lease amendments	—	—	(3,043)
(Gain) Loss from derivative	653	(244)	(344)
Other items	47	97	114
Changes in assets and liabilities
Accounts receivable	(2,012)	(6,176)	(1,738)
Inventory	(8,442)	(6,151)	(2,466)
Prepaid expenses and other assets	7,803	(202)	(17,889)
Accounts payable	764	3,402	(716)
Accrued expenses	(3,986)	1,053	5,732
Deferred service revenue	(1,033)	469	708
Deferred contractual revenue	—	(12,134)	(14,386)
Other liabilities	880	1,737	(639)
Net cash used in operating activities	(67,518)	(67,929)	(47,889)
Cash flows from investing activities
Purchase of property and equipment	(10,433)	(8,207)	(3,009)
Proceeds from disposal of property and equipment	41	10	36
Long-term restricted cash	—	—	(4,500)
Purchase of investments	(86,339)	(95,848)	(84,579)
Sales of investments	7,111	23,285	8,317
Maturities of investments	88,071	65,896	92,341
Net cash provided by (used in) investing activities	(1,549)	(14,864)	8,606
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	8,914	7,729	7,363
Notes payable principal payoff	(4,500)	—	—
Proceeds from issuance of common stock from "at-the-market" offering, net of issuance costs	11,865	58,200	29,100
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	52,530	—	—
Net cash provided by financing activities	68,809	65,929	36,463
Net decrease in cash and cash equivalents	(258)	(16,864)	(2,820)
Cash and cash equivalents at beginning of period	16,765	33,629	36,449
Cash and cash equivalents at end of period	$16,507	$16,765	$33,629

Supplemental disclosure of cash flow information
Interest paid	$1,687	$1,799	$1,794

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	1,267	1,282	2,846
Property and equipment paid by landlord	12,600	-	-
Changes in deposits for property and equipment paid in prior period	9,694	-	-
Property and equipment returned to landlord	1,854	-	-

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Consolidated Financial Statements

NOTE 1. OVERVIEW

We design, develop and manufacture sequencing systems to help scientists resolve genetically complex problems. Based on our novel Single Molecule, Real-Time (SMRT®) sequencing technology, our products enable: de novo genome assembly to finish genomes in order to more fully identify, annotate and decipher genomic structures; full-length transcript analysis to improve annotations in reference genomes, characterize alternatively spliced isoforms in important gene families, and find novel genes; targeted sequencing to more comprehensively characterize genetic variations; and real-time kinetic information for epigenome characterization. Our technology provides high accuracy, ultra-long reads, uniform coverage and the ability to simultaneously detect epigenetic changes.  PacBio® sequencing systems, including consumables and software, provide a simple and fast end-to-end workflow for SMRT sequencing.

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

During 2017, we recorded a charge to cost of service and other revenue of $1.6 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. The charge of $1.6 million increased loss per share by $0.01 for the year ended December 31, 2017.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the entire fair value measurement requires management to make judgements and consider factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2017 and December 31, 2016 respectively (in thousands):

	December 31, 2017				December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858	$14,516	$—	$—	$14,516
Commercial paper	—	1,649	—	1,649	—	2,249	—	2,249
US government & agency securities	—	—	—	—	—	—	—	—
Total cash and cash equivalents	14,858	1,649	—	16,507	14,516	2,249	—	16,765
Investments:
Commercial paper	—	20,394	—	20,394	—	23,583	—	23,583
Corporate debt securities	—	9,034	—	9,034	—	10,739	—	10,739
US government & agency securities	—	16,937	—	16,937	—	20,579	—	20,579
Asset backed securities	—	—	—	—	—	312	—	312
Total investments	—	46,365	—	46,365	—	55,213	—	55,213
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$19,358	$48,014	$—	$67,372	$19,016	$57,462	$—	$76,478

Liabilities
Financing derivative	$—	$—	$183	$183	$—	$—	$356	$356
Total liabilities measured at fair value	$—	$—	$183	$183	$—	$—	$356	$356

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

The following table provides the changes in the fair value of the Financial Derivative for the year ended December 31, 2017 and 2016 (in thousands), respectively:

Financing Derivative	Amount
Balance as of December 31, 2015	$600
Gain on change in fair value of Financing Derivative	(244)
Balance as of December 31, 2016	356
Loss on change in fair value of Financing Derivative	653
Change in fair value due to partial exercise of derivative associated with $4.5 million principal payoff	(826)
Balance as of December 31, 2017	$183

For the year ended December 31, 2017, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amount of our accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs.  The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.3% and 10.6% weighted average market yield at December 31, 2017 and December 31, 2016, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$15,664	$13,635	$19,788	$16,106

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

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2017, 2016 and 2015, we did not recognize any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

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

Excluding contractual revenue from the Roche agreement, which has now been terminated, for the year ended December 31, 2017, one customer, Gene Company Limited, accounted for approximately 31% of our total revenue, for the years ended December 31, 2016 and 2015, no customer accounted for more than 10% of our total revenue.

As of both December 31, 2017 and 2016, 84% of our accounts receivable were from domestic customers. As of December 31, 2017, one  customer, Gene Company Limited, represented approximately 20% of our net accounts receivable. As of December 31, 2016, no customer represented more than 10% of our net accounts receivable.

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

Inventory

We early adopted the Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory in the year ended December 31, 2016 effective January 1, 2016. The adoption did not result in any material impact to inventory.  As a result, our inventories are stated at the lower of average cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”)

method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and any impairment charges. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally two to three years for computer equipment, three to five years for software, three to seven years for furniture and fixtures, three to five years for lab equipment and 30 years for buildings. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Major improvements are capitalized, while maintenance and repairs are expensed as incurred.

Long-term Restricted Cash

As required under the lease agreement for our corporate offices (the “O’Brien lease”), we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of such year and continued to be so recorded as of both December 31, 2017 and December 31, 2016.

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

For instrument lease agreements we entered into with our customers, they are classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term, once the lessee takes (or has the right to take)

control/possession of the property under the lease. Effectively, this occurs once installation is complete and acceptance has been obtained.

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

We review our positions taken relative to income taxes. To the extent our tax positions are more likely than not going to result in additional taxes, we would accrue the estimated amount of tax related to such uncertain positions.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. Furthermore, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur.

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

During August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern in the next 12 months from the filing date of the Annual Report on Form 10-K for the year ended December 31, 2017 and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning after December 15, 2016 and interim reporting periods starting in the first quarter of 2017. We adopted this standard as of December 31, 2016.

Cash, cash equivalents and investments at December 31, 2017 totaled $62.9 million, compared to $72.0 million at December 31, 2016. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

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

While we are continuing to assess all potential impacts of the new standard on our consolidated financial statements, we plan to adopt the standard using the modified retrospective approach with the cumulative effect of adoption, if any, to be recognized as an adjustment to our accumulated deficit on January 1, 2018. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. We are still in the process of evaluating the effect of the new standard on our historical financial statements and disclosures. While we have not completed our evaluation, we currently believe that the impact of adopting the standard will not materially change the amount or timing of our recognition of revenue and related costs. Accordingly, we do not expect to recognize a material adjustment to our accumulated deficit upon adoption on January 1, 2018. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to revenue and expense recognized. Additionally, we will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust our assessment and implementation plans accordingly.

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

NOTE 4. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash, cash equivalents and investments as of December 31, 2017 and December 31, 2016 (in thousands):

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858
Commercial paper	1,649	—	—	1,649
Total cash and cash equivalents	16,507	—	—	16,507
Investments:
Commercial paper	20,408	—	(14)	20,394
Corporate debt securities	9,043	—	(9)	9,034
Asset backed securities	—	—	—	—
US government & agency securities	16,946	—	(9)	16,937
Total investments	46,397	—	(32)	46,365
Total cash, cash equivalents and investments	$62,904	$—	$(32)	$62,872

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,516	$—	$—	$14,516
Commercial paper	2,249	—	—	2,249
Total cash and cash equivalents	16,765	—	—	16,765
Investments:
Commercial paper	23,581	5	(3)	23,583
Corporate debt securities	10,741	1	(3)	10,739
Asset backed securities	312	—	—	312
US government & agency securities	20,574	7	(2)	20,579
Total investments	55,208	13	(8)	55,213
Total cash, cash equivalents and investments	$71,973	$13	$(8)	$71,978

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2017:

(in thousands)	Fair Value
Due in one year or less	$48,014

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of December 31, 2017 and 2016, our inventory consisted of the following components:

	December 31,
(in thousands)	2017	2016
Purchased materials	$8,884	$4,817
Work in process	9,994	7,287
Finished goods	4,187	3,530
Inventory	$23,065	$15,634

Prepaid Expenses and Other Current Assets

As of December 31, 2017 and 2016, our prepaid expenses and other current assets consisted of the following components:

	December 31,
(in thousands)	2017	2016
Receivable from Prior Landlord	$—	$5,000
Rent deposits for O'Brien building	—	2,160
Prepaid expenses	1,318	2,342
Other current assets	931	476
Prepaid expenses and other current assets	$2,249	$9,978

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

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000. In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments. In September 2017, we entered into a Fifth Lease Amendment Agreement with the Prior Landlord, pursuant to which we extended the term and rent abatement period for the remaining two buildings: 960 Hamilton and 1180 Hamilton, from September 30, 2017 to December 31, 2017. As of December 31, 2017, we returned the remaining two buildings: 960 Hamilton and 1180 Hamilton to the Prior Landlord and received $755,000 in Landlord Payments in return.

Other Long-term Assets

As of December 31, 2017 and 2016, our other long-term assets consisted of the following components:

	December 31,
(in thousands)	2017	2016
Rent deposits and tenant improvements for O'Brien building	$—	$9,641
Other	45	172
Other long-term assets	$45	$9,813

Payments toward tenant improvements for our 1305 O’Brien building of $9.6 million were recorded in “Other long-term assets” in the consolidated balance sheets at December 31, 2016.

In January 2017 we moved into the O’Brien building, and accordingly, the $9.6 million tenant improvements balance recorded in “Other Long-term Assets” at December 31, 2016 was transferred into leasehold improvements under “Property and Equipment” in the current year.

Property and Equipment, Net

As of December 31, 2017 and 2016, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2017	2016
Building	$—	$1,160
Laboratory equipment and machinery	24,703	23,337
Leasehold improvements	29,728	8,138
Computer equipment	8,301	7,170
Software	4,615	5,189
Furniture and fixtures	2,382	823
Construction in progress	385	5,772
	70,114	51,589
Less: Accumulated depreciation	(32,194)	(37,029)
Property and equipment, net	$37,920	$14,560

At December 31, 2016, out of the construction-in-progress balance of $5.8 million, approximately $5.2 million related to1305 O’Brien building purchases.

By the end of the first quarter of 2017, improvements associated with our O’Brien premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.8 million of tenant improvements. As the premises were completed in phases during 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use. Refer to “Note 7. Commitments and Contingencies” for additional details

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” in the consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation.

Depreciation expense during the years ended December 31, 2017, 2016 and 2015 was $8.4 million, $3.9 million and $3.7 million, respectively.

Accrued Expenses

As of December 31, 2017 and 2016, our accrued expenses consisted of the following components:

	December 31,
(in thousands)	2017	2016
Salaries and benefits	$7,570	$8,562
Accrued product development costs	2,034	5,411
Inventory accrual, professional services, accrued interest and other	3,014	2,631
Accrued expenses	$12,618	$16,604

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

In connection with the execution of the Facility Agreement, we issued warrants to purchase an aggregate of 5.5 million shares of common stock immediately exercisable at an exercise price per share initially equal to $2.63 (the “Warrants”). During the year ended December 31, 2016, warrants to purchase 5.5 million shares of common stock were net exercised, resulting in the issuance of approximately 4.2 million shares of common stock. The cashless net exercises of the warrants did not result in any additional funds being collected by us. As of December 31, 2017 and 2016, no warrants remained outstanding.

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

In June 2017, pursuant to a partial exercise by the Notes holders of this right, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering.

On November 30, 2017, we entered into an amendment to the facility agreement to remove the provisions related to an Applicable High Yield Discount Obligation (“AHYDO”) catch-up provision. As a result of this amendment, we are no longer required to make such payments.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 10.3% and 10.6% weighted average market yield at December 31, 2017 and December 31, 2016, respectively. The estimated fair value of the Financing Derivative as of December 31, 2017 and December 31, 2016 was $0.2 million and $0.4 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million.

As of December 31, 2017 and December 31, 2016, we had an outstanding principal amount $16.0 million and $20.5 million aggregate principal amount of Notes, respectively, net of a debt discount of $2.4 million and $4.4 million, respectively, resulting in a net $13.6 million and $16.1 million recorded as “Notes payable, non-current” on the consolidated balance sheets as of December 31, 2017 and 2016, respectively, with the principal payment due in 2020.

As of December 31, 2017,  payments due under the Facility Agreement, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
2018	$1,400
2019	1,400
2020	16,491
Total remaining payments	19,291
Less: interest and discounts	(5,656)
Notes payable	$13,635

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

In December 2009, we entered into a lease agreement for a manufacturing and office facility in Menlo Park. As a result of the lease amendment agreement described below, future rent expense associated with our prior Menlo Park facility leases was reduced to zero. The remaining long-term facility financing obligations associated with these leases, presented as “Other liabilities, non-current” on the consolidated balance sheets at December 31, 2017 and December 31, 2016, were $0 and $1.7 million, respectively.

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

In June 2016, we entered into a Second Lease Amendment Agreement with the Prior Landlord that modified the payment schedule for the final $5.0 million. At December 31, 2016, the final $5.0 million of Landlord Payments were recorded in “Prepaid Expenses and Other Current Assets” in the consolidated balance sheets.

In January 2017, we entered into a Third Lease Amendment Agreement with the Prior Landlord that increased the amount of the final $5.0 million Landlord Payments by $65,000. During the first quarter of 2017, we received Landlord Payments totaling $2,628,000.

In May 2017, we entered into a Fourth Lease Amendment Agreement with the Prior Landlord, based on which we turned over the 940 Hamilton and 1010 Hamilton buildings to the Prior Landlord. Accordingly, in June 2017 we received $1,682,000 in Landlord Payments.

The 940 Hamilton building was a capital lease with a long-term facility financing obligation associated with this lease included in “Other liabilities, non-current” and the corresponding building and related leasehold improvements were included in “Property and equipment, net” of the consolidated balance sheets. Upon turning over the building to the Prior Landlord, the capital lease was terminated, resulting in the extinguishment of the facility financing obligation. There was no material gain or loss associated with this  transaction.

In September 2017, we entered into a Fifth Lease Amendment Agreement with the Prior Landlord, pursuant to which we extended the term and rent abatement period for the remaining two buildings: 960 Hamilton and 1180 Hamilton, from September 30, 2017 to December 31, 2017.

As of December 31, 2017, we returned the remaining two buildings: 960 Hamilton and 1180 Hamilton to the Prior Landlord and received $755,000 in Landlord Payments in return.

O’Brien Lease Agreement

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to the O’Brien Premises. The term of the O’Brien Lease is one hundred thirty-two (132) months, commencing on the date that is the later of April 15, 2016 or the date on which the O’Brien Premises landlord has substantially completed certain shell improvements and tenant improvements. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to pay $2.2 million in prepaid rent which was applied to the monthly rent installments due for the first to fourth months after the rent abatement period; and, as such, $2.2 million was recorded in “Prepaid expense and other current assets” in the consolidated balance sheet as of December 31, 2016. As of December 31, 2017, a balance of $0 was recorded in “Prepaid expense and other current assets” in the consolidated balance sheet. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2017 and December 31, 2016.

The landlord was obligated to construct certain warm shell improvements at the landlord’s cost and expense and provide us with a tenant improvement allowance in the amount of $12.6 million. Construction was completed in phases and we began moving into the O’Brien Premises during January 2017. By the end of the first quarter of 2017, improvements associated with the entire O’Brien Premises were substantially completed. As a result, during the first quarter of 2017 we capitalized $28.8 million of tenant improvements, of which $12.6 million was paid by the landlord as a tenant improvement allowance. As the $12.6 million tenant improvement allowance is accounted for as a lease incentive, we recorded the $12.6 million to “Deferred rent, non-current”, which will be amortized over the lease term of approximately 11 years. In addition, as the premises were completed in phases in 2017, tenant improvements were placed into service in phases once construction was substantially complete and the related asset was ready for its intended use.

As of December 31, 2017, the future annual minimum lease payments under all noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
2018	$6,822
2019	6,930
2020	7,056
2021	7,272
2022	7,488
Thereafter	39,222
Total minimum lease payments	$74,790

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $0.2 million and $1.1 million, respectively. Rent expense was lower in 2016 due to rent abatement with respect to that period. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

In addition, we had other purchase commitments of an estimated amount of approximately $16.2 million as of December 31, 2017, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Contingencies

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Proceedings

USITC Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd., Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement. On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We sought exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint was based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We sought, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents. On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, and we did not oppose the motion. The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision. On February 7, 2018, the USITC issued a notice indicating that it had determined to adopt the ALJ’s claim construction and terminating the investigation. On February 13, 2018, we filed a petition to appeal the USITC’s ruling to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400, entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT’s motion to dismiss.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22,

2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the 9,738,929 patent recite patent ineligible subject matter. On January 5, 2018, we filed our opposition to this motion. A hearing on this motion is scheduled to occur on February 27, 2018.

A trial for these matters is scheduled to occur in March 2020.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Metrichor for infringement of Patent EP(UK) 3 045 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.  A case management conference was held on June 13, 2017.  On August 31, 2017 we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904.   On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. On January 12, 2018 we served reply to ONT’s request for a declaration of non-infringement, asserting infringement of both patents by ONT’s 1D2 product. A trial for these matters is scheduled to occur in May 2018.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453, a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent.  On November 2, 2017, we filed our statement of defense in the German infringement matter and we also filed a separate nullity action in Germany to establish that the EP 1 192 453 patent is invalid.  On December 6, 2017, we filed a cross-complaint in the German infringement matter alleging ONT Ltd.’s infringement in Germany of our EP 3 045 542 patent.  The trial date for the German infringement matter and cross-complaint is set for July 27, 2018.  A trial for the UK matter is scheduled to occur in March 2019.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2017.

NOTE 8. INCOME TAXES

A reconciliation between the statutory federal income tax and our effective tax rates as a percentage of loss before income taxes are as follows:

	Years ended December 31,
	2017	2016	2014
Statutory tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	8.6	5.4	(3.5)
Stock-based compensation	(1.9)	(1.6)	(4.0)
R&D credit	3.6	5.0	11.0
Tax reform	(123.3)	-	-
Other	0.3	(0.9)	(0.6)
Change in valuation allowance	77.7	(42.9)	(37.9)
Effective income tax rate	0.0%	0.0%	0.0%

Temporary differences and carryforwards that gave rise to significant portions of deferred taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2017	2016
Net operating loss carryforwards	$194,440	$264,183
Research and development credits	39,145	32,043
Accruals and reserves	14,480	20,088
Depreciation	—	1,170
Deferred rent	3,360	—
Total deferred tax assets	251,425	317,484
Less: Valuation allowance	(249,202)	(317,412)
Deferred tax liabilities:
Depreciation	(2,223)	—
Deferred rent		(72)
Net deferred tax assets	$—	$—

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2017 and 2016, respectively

For the year ended December 31, 2017, our valuation allowance decreased to $249.2  million relative to the 2016 allowance primarily due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted in December 2017 (see further details below). For the year ended December 31, 2016, our valuation allowance increased to $317.4 million relative to the 2015 allowance primarily because of an increase in deferred tax assets related to net operating losses, state tax credits, and changes in accruals and reserves.

As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $757.0  million and $532.2 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards begin expiring in 2024, and the state net operating loss carryforwards have expiration in 2017 and beyond.

We also had federal and California state research and development credit carryforwards of approximately $30.8 million and $31.8 million, respectively, as of December 31, 2017. The federal research and development credits begin expiring in 2024 if not utilized. The California tax research and development credits can be carried forward indefinitely.

We adopted ASU 2016-09 during the first quarter of 2017. Prior to adopting ASU2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. The impact from adopting ASU2016-09 was a tax affected increase to the federal and state deferred tax assets of $6.0 million and $0.6  million, respectively, with a corresponding adjustment to our valuation allowance.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event we experience an additional ownership change for tax purposes, utilization of our United States net operating loss and tax credit carryforwards could be limited.

As of December 31, 2017, our total unrecognized tax benefit was $18.8 million, of which none of the tax benefit, if recognized, would affect the effective income tax rate due to the valuation allowance that currently offsets deferred tax assets. We do not anticipate the total amount of unrecognized income tax benefits to significantly increase or decrease in the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Balance as of December 31, 2014	$16,952
Decrease in balance related to tax positions taken in prior year	(44)
Increase in balance related to tax positions taken during current year	1,827
Balance as of December 31, 2015	18,735
Decrease in balance related to tax positions taken in prior year	(3,892)
Increase in balance related to tax positions taken during current year	1,942
Balance as of December 31, 2016	16,785
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	2,001
Balance as of December 31, 2017	$18,786

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017 and 2016, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2014 to present and December 31, 2013 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Among the many changes effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings. In addition, in 2017we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in the financial statements as of December 31, 2017. As we collect and analyze data, interpret the Tax Act, and receive additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have re-measured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when the deferred taxes are settled or realized. We have also adjusted our valuation allowance on our deferred tax assets as a result of changes in the Tax Act.

Provisional amounts for the one-time transition tax have been recorded as of December 31, 2017 and are subject to change during 2018. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. We have recorded a provisional amount for the one-time transitional tax , which is fully offset by current year net operating losses. The provisional amount is based on estimates of the effects of the Tax Act, as a full analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.

The total provisional adjustments to our tax provision for the year ended December 31, 2017 is a non-cash impact of $113.0 million.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Common Stock

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

For the year ended December 31,2016, we issued 6.5 million shares of our common stock at an average price of $9.19 through our “at-the-market” offering, resulting in net proceeds of $58.2 million.

In February 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million. During 2017 we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering, resulting in net proceeds of $11.9 million. We terminated our “at-the-market” offering program in June 2017. We paid a commission equal to 3% of the gross proceeds from the sale of shares of our common stock under the sales agreement.

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

Underwritten Public Equity Offering

In June 2017, we issued and sold a total of 17.7 million shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering.  We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million.

In February 2018, we issued and sold a total of 14,375,000 shares of our common stock at a price to the public of $2.40 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and estimated offering expenses, were approximately $32.8 million.

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

Warrants

In connection with the execution of the Facility Agreement, we issued immediately exercisable warrants to purchase 5.5 million shares of common stock at an exercise price per share initially equal to $2.63, all of which were net exercised during 2016 resulting in the issuance of approximately 4.2 million shares. The cashless net exercise of the warrants did not result in any additional funds being collected by us. As of December 31, 2017 and 2016, no warrants remained outstanding.

Equity Plans

As of December 31, 2017, we had three active equity plans: 1) the 2010 Equity Incentive Plan or “2010 Plan,” 2) the 2010 Outside Director Equity Incentive Plan or “2010 Director Plan,” and 3) the 2010 Employee Stock Purchase Plan or “ESPP”, all of which we adopted upon the effectiveness of our initial public offering in October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan and 2005 Stock Plan.  Upon termination of the predecessor plans, the shares available for grant at the time of termination, and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

We issue new shares of common stock upon the exercise of stock options.

2010 Equity Incentive Plan and Outside Director Equity Incentive Plan

Stock options granted under the 2010 Plan may be either Incentive Stock Option (“ISO”) or Non-Qualified Stock Option (“NSO”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing employees generally vest over four years on a monthly basis and stock options granted to new employees vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. In January 2018, an additional 7.0 million shares were reserved under the 2010 Plan.

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

As of December 31, 2017 we had an aggregate of 6.8 million shares of common stock reserved for future issuance under the 2010 Plan and 2010 Director Plan.

2010 Employee Stock Purchase Plan

We adopted the ESPP in October 2010. Our ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1. If the stock price at the end of the purchase period is lower than the stock price at the beginning of the offering period, that offering period will then be terminated and new offering period comes to place. As of December 31, 2017,  1.3 million shares of our common stock remain available for issuance under the Plan. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to 2% of the common shares then outstanding. During January 2018, an additional 2.3 million shares were reserved under the ESPP.

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2017 (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares available	Number		Weighted average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2016	6,471	22,501	$1.16 – 16.00	$6.30
Additional shares reserved	4,634
Options granted	(6,239)	6,239	$2.66 – 5.37	$4.84
Options exercised	—	(1,407)	$1.16 – 5.27	$2.55
Options canceled	1,929	(1,929)	$1.16 – 16.00	$7.00
Balances, December 31, 2017	6,795	25,404	$1.16 – 16.00	$6.10

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2017:

Options Outstanding			Options Exercisable
Weighted average
Number	remaining contractual	Weighted average	Number	Weighted average
outstanding	life (Years)	exercise price	vested	exercise price
25,404,152	6.51	$6.10	16,802,740	$6.05

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $1.7 million and $1.6 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $2.64, our closing stock price on the last trading day of our fourth quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock. The weighted average remaining contractual life for exercisable options is 5.43 years.

The vested and expected to vest option as of December 31, 2017 totaled 22,324,228, with aggregate intrinsic value of $1.6 million, weighted average exercise price per share of $6.04 and weighted average remaining contractual life of 6.23 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $4.7 million and $3.5 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $6.4 million, $20.7 million and $7.3 million, respectively.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$2,311	$2,133	$1,313
Research and development	8,506	8,257	5,196
Sales, general and administrative	9,535	9,172	7,331
Total stock-based compensation expense	$20,352	$19,562	$13,840

As of December 31, 2017 and December 31, 2016,  $441,000 and $389,000 of stock-based compensation cost was capitalized in inventory on our consolidated balance sheets, respectively.

The tax benefit of stock-based compensation expense was immaterial for the years ended December 31, 2017, 2016 and 2015.

Stock Options

We estimated the fair value of employee stock option using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the years ended December 31, 2017, 2016 and 2015,  the weighted average fair value at grant date per stock option was $3.08,  $5.47 and $4.75,  respectively. We recorded stock-based compensation expense for stock options of $17.2 million, $15.7 million and $10.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected term (years)	6.1 years	6.1 years	6.1 years
Expected volatility	70.0%	70.0%	70.0%
Risk-free interest rate	2.1%	1.5%	1.7%
Dividend yield	—	—	—

As of December 31, 2017, $22.5 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.5 years. Future option grants will increase the amount of compensation expense to be recorded in those future periods.

Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $2.5 million and $3.0 million, respectively.

ESPP

We estimated the fair value of ESPP using the Black-Scholes option pricing model. For the years ended December 31, 2017, 2016 and 2015,  weighted average fair value at grant date for ESPP was $2.28,  $4.21 and $2.20,  respectively. We recorded stock-based compensation expense for ESPP of $3.1 million, $3.7 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015,  the fair value of ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	70.0%	70.0%	70.0%
Risk-free interest rate	0.8%-1.4%	0.5%-0.9%	0.1%-0.7%
Dividend yield	—	—	—

For the years ended December 31, 2017 and 2016 and 2015,  1.3 million shares, 1.3 million shares and 1.1 million shares of common stock were purchased under the ESPP, respectively. Cash received through the ESPP for the years ended December 31, 2017, 2016 and 2015 was $5.3 million, $5.2 million and $4.4 million, respectively.

NOTE 10. NET LOSS PER SHARE

The following options outstanding and warrants to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Options outstanding	25,404	22,501	19,468
Warrants to purchase common stock	—	—	5,500

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

A summary of our revenue by geographic location for the years ended December 31, 2017, 2016 and 2015 is as follows, with Roche related contractual revenue classified as revenue from the United States:

	Years Ended December 31,
(in millions)	2017	2016	2015
North America	$40.6	$50.8	$68.8
Europe	13.2	20.0	9.0
Asia Pacific (including the Middle East)	39.7	19.9	15.0
Total	$93.5	$90.7	$92.8

NOTE 12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2017 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$24,915	$20,073	$23,545	$24,935
Total gross profit	8,937	8,001	8,227	9,494
Total operating expenses	32,236	32,388	29,796	30,023
Loss from operations	(23,299)	(24,387)	(21,569)	(20,529)
Net loss	(23,867)	(25,539)	(22,021)	(20,762)
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.19)	$(0.18)
Weighted average shares used in computing net loss per share (1)	92,970	97,360	115,771	116,259

	Fiscal 2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$19,127	$20,747	$25,118	$25,722
Total gross profit	9,504	10,644	12,638	11,374
Total operating expenses	28,069	28,714	29,373	29,248
Loss from operations	(18,565)	(18,070)	(16,735)	(17,874)
Net loss	(19,352)	(18,499)	(17,494)	(19,030)
Basic and diluted net loss per share	$(0.23)	$(0.21)	$(0.19)	$(0.21)
Weighted average shares used in computing net loss per share (1)	83,604	88,148	92,110	92,660

NOTE 13. SUBSEQUENT EVENT

In February 2018, we issued and sold a total of 14,375,000 shares of our common stock at a price to the public of $2.40 per share in an underwritten public offering.  We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and estimated offering expenses, were approximately $32.8 million.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, on February 15, 2018 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock under our February 2018 underwritten public offering.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer, chief financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Redwood City, California

February 26, 2018

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3. Exhibits: We have filed or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed on the accompanying Exhibit Index immediately below.

(b)Financial Statement Schedules: See Item 15(a)(2), above.

(c)Exhibits: Refer to the Exhibit Index that follows.

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Amended and Restated Bylaws	8-K	3.1	October 2, 2017
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.3+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010
10.4+	2010 Equity Incentive Plan and forms of option agreements thereunder	S-1	10.4	August 16, 2010
10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan and forms of agreement thereunder	S-1	10.6	August 16, 2010
10.7†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010
10.8†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010
10.9†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010
10.10	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010
10.11	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011
10.12	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010
10.13	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011
10.14	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010
10.15	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P, dated February 8, 2010	S-1	10.16	August 16, 2010
10.16	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011
10.17	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011
10.18	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011
10.19	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.22	March 23, 2011

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.20+	Letter Relating to Employment Terms by and between the Registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010
10.21+	Change in Control Severance Agreement by and between the Registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010
10.22+	Letter Relating to Employment Terms by and between the Registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010
10.23+	Change in Control Severance Agreement by and between the Registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010
10.24+	Employment Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012
10.25+	Change in Control Severance Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012
10.26	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012
10.27	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated November 8, 2013, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	November 12, 2013
10.28	Amendment No. 2 to Controlled Equity Offering Sales Agreement, dated February 3, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	February 3, 2015
10.29+	Letter Agreement between the Registrant and Michael Hunkapiller, dated December 14, 2012	8-K	10.1	December 14, 2012
10.30+	Letter Agreement between the Registrant and Susan K. Barnes, dated December 14, 2012	8-K	10.2	December 14, 2012
10.31	Facility Agreement, dated February 5, 2013 by and among the Registrant and the entities listed on the signature pages thereof.	8-K	10.1	February 5, 2013
10.32	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.3	February 5, 2013
10.33	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.1	April 1, 2015
10.34	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.2	April 1, 2015
10.35	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.3	April 1, 2015
10.36	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.4	April 1, 2015
10.37	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.5	April 1, 2015
10.38	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.6	April 1, 2015
10.39	Third Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.7	April 1, 2015
10.40	Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated July 23, 2015	10-Q	10.1	August 5, 2015

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.41†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015.	10-Q	10.2	August 5, 2015
10.42+	Letter Agreement between the Registrant and Michael Hunkapiller, dated May 17, 2016.	8-K	10.1	May 19, 2016
10.43+	Letter Agreement between the Registrant and Susan K. Barnes, dated May 17, 2016.	8-K	10.2	May 19, 2016
10.44†	Second Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated June 10, 2016.	10-Q	10.1	August 4, 2016
10.45+	Employment Agreement by and between the Registrant and Kevin Corcoran dated November 21, 2007.	10-K	10.48	March 6, 2017
10.46+	Change in Control Severance Agreement by and between the Registrant and Kevin Corcoran effective September 9, 2010.	10-K	10.49	March 6, 2017
10.47†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016.	10-K	10.50	March 6, 2017
10.48	Third Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated January 27, 2017.	10-K	10.51	March 6, 2017
10.49	Fourth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated May 31, 2017.	10-Q	10.1	August 2, 2017
10.50	Fifth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated September 28, 2017.	10-Q	10.1	November 2, 2017
10.51+	Letter relating to Employment Terms by and between the Registrant and Kathy Ordoñez effective October 30, 2017.	10-Q	10.2	November 2, 2017
10.52+	Change in Control Severance Agreement by and between the Registrant and Kathy Ordoñez effective October 30, 2017.	10-Q	10.3	November 2, 2017
10.53

First Amendment of Facility Agreement between the Registrant and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Deerfield Special Situation Fund, L.P., dated November 30, 2017.

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

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing

ITEM 16.FORM 10-K SUMMARY

None

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

Date: February 26, 2018

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

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	February 26, 2018

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	February 26, 2018

/s/ Kathy Ordoñez Kathy Ordoñez	Chief Commercial Officer and Director	February 26, 2018

/s/ David Botstein David Botstein	Director	February 26, 2018

/s/ William W. Ericson William W. Ericson	Director	February 26, 2018

/s/ Randall S. Livingston Randall S. Livingston	Director	February 26, 2018

/s/ John F. Milligan John F. Milligan	Director	February 26, 2018

/s/ Marshall L. Mohr Marshall L. Mohr	Director	February 26, 2018

/s/ Lucy Shapiro Lucy Shapiro	Director	February 26, 2018