Form 10-Q
period 2018-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2018-05-02
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2018:  131,876,642

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$25,458	$16,507
Investments	53,802	46,365
Accounts receivable	8,452	13,433
Inventory	25,930	23,065
Prepaid expenses and other current assets	2,057	2,249
Total current assets	115,699	101,619
Property and equipment, net	36,704	37,920
Long-term restricted cash	4,500	4,500
Other long-term assets	46	45
Total assets	$156,949	$144,084
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,567	$9,093
Accrued expenses	10,243	12,618
Deferred service revenue, current	5,993	6,319
Other liabilities, current	145	605
Total current liabilities	24,948	28,635
Deferred service revenue, non-current	1,094	1,075
Deferred rent, non-current	14,285	14,453
Notes payable, non-current	13,872	13,635
Financing derivative	12	183
Total liabilities	54,211	57,981

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 131,872 and 116,277 shares at March 31, 2018 and December 31, 2017, respectively	132	116
Additional paid-in-capital	1,006,367	965,752
Accumulated other comprehensive loss	(38)	(32)
Accumulated deficit	(903,723)	(879,733)
Total stockholders’ equity	102,738	86,103
Total liabilities and stockholders’ equity	$156,949	$144,084

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands, except per share amounts)	2018	2017
Revenue:
Product revenue	$16,282	$21,294
Service and other revenue	3,080	3,621
Total revenue	19,362	24,915
Cost of revenue:
Cost of product revenue	9,019	11,362
Cost of service and other revenue	3,047	4,616
Total cost of revenue	12,066	15,978
Gross profit	7,296	8,937
Operating expense:
Research and development	16,311	16,971
Sales, general and administrative	14,934	15,265
Total operating expense	31,245	32,236
Operating loss	(23,949)	(23,299)
Interest expense	(581)	(838)
Other income (expense), net	351	270
Net loss	(24,179)	(23,867)
Other comprehensive loss:
Unrealized loss on investments	(6)	(8)
Comprehensive loss	$(24,185)	$(23,875)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.26)
Shares used in computing basic and diluted net loss per share	123,768	92,970

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three-Month Periods Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(24,179)	$(23,867)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,802	2,850
Amortization of debt discount and financing costs	237	319
Gain on derivative	(171)	(148)
Stock-based compensation	5,282	4,984
Other items	(38)	3
Changes in assets and liabilities
Accounts receivable	4,981	980
Inventory	(2,720)	(149)
Prepaid expenses and other assets	312	3,377
Accounts payable	(942)	(89)
Accrued expenses	(2,402)	(4,763)
Deferred service revenue	(307)	(260)
Other liabilities	(628)	92
Net cash used in operating activities	(18,773)	(16,671)
Cash flows from investing activities
Purchase of property and equipment	(344)	(2,668)
Purchase of investments	(31,547)	(10,419)
Sales of investments	2,442	3,662
Maturities of investments	21,700	34,905
Net cash provided by (used in) investing activities	(7,749)	25,480
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,487	3,408
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	32,986	—
Net cash provided by financing activities	35,473	3,408
Net increase in cash and cash equivalents and restricted cash	8,951	12,217
Cash and cash equivalents and restricted cash at beginning of period	21,007	21,265
Cash and cash equivalents and restricted cash at end of period	$29,958	$33,482

Cash and cash equivalents at end of period	25,458	28,982
Restricted cash at end of period	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$29,958	$33,482

Supplemental disclosure of non-cash investing and financing activities
Changes in unpaid property and equipment	$319	$5,356
Changes in deposits for property and equipment paid in prior period	$—	$9,694
Property and equipment paid by landlord	$—	$12,600
Impact from adoption of ASC 606 Revenue from Contracts with Customers	$189	$—
Inventory transferred to (from) property and equipment	$(343)	$435

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Translation adjustments resulting from translating foreign subsidiaries’ results of operations and assets and liabilities into U.S. dollars are immaterial for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, revenue valuation, the valuation of a financing derivative and long-term notes, the valuation and recognition of share-based compensation, the expected renewal period for service contracts, the useful lives assigned to long-lived assets, and the computation provisions for income taxes. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2018 and December 31, 2017 respectively (in thousands):

	March 31, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$19,725	$—	$—	$19,725	$14,858	$—	$—	$14,858
Commercial paper	—	5,733	—	5,733	—	1,649	—	1,649
Total cash and cash equivalents	19,725	5,733	—	25,458	14,858	1,649	—	16,507
Investments:
Commercial paper	—	27,358	—	27,358	—	20,394	—	20,394
Corporate debt securities	—	5,616	—	5,616	—	9,034	—	9,034
US government & agency securities	—	20,828	—	20,828	—	16,937	—	16,937
Total investments	—	53,802	—	53,802	—	46,365	—	46,365
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$24,225	$59,535	$—	$83,760	$19,358	$48,014	$—	$67,372

Liabilities
Financing derivative	$—	$—	$12	$12	$—	$—	$183	$183
Total liabilities measured at fair value	$—	$—	$12	$12	$—	$—	$183	$183

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the three-month period ended March 31, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 9.2% and 10.3% weighted average market yield at March 31, 2018 and December 31, 2017, respectively. Refer to “Note 5. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,971	$13,872	$15,664	$13,635

Net Loss per Share

The following outstanding common stock options, restricted stock units, or “RSUs”, with time-based vesting and RSUs with performance-based vesting were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See “Note 7. Stockholders’ Equity” for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting

	Three Months Ended March 31,
(in thousands)	2018	2017
Options to purchase common stock	28,879	26,656
RSUs with time-based vesting	355	—
RSUs with performance-based vesting	652	—

Concentration and Other Risks

For the three-month periods ended March 31, 2018 and 2017, one of our customers, Gene Company Limited, accounted for approximately 29% and 30% of our total revenue, respectively.

Significant Accounting Policies

Except as noted below relating to our adoption of ASC 606, there have been no material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. We expect to adopt this standard beginning in 2019. We do not expect that this standard will have a material impact on our operating results, but we do expect that upon adoption, it will have a material impact on our assets and liabilities. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. We are currently quantifying the impact of adoption.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash of $4.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. As a result of adoption, net cash flows for the three months ended March 31, 2017 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively Accounting Standards Codification, or ASC 606). ASC 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The revenue recognition principle in ASC 606 is that an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On January 1, 2018, we adopted ASC 606 using the modified retrospective method with the cumulative effect of adoption recognized as an adjustment to our accumulated deficit on January 1, 2018. Prior period financial statements and disclosures have not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three-month period ended March 31, 2018. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Upon adopting ASC 606, the incremental direct costs of obtaining a contract are now deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current and included it in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. At March 31, 2018, we had $0.2 million of deferred commissions included in “Prepaid expenses and other current assets” which will be recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$2,249	$189	$2,438
Liabilities and Stockholders' Equity
Accumulated deficit	(879,733)	189	(879,544)

In accordance with ASC 606, the disclosure of the impact of adoption on our condensed consolidated statement of operations and comprehensive loss, condensed consolidated balance sheet and condensed consolidated statement of cash flows for the period ended March 31, 2018 was as follows (in thousands):

	For the three-month period ended March 31, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Operating Expense:
Sales, general and administrative	$14,934	$14,949	$(15)

	As of March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$2,057	$1,853	$204
Liabilities and Stockholders' Equity
Accumulated deficit	$(903,723)	$(903,927)	$204

	For the three-month period ended March 31, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Cash Flows from Operating Activities
Net loss	$(24,179)	$(24,194)	$15
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses and other current assets	$312	$297	$15
Supplemental disclosure of non-cash activities
Impact from adopting ASC 606	$189	$—	$189

A summary of our revenue by category for the three-month periods ended March 31, 2018 and 2017 is as follows (in thousands):

	Three-month periods ended March 31,
(in thousands)	2018	2017 (1)
Instrument revenue	$7,144	$12,633
Consumable revenue	9,138	8,661
Product revenue	16,282	21,294
Service and other revenue	3,080	3,621
Total revenue	$19,362	$24,915

(1)  As noted above, prior period amounts have not been adjusted under the modified retrospective method.

A summary of our revenue by geographic location for the three-month periods ended March 31, 2018 and 2017 is as follows:

	Three-month periods ended March 31,
(in millions)	2018	2017 (1)
North America	$7.8	$10.8
Europe (including the Middle East and Africa)	4.0	4.3
Asia Pacific	7.6	9.8
Total	$19.4	$24.9

(1)  As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables; Service and other revenue consist primarily of revenue earned from product maintenance agreements with some additional revenue from instrument lease agreements and grant revenue.

We account for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Our instrument sales are generally sold in a bundled arrangement and commonly include the instrument, instrument accessories, installation, training, and consumables. Additionally, our instrument sale arrangements generally include a one-year period of service. For such bundled arrangements, we account for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our customers cannot benefit from the system without installation, and installation can only be performed by us or qualified distributors. As a result, the system and installation are considered to be a single performance obligation recognized after installation is completed except for sales to qualified distributors, in which case the system is distinct and recognized when control has transferred to the distributor which typically occurs upon shipment.

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price ("SSP"). The SSP is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as the performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities primarily consist of deferred revenue. We record deferred service revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred service revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as the Company is standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation. As of March 31, 2018, we had a total of $7.1 million deferred service revenue from our service contracts, $6.0 million of which was recorded as “deferred service revenue, current” to be recognized over the next year and the remaining $1.1 million was recorded as “deferred service revenue, non-current” to be recognized in the next 2 to 5 years. Revenue recorded in the three months ended March 31, 2018 includes $2.3 million of previously deferred revenue that was included in “deferred service revenue, current” as of December 31, 2017. Contract assets as of December 31, 2017 and March 31, 2018 were not material.

Instrument lease agreements - Instrument leases are generally classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term, once the lessee takes (or has the right to take) control/possession of the property under the lease. Effectively, this occurs once the installation is complete and control of the instrument is transferred to our customers.

Other practical expedients and exemptions - Customers generally are invoiced upon acceptance of the system, which is also the start of the one-year service period. As such, there is typically not more than a one-year difference between the receipt of cash and the provision of services.  Therefore, we apply the practical expedient and do not account for any potential significant financing benefit.   However, it is noted that some customers will pre-order extended service periods at the time of the initial system sale. These customers may choose to make quarterly or annual payments, or prepay multiple years of service upfront but there is no pricing difference between these different payment options.  As such, no significant financing component is believed to exist with any of our existing arrangements.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$19,725	$—	$—	$19,725
Commercial paper	5,734	—	(1)	5,733
Total cash and cash equivalents	25,459	—	(1)	25,458
Investments:
Commercial paper	27,378	—	(20)	27,358
Corporate debt securities	5,626	—	(10)	5,616
US government & agency securities	20,835	—	(7)	20,828
Total investments	53,839	—	(37)	53,802
Total cash, cash equivalents and investments	$79,298	$—	$(38)	$79,260
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858
Commercial paper	1,649	—	—	1,649
Total cash and cash equivalents	16,507	—	—	16,507
Investments:
Commercial paper	20,408	—	(14)	20,394
Corporate debt securities	9,043	—	(9)	9,034
US government & agency securities	16,946	—	(9)	16,937
Total investments	46,397	—	(32)	46,365
Total cash, cash equivalents and investments	$62,904	$—	$(32)	$62,872
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2018:

(in thousands)	Fair Value
Due in one year or less	$59,535

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4.  BALANCE SHEET COMPONENTS

Inventory

As of March 31, 2018 and December 31, 2017,  our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2018	2017
Purchased materials	$7,356	$8,884
Work in process	11,061	9,994
Finished goods	7,513	4,187
Inventory	$25,930	$23,065

NOTE 5. NOTES PAYABLE

As of March 31, 2018, payments due under our notes payable, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2018	$1,047
2019	1,400
2020	16,491
Total remaining payments	18,938
Less: interest and discounts	(5,066)
Notes payable	$13,872

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the future annual minimum lease payments under all noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2018	$5,121
2019	6,930
2020	7,056
2021	7,272
2022	7,488
Thereafter	39,222
Total minimum lease payments	$73,089

Rent expense for each of the three-month periods ended March 31, 2018 and 2017 was $1.6 million.

Legal

USITC Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement. On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We sought exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint was based on our U.S. Patent No. 9,404,146, entitled

“Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We sought, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents. On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, and we did not oppose the motion. The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision. On February 7, 2018, the USITC issued a notice indicating that it had determined to adopt the ALJ’s claim construction and terminating the investigation. On February 13, 2018, we filed a petition to appeal the USITC’s ruling to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400 (the “400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT Inc.’s motion to dismiss.

Related to this proceeding, on March 15, 2018, ONT Inc. filed a petition to institute an inter partes review with the U.S. Patent and Trademark Office, alleging invalidity of the ‘400 Patent.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 (the “056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the 9,738,929 patent recite patent ineligible subject matter. On January 5, 2018, we filed our opposition to this motion. A hearing on this motion was held on February 27, 2018.  On March 22, 2018, the judge denied ONT Inc.’s motion to dismiss. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “‘323 Patent”), also entitled “Nanopore sequencing using n-mers.” On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims, seeking declaratory judgements of non-infringement and invalidity of the asserted patents and unenforceability of the ‘056 and ‘323 patents based on alleged inequitable conduct before the U.S. Patent and Trademark Office, as well as antitrust and unfair competition counterclaims.

A trial for the U.S. District Court matters is scheduled to occur in March 2020.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against ONT Ltd. and Metrichor for infringement of Patent EP(UK) 3 045 542, which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.  A case management conference was held on June 13, 2017.  On August 31, 2017 we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904.   On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. On January 12, 2018 we served reply to ONT Ltd.’s request for a declaration of non-infringement, asserting infringement of both patents by ONT’s 1D2 product. A trial for these matters is scheduled to occur in May 2018.

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

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our EP 3 045 542 patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Quarterly Report on Form 10-Q. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Underwritten Public Equity Offering

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

In February 2018, we entered into an underwriting agreement,  relating to the public offering of 12,500,000 shares of our common stock, $0.001 par value per share, at a price to the public of $2.40 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the Underwriters’ option, closed in February 2018. In total, we sold 14.4 million shares of our common stock at a price of $2.40 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $33.1 million, which excludes approximately $0.3 million of offering expenses. At March 31, 2018, $134,000 of the $0.3 million offering expense was paid.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in February 2018 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock in our public offering.

Equity Plans

As of March 31, 2018, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan  (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan  (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2018, an additional 5.8 million shares were reserved under the 2010 Plan, an additional 1.2 million shares were reserved under the 2010 Director Plan and an additional 2.3 million shares were reserved under the ESPP.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the three-month period ended March 31, 2018 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2017	6,795	25,404	$1.16 – 16.00	$6.10
Additional shares reserved	6,976
Options granted	(3,873)	3,873	2.54 – 2.63	2.55
Options exercised	—	(106)	1.16 – 2.52	2.36
Options canceled	292	(292)	2.52 – 16.0	6.07
Balances, March 31, 2018	10,190	28,879	$1.16 – 16.00	$5.63

Restricted Stock Units, or “RSUs”

Time-based RSUs

Beginning in the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors has approved awards of RSUs with time-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. For RSUs that vest, we withhold a number of shares of common stock equal in value to the amount of the minimum statutory tax withholding obligations that arise due to such vesting, and issue shares of common stock for the remainder of the vested amount. The settlement of vested RSUs on a net share basis results in fewer shares issued by us.

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of 355,000 time-based RSUs from the 2010 Plan to certain of our employees. The fair value of the time-based RSUs was determined using the stock price of our common stock on the date of the grant, which was $2.54 per share for the grant date of February 15, 2018 and $2.63 per share for the grant date of March 15, 2018.  For the three-month period ended March 31, 2018, we recorded compensation expense of $19,000 related to time-based RSUs.

Performance-based RSUs

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the certain performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued.

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of 651,839 performance-based RSUs from the 2010 Plan to certain of our employees. The fair value of the performance-based RSUs was determined using the stock price of our common stock on the date of the grant which was $2.54 for the grant date of February 15, 2018 and $2.63 for the grant date of March 15, 2018.  For the three-month period ended March 31, 2018, we recognized compensation expense of $90,000 related to performance-based RSUs. As of March 31, 2018, all 651,839 performance-based RSUs remained unvested.

ESPP shares

Shares issued under our ESPP totaled 1,113,790  and 750,005 shares during the three-month periods ended March 31, 2018  and 2017, respectively. As of March 31, 2018,  2,513,677 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three-month periods ended March 31, 2018 and 2017, respectively (in thousands):

	Three-Month Periods Ended March 31,
	2018	2017
Cost of revenue	$664	$523
Research and development	2,222	2,030
Sales, general and administrative	2,396	2,431
Total stock-based compensation expense	$5,282	$4,984

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended March 31,
Stock Option	2018	2017
Expected term in years	5.2	6.1
Expected volatility	67%	70%
Risk-free interest rate	2.5%	2.1%
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended March 31,
ESPP	2018	2017
Expected term in years	0.5-2.0	0.5-2.0
Expected volatility	67%	70%
Risk-free interest rate	1.9%-2.2%	0.8%-1.3%
Dividend yield	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

In February 2018, we closed an underwritten public equity follow-on offering pursuant to which we sold, in total, 14.4 million shares of our common stock at a price of $2.40 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $33.1 million, which excludes approximately $0.3 million of offering expenses. At March 31, 2018, $134,000 of the $0.3 million offering expense was paid.

Basis of Presentation

Revenue

During the three-month periods ended March 31, 2018 and 2017, product revenue was primarily derived from the sale of 1) Sequel instruments, and 2) consumables associated with Sequel and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

Revenue Recognition

We adopted FASB ASC 606,  Revenue from Contracts with Customers on January 1, 2018, using the modified retrospective method. Please see "Revenue Recognition" policy in the Note 2 “Summary of significant Accounting Policies” of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the three-month periods ended March 31, 2018 and 2017

	Three-Month Periods Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2018	2017
	(unaudited)
Revenue:
Product revenue	$16,282	$21,294	$(5,012)	(24%)
Service and other revenue	3,080	3,621	(541)	(15%)
Total revenue	19,362	24,915	(5,553)	(22%)
Cost of Revenue:
Cost of product revenue	9,019	11,362	(2,343)	(21%)
Cost of service and other revenue	3,047	4,616	(1,569)	(34%)
Total cost of revenue	12,066	15,978	(3,912)	(24%)
Gross profit	7,296	8,937	(1,641)	(18%)
Operating Expense:
Research and development	16,311	16,971	(660)	(4%)
Sales, general and administrative	14,934	15,265	(331)	(2%)
Total operating expense	31,245	32,236	(991)	(3%)
Operating loss	(23,949)	(23,299)	(650)	(3%)
Interest expense	(581)	(838)	257	31%
Other income (expense), net	351	270	81	30%
Net loss	$(24,179)	$(23,867)	$(312)	(1%)

Revenue

Total revenue for the three-month period ended March 31, 2018 was $19.4 million, compared to $24.9 million for the same period during 2017.

Product revenue of $16.3 million for the three-month period ended March 31, 2018 consisted of $7.2 million from sales of Sequel instruments and $9.1 million from sales of consumables, compared to total product revenue of $21.3 million for the same period during 2017, consisting of $12.6 million from sales of Sequel and RS II instruments and $8.7 million from sales of consumables. The decrease in instrument sales was primarily attributable to the fact that in the first half of 2016 we were installing a low number of instruments while we worked out our Sequel chip production challenges. This staggered instrument roll-out created a large backlog that was worked down during the second-half of 2016 and into early 2017.  This consequently led to a  higher number of instruments recognized into revenue during the three-month period ended March 31, 2017.

Service and other revenue of $3.1 million and $3.6 million for the three-month periods ended March 31, 2018 and 2017, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Lower year over year service revenue is expected to continue until the Sequel service revenue from a growing install base outstrips the decrease in the higher priced RS II service revenue which is declining as RS II customers transition to Sequel instruments.

Gross Profit

Gross profit for the three-month period ended March 31, 2018 was $7.3 million, resulting in a gross margin of 37.7%, compared to gross profit of $8.9 million, resulting in a gross margin of 35.9% for the same period during 2017.

Cost of product revenue was $9.0 million for the three-month period ended March 31, 2018, compared to cost of product revenue of $11.4 million for the same period during 2017. Cost of service and other revenue for the three-month period ended March 31, 2018 was $3.0 million, compared to $4.6 million for the same period during 2017. The decrease in cost of product revenue of $2.4 million was primarily driven by the lower instrument sales while the decrease in cost of service and other revenue of $1.6 million was primarily due to an extra charge of $1.2 million in the three-month period ended March 31, 2017 to cost of service relating to leased RS II instruments due to a change in the estimated useful life of these instruments.

Research and Development Expense

During the three-month period ended March 31, 2018, research and development expense decreased by $0.7 million, or 3.9%, compared to the same period during 2017. The decrease in research and development expense was primarily attributable to a decrease in chip development costs. Research and development expense included stock-based compensation expense of $2.2 million and $2.0 million during the three-month periods ended March 31, 2018 and 2017, respectively.

Sales, General and Administrative Expense

During the three-month period ended March 31, 2018, sales, general and administrative expense decreased by $0.3 million, or 2.2%, compared to the same period during 2017. The decrease in sales, general and administrative expense was primarily attributable to a decrease of $1.1 million in consulting and professional fees, including legal fees incurred in connection with the patent infringement litigation in the three-month period ended March 31, 2017. This decrease was partially offset by an increase of $0.3 million in compensation expense and an increase of $0.3 million in depreciation expense. Sales, general and administrative expense included stock-based compensation expense of $2.4 million and $2.4 million during the three-month periods ended March 31, 2018 and 2017, respectively.

Interest Expense

Interest expense for the three-month period ended March 31, 2018 decreased by $0.3 million compared to the same period during 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of March 31, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at March 31, 2018 totaled $79.3 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least twelve months from the filing of this Quarterly Report on Form 10-Q; however, we may need to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our operating plans and financial forecast for 2018, which includes various assumptions regarding demand for our products.

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

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms.  If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would  have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the three-month periods ended March 31, 2018 and 2017 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $18.8 million of cash from operating activities for the three-month period ended March 31, 2018, compared to cash usage of $16.7 million for the same period in 2017.

Cash used in operating activities for the three-month period ended March 31, 2018 was due primarily to a net loss of $24.2 million,  offset by non-cash items such as stock-based compensation of $5.3 million and depreciation of $1.8 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $5.0 million in accounts receivable, partially offset by an increase of $2.7 million in inventory and a decrease of $2.4 million in accrued expenses.

Cash used in operating activities for the three-month period ended March 31, 2017 primarily reflected a net loss of $23.9 million, offset by non-cash items such as stock-based compensation of $5.0 million and depreciation of $2.9 million. Additionally, net loss included $1.5 million of straight-line rent expense during the rent abatement period under the O’Brien Lease. Additionally, the change in net operating assets and liabilities was attributed to a decrease in accrued expenses of $4.8 million, partially offset by a decrease in prepaid expenses and other assets of $3.4 million, of which $2.6 million related to the payments we received from our prior landlord as a result of exiting a portion of our prior facilities.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $7.7 million of cash from investing activities for the three-month period ended March 31, 2018, compared a net increase in cash of $25.5 million from investing activities for the three-month period ended March 31, 2017.

Cash used in investing activities for the three-month period ended March 31, 2018 was due primarily to net purchase of investments of $7.4 million.

Cash provided by investing activities for the three-month period ended March 31, 2017 reflected net maturities and sales of investments of $28.1 million, partially offset by net purchases of property and equipment of $2.7 million.

Financing Activities

We had $35.5 million of cash provided from financing activities for the three-month period ended March 31, 2018, compared to $3.4 million of cash provided from financing activities for the same period in 2017.

Cash provided by financing activities during the three-month period ended March 31, 2018 was due primarily to net proceeds of $33.0 million from our underwritten public equity follow-on offering, after deducting underwriter commissions and paid offering expenses, and $2.5 million from the issuance of common stock through our equity compensation plans.

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

Underwritten Public Equity Offering

In February 2018, we entered into an underwriting agreement,  relating to the public offering of 12,500,000 shares of our common stock, $0.001 par value per share, at a price to the public of $2.40 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the Underwriters’ option, closed in February 2018. In total, we sold 14.4 million shares of our common stock at a price of $2.40 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $33.1 million, which excludes approximately $0.3 million of offering expenses. At March 31, 2018, $134,000 of the $0.3 million offering expense was paid.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in February 2018 holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock in our public offering.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of March

31, 2018, we had an outstanding principal amount $16.0 million remaining in the Notes.

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

Lease

On July 22, 2015, we entered into a new lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter is $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both March 31, 2018 and December 31, 2017.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fun raising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 6. “Commitments and Contingencies” of Item 1. of Financial Statements under Part I – Financial Information.

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

We are not cash flow positive and may not have sufficient cash to fund our current and planned operations.

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms.  If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.   If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System.  We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, in December 2016, Roche elected to terminate our agreement with

Roche, and the termination became effective in the first quarter of 2017. We therefore need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach, including the markets that Roche would have addressed under its agreement with us.

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

There are also several companies that are in the process of developing or have already developed new, competing or potentially competing technologies, products and/or services, including Oxford Nanopore Technologies Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement with the U.S. International Trade Commission, in the U.S. District Court for the District of Delaware, in the High Court of England and Wales, and the District Court of Mannheim, Germany. Oxford Nanopore Technologies Ltd. has filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement, and its subsidiary, Oxford Nanopore Technologies, Inc., has filed counterclaims against us in the U.S. District Court for the District of Delaware seeking declaratory judgements of non-infringement, invalidity and unenforceability of the asserted patents, as well as antitrust and unfair competition counterclaims. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions.  We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, and South Africa. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts.  Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources.  If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•	challenges in staffing and managing foreign operations;
•	potentially longer sales cycles and more time required to educate customers on the benefits of our platform outside of the United States;
•	the potential need for localized software and documentation;

•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•	U.S. and foreign government trade restrictions, including those which may impose restrictions on importation of programming, technology, or components to or from the U.S.;
•

U.S. government trade restrictions, including those which may impose restrictions, including prohibitions, on the exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•	changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs proposed in March 2018 by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remains uncertain;

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

In conducting our international operations, we are subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010.  Additionally, the inclusion of one of our foreign customers on any U.S. Government sanctioned persons list, including but not limited to the U.S. Department of Commerce’s List of Denied Persons and the U.S. Department of Treasury’s List of Specially Designated Nationals and Blocked Persons List, could be material to our earnings.  Failure to comply with these laws may subject us to claims or financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition.  These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in several legal proceedings for patent infringement and related matters with ONT and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings, and there are no assurances that we can be successful in appealing or otherwise overturning any such rulings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for the Company. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd and Harvard University have filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products and services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011

3.2	Amended and Restated Bylaws	8-K	3.1	October 2, 2017

10.1	2010 Equity Incentive Plan forms of agreement
10.2	2010 Outside Director Equity Incentive Plan forms of agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 2, 2018	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer