Form 10-Q
period 2018-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2018-08-03
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2018:  131,941,955

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$23,058	$16,507
Investments	40,433	46,365
Accounts receivable	7,446	13,433
Inventory	23,440	23,065
Prepaid expenses and other current assets	2,035	2,249
Total current assets	96,412	101,619
Property and equipment, net	36,103	37,920
Long-term restricted cash	4,500	4,500
Other long-term assets	43	45
Total assets	$137,058	$144,084
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,169	$9,093
Accrued expenses	10,935	12,618
Deferred service revenue, current	6,416	6,319
Other liabilities, current	744	605
Total current liabilities	22,264	28,635
Deferred service revenue, non-current	1,053	1,075
Deferred rent, non-current	14,106	14,453
Notes payable, non-current	14,121	13,635
Financing derivative	40	183
Total liabilities	51,584	57,981

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 131,888 and 116,277 shares at June 30, 2018 and December 31, 2017, respectively	132	116
Additional paid-in-capital	1,011,621	965,752
Accumulated other comprehensive loss	(16)	(32)
Accumulated deficit	(926,263)	(879,733)
Total stockholders’ equity	85,474	86,103
Total liabilities and stockholders’ equity	$137,058	$144,084

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue:
Product revenue	$18,485	$16,548	$34,767	$37,842
Service and other revenue	3,093	3,525	6,173	7,146
Total revenue	21,578	20,073	40,940	44,988
Cost of revenue:
Cost of product revenue	9,858	8,155	18,877	19,517
Cost of service and other revenue	2,858	3,917	5,905	8,533
Total cost of revenue	12,716	12,072	24,782	28,050
Gross profit	8,862	8,001	16,158	16,938
Operating expense:
Research and development	15,664	16,883	31,975	33,854
Sales, general and administrative	14,943	15,505	29,877	30,770
Total operating expense	30,607	32,388	61,852	64,624
Operating loss	(21,745)	(24,387)	(45,694)	(47,686)
Interest expense	(598)	(826)	(1,179)	(1,664)
Other income (expense), net	(197)	(326)	154	(56)
Net loss	(22,540)	(25,539)	(46,719)	(49,406)
Other comprehensive loss:
Unrealized income (loss) on investments	22	(13)	16	(21)
Comprehensive loss	$(22,518)	$(25,552)	$(46,703)	$(49,427)

Net loss per share:
Basic and diluted net loss per share	$(0.17)	$(0.26)	$(0.37)	$(0.52)
Shares used in computing basic and diluted net loss per share	131,882	97,360	127,847	95,177

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Month Periods Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(46,719)	$(49,406)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,611	4,839
Amortization of debt discount and financing costs	486	652
(Gain) Loss on derivative	(143)	485
Stock-based compensation	10,506	9,994
Other items	(194)	87
Changes in assets and liabilities
Accounts receivable	5,987	1,896
Inventory	(560)	(2,240)
Prepaid expenses and other assets	337	6,368
Accounts payable	(4,765)	(1,944)
Accrued expenses	(1,683)	(2,266)
Deferred service revenue	75	(349)
Other liabilities	(208)	2,404
Net cash used in operating activities	(33,270)	(29,480)
Cash flows from investing activities
Purchase of property and equipment	(1,700)	(6,116)
Disposal of property and equipment	—	12
Purchase of investments	(44,500)	(61,181)
Sales of investments	2,442	3,662
Maturities of investments	48,200	46,511
Net cash provided by (used in) investing activities	4,442	(17,112)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	2,517	6,231
Notes payable principal paying off	—	(4,500)
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	—	11,865
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	32,862	52,709
Net cash provided by financing activities	35,379	66,305
Net increase in cash and cash equivalents and restricted cash	6,551	19,713
Cash and cash equivalents and restricted cash at beginning of period	21,007	21,265
Cash and cash equivalents and restricted cash at end of period	$27,558	$40,978

Cash and cash equivalents at end of period	23,058	36,478
Restricted cash at end of period	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$27,558	$40,978

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$492	$608
Changes in unpaid property and equipment	$159	$3,323
Property and equipment paid by landlord	$—	$12,600
Changes in deposits for property and equipment paid in prior period	$—	$9,694
Property and equipment returned to landlord	$—	$1,854

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

Our most advanced products offered today include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously.  We are continuously developing new products including what we refer to as the SMRT Cell 8M, which is designed to have up to eight  times as much throughput capability as the current Sequel SMRT Cell 1M.  We anticipate starting beta testing of the SMRT Cell 8M in early 2019 and launching this new product more broadly some months thereafter.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three- and six- month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Translation adjustments resulting from translating foreign subsidiaries’ results of operations and assets and liabilities into U.S. dollars are immaterial for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, revenue valuation, the valuation of a financing derivative and long-term notes, the valuation and recognition of share-based compensation, the expected renewal period for service contracts, the useful lives assigned to long-lived assets, and the computation of provisions for income taxes. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2018 and December 31, 2017 respectively (in thousands):

	June 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$16,438	$—	$—	$16,438	$14,858	$—	$—	$14,858
Commercial paper	—	6,620	—	6,620	—	1,649	—	1,649
Total cash and cash equivalents	16,438	6,620	—	23,058	14,858	1,649	—	16,507
Investments:
Commercial paper	—	22,062	—	22,062	—	20,394	—	20,394
Corporate debt securities	—	4,369	—	4,369	—	9,034	—	9,034
US government & agency securities	—	14,002	—	14,002	—	16,937	—	16,937
Total investments	—	40,433	—	40,433	—	46,365	—	46,365
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$20,938	$47,053	$—	$67,991	$19,358	$48,014	$—	$67,372

Liabilities
Financing derivative	$—	$—	$40	$40	$—	$—	$183	$183
Total liabilities measured at fair value	$—	$—	$40	$40	$—	$—	$183	$183

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the six-month period ended June 30, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 9.3% and 10.3% weighted average market yield at June 30, 2018 and December 31, 2017, respectively. Refer to “Note 5. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,939	$14,121	$15,664	$13,635

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

	Six Months Ended June 30,
(in thousands)	2018	2017
Options to purchase common stock	28,601	25,592
RSUs with time-based vesting	355	—
RSUs with performance-based vesting	652	—

Concentration and Other Risks

For the three- and six- month periods ended June 30, 2018, one of our customers, Gene Company Limited, accounted for approximately 33% and 31% of our total revenue, respectively.  For the three- and six- month periods ended June 30, 2017, the same customer, Gene Company Limited, accounted for approximately 26% and 28% of our total revenue, respectively. Gene Company Limited is our distributor in China.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at June 30, 2018 totaled $63.5 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least twelve months from the filing of this Quarterly Report on Form 10-Q; however, we may need to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our operating plans and financial forecast for 2018, which includes various assumptions regarding demand for our products.

Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to obtain new collaboration, distribution and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms.  If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Significant Accounting Policies

Except as noted below relating to our adoption of ASC 606, there have been no material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting,  to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We expect to adopt this standard beginning in 2019. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We are currently evaluating the impact of this standard on our Consolidated Financial Statements and whether we will make the allowed election.

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

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash of $4.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. As a result of adoption, net cash flows for the six months ended June 30, 2017 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASC 606). ASC 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The revenue recognition principle in ASC 606 is that an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On January 1, 2018, we adopted ASC 606 using the modified retrospective method with the cumulative effect of adoption recognized as an adjustment to our accumulated deficit on January 1, 2018. Prior period financial statements and disclosures have not been restated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three-and six- month periods ended June 30, 2018. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$2,249	$189	$2,438
Liabilities and Stockholders' Equity
Accumulated deficit	(879,733)	189	(879,544)

In accordance with ASC 606, the disclosure of the impact of adoption on our condensed consolidated statement of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows for the three- and six- month periods ended June 30, 2018 was as follows (in thousands):

	For the three-month period ended June 30, 2018			For the six-month period ended June 30, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Operating Expense:
Sales, general and administrative	$14,943	$14,963	$(20)	$29,877	$29,912	$(35)

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$2,035	$1,812	$223
Liabilities and Stockholders' Equity
Accumulated deficit	$(926,263)	$(926,040)	$223

	For the six-month period ended June 30, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Cash Flows from Operating Activities
Net loss	$(46,719)	$(46,754)	$35
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses and other current assets	$337	$302	$35

At June 30, 2018, we had $0.2 million of deferred commissions included in “Prepaid expenses and other current assets” which will be recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by category for the three-and six-month periods ended June 30, 2018 and 2017 is as follows (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Instrument revenue	$8,525	$7,119	$15,669	$19,752
Consumable revenue	9,960	9,429	19,098	18,090
Product revenue	18,485	16,548	34,767	37,842
Service and other revenue	3,093	3,525	6,173	7,146
Total revenue	$21,578	$20,073	$40,940	$44,988

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

A summary of our revenue by geographic location for the three- and six-month periods ended June 30, 2018 and 2017 is as follows (in thousands):

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2018	2017 (1)	2018	2017 (1)
North America	$9,204	$10,227	$17,015	$21,012
Europe (including the Middle East and Africa)	3,687	2,909	7,700	7,233
Asia Pacific	8,687	6,937	16,225	16,743
Total	$21,578	$20,073	$40,940	$44,988

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price (“SSP”). The SSP is determined based on observable prices at which we separately sell the products and services. If an SSP is not directly observable, then we will estimate the SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as the performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities primarily consist of deferred revenue. We record deferred service revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred service revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as the Company is standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation. As of June 30, 2018, we had a total of $7.5 million of deferred service revenue from our service contracts, $6.4 million of which was recorded as “deferred service revenue, current” to be recognized over the next year and the remaining $1.1 million was recorded as “deferred service revenue, non-current” to be recognized in the next 2 to 4 years. Revenue recorded in the six months ended June 30, 2018 includes $4.2 million of previously deferred revenue that was included in “deferred service revenue, current” and “deferred service revenue, non-current”, respectively, as of December 31, 2017. Contract assets as of December 31, 2017 and June 30, 2018 were not material.

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

Other practical expedients and exemptions - Customers generally are invoiced upon acceptance of the system, which is also the start of the one-year service period. As such, there is typically not more than a one-year difference between the receipt of cash and the provision of services.  Therefore, we apply the practical expedient and do not account for any potential significant financing benefit.   However, it is noted that some customers will pre-order extended service periods at the time of the initial system sale. These customers may choose to make quarterly or annual payments or prepay multiple years of service upfront but there is no pricing difference between these different payment options.  As such, no significant financing component is believed to exist with any of our existing arrangements.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$16,438	$—	$—	$16,438
Commercial paper	6,621	—	(1)	6,620
Total cash and cash equivalents	23,059	—	(1)	23,058
Investments:
Commercial paper	22,065	—	(3)	22,062
Corporate debt securities	4,375	—	(6)	4,369
US government & agency securities	14,008	—	(6)	14,002
Total investments	40,448	—	(15)	40,433
Total cash, cash equivalents and investments	$63,507	$—	$(16)	$63,491
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858
Commercial paper	1,649	—	—	1,649
Total cash and cash equivalents	16,507	—	—	16,507
Investments:
Commercial paper	20,408	—	(14)	20,394
Corporate debt securities	9,043	—	(9)	9,034
US government & agency securities	16,946	—	(9)	16,937
Total investments	46,397	—	(32)	46,365
Total cash, cash equivalents and investments	$62,904	$—	$(32)	$62,872
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2018:

(in thousands)	Fair Value
Due in one year or less	$47,053

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4.  BALANCE SHEET COMPONENTS

Inventory

As of June 30, 2018 and December 31, 2017,  our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2018	2017
Purchased materials	$6,877	$8,884
Work in process	10,358	9,994
Finished goods	6,205	4,187
Inventory	$23,440	$23,065

NOTE 5. NOTES PAYABLE

As of June 30, 2018, payments due under our notes payable, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2018	$702
2019	1,400
2020	16,491
Total remaining payments	18,593
Less: interest and discounts	(4,472)
Notes payable	$14,121

NOTE 6.  COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the future annual minimum lease payments under all noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2018	$3,420
2019	6,930
2020	7,056
2021	7,272
2022	7,488
Thereafter	39,222
Total minimum lease payments	$71,388

Rent expense for three- and six-month periods ended June 30, 2018 was $1.5 million and $3.1 million, respectively.  Rent expense for three- and six-month periods ended June 30, 2017 was $1.6 million and $3.1 million, respectively;

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

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,546,400 (the “400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT Inc.’s motion to dismiss. On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant.

Related to this proceeding, on March 15, 2018, ONT Inc. filed a petition to institute an inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office, alleging invalidity of the ‘400 Patent.  On July 5, 2018, we filed a preliminary response outlining for the PTAB why the petition should be denied, and no review should be instituted.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement. The complaint is based on our U.S. Patent No. 9,678,056 (the “056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the 9,738,929 patent recite patent ineligible subject matter. On March 22, 2018, the judge denied ONT Inc.’s motion to dismiss. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “‘323 Patent”), also entitled “Nanopore sequencing using n-mers.” On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims, seeking declaratory judgements of non-infringement and invalidity of the asserted patents and unenforceability of the ‘056 and ‘323 patents based on alleged inequitable conduct before the U.S. Patent and Trademark Office, as well as antitrust, false advertising, and unfair competition counterclaims. On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant. On June 15, 2018, we filed a motion to dismiss ONT Inc.’s counterclaims and, on June 18, 2018, we filed a motion to bifurcate and stay discovery on ONT Inc.’s antitrust counterclaims.

A trial for the U.S. District Court matters is scheduled to occur in March 2020.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against ONT Ltd. and Metrichor for infringement of Patent EP(UK) 3 045 542 (the “‘542 Patent”), which is in the same patent family as the patents asserted in the USITC action referred to above.  We are seeking remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.  A case management conference was held on June 13, 2017.  On August 31, 2017 we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904 (the “‘904 Patent”).   On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. On January 12, 2018 we served reply to ONT Ltd.’s request for a declaration of non-infringement, asserting infringement of both patents by ONT’s 1D2 product. A trial for these matters was scheduled to occur in May 2018.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453 (the “‘453 Patent”), a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University are seeking remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent.  On November 2, 2017, we filed our statement of defense in the German infringement matter and we also filed a separate nullity action in Germany to establish that the ‘453 Patent is invalid.  On December 6, 2017, we filed a cross-complaint in the German infringement matter alleging ONT Ltd.’s infringement in Germany of our ‘542 Patent.  The trial date for the German infringement matter and cross-complaint was set for July 27, 2018.  A trial for the UK matter was scheduled to occur in March 2019.

On May 8, 2018, the parties entered a settlement of all UK and German court proceedings pending as of such date. Under the terms of the settlement, ONT agreed not to make, dispose of, use or import any “2D” nanopore sequencing products, or to induce or assist others to carry out a “2D” sequencing process, in the UK or Germany, through the end of 2023. During this time, we agreed not to assert the ‘542 Patent and ‘904 Patent against either ONT or its customers in the UK or Germany. Accordingly, the High Court of England and Wales entered an order staying our UK action against ONT through the end of 2023. As part of the settlement, ONT and Harvard University dismissed their UK and German actions under the ‘453 Patent and agreed not to assert the ‘453 Patent against us or our customers through the end of 2023. We correspondingly agreed to dismiss our separate German nullity action seeking to invalidate the ‘453 Patent, which expires on June 22, 2020.

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ‘542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. An oral hearing in the matter is scheduled for January 22, 2019.

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ‘904 Patent with the European Patent Office alleging invalidity of the ‘904 Patent. We intend to file our response to the opposition prior the October 1, 2018 date for filing observations in the matter.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Quarterly Report on Form 10-Q. Litigation is a significant ongoing expense with an uncertain outcome, and has been in the past and may in the future be a material expense for the Company. Management believes this investment is important to protect the Company’s intellectual property position, even recognizing the uncertainty of the outcome.

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

Equity Plans

As of June 30, 2018, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan  (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan  (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2018, an additional 5.8 million shares were reserved under the 2010 Plan, an additional 1.2 million shares were reserved under the 2010 Director Plan and an additional 2.3 million shares were reserved under the ESPP.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the six-month period ended June 30, 2018 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2017	6,795	25,404	$1.16 – 16.00	$6.10
Additional shares reserved	6,976
Options granted	(4,141)	4,141	2.47 – 3.40	2.55
Options exercised	—	(123)	1.16 – 2.54	2.29
Options canceled	821	(821)	1.16 – 16.0	5.63
Balances, June 30, 2018	10,451	28,601	$1.16 – 16.00	$5.61

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

The following table summarizes the time-based RSUs activity for the six-month period ended June 30, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2017	—	$—
RSUs granted	365	2.57
RSUs released	—	—
RSUs forfeited	(10)	2.54
Unvested RSUs outstanding at June 30, 2018	355	$2.57

For the three- and six-month period ended June 30, 2018, we recorded compensation expense of $54,000 and $73,000, respectively, related to time-based RSUs.

Performance-based RSUs

During the three-month period ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. For RSUs that vest, we withhold a number of shares of common stock equal in value to the amount of the minimum statutory tax withholding obligations that arise due to such vesting, and issue shares of common stock for the remainder of the vested amount. The settlement of vested RSUs on a net share basis results in fewer shares issued by us.

The following table summarizes the performance-based RSUs activity for the six-month period ended June 30, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2017	—	$—
PSUs granted	657	2.58
PSUs released	—	—
PSUs forfeited	(5)	2.54
Unvested PSUs outstanding at June 30, 2018	652	$2.58

For the three-and six-month period ended June 30, 2018, we recognized compensation expense of $162,000 and $252,000, respectively, related to performance-based RSUs.

ESPP shares

Shares issued under our ESPP totaled 1,113,790  and 750,005 shares during the six-month periods ended June 30,  2018  and 2017, respectively. As of June 30, 2018,  2,513,677 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three-and six-month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$633	$572	$1,297	$1,095
Research and development	2,229	2,029	4,451	4,060
Sales, general and administrative	2,362	2,408	4,758	4,839
Total stock-based compensation expense	$5,224	$5,009	$10,506	$9,994

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Stock Option	2018	2017	2018	2017
Expected term in years	5.2	6.1	5.2	6.1
Expected volatility	65%	70%	67%	70%
Risk-free interest rate	2.8%	1.9%	2.5%	2.1%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
ESPP	2018	2017	2018	2017
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	67%	70%	67%	70%
Risk-free interest rate	1.9%-2.2%	0.8%-1.3%	1.9%-2.2%	0.8%-1.3%
Dividend yield	—	—	—	—

NOTE 8. SUBSEQUENT EVENT

On July 27, 2018, our Board of Directors appointed Mr. Christian O. Henry  as a Class I director, to serve on the Board effective immediately. As such, Mr. Henry will be up for election in 2020 to serve an additional three years.

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

Our most advanced products offered today include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously.  We are continuously developing new products including what we refer to as the SMRT Cell 8M, which is designed to have up to eight times as much throughput capability as the current Sequel SMRT Cell 1M.  We anticipate starting beta testing of the SMRT Cell 8M in early 2019 and launching this new product more broadly some months thereafter.

Basis of Presentation

Revenue

During the three-and six-month periods ended June 30, 2018 and 2017, product revenue was primarily derived from the sale of 1) Sequel instruments, and 2) consumables associated with Sequel and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

Research and Development Expense

Research and development expenses consist primarily of expenses for personnel engaged in the development of our SMRT Sequencing technology, the design and development of our future products and current product enhancements. These expenses also include prototype-related expenditures, development equipment and supplies, facilities costs and other related overhead. We expense research and development costs during the period in which the costs are incurred. However, we defer and capitalize non-refundable advance payments made for research and development activities until the related goods are received or the related services are rendered.

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

Results of Operations

Comparison of the three-month periods ended June 30, 2018 and 2017

	Three-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2018	2017
	(unaudited)
Revenue:
Product revenue	$18,485	$16,548	$1,937	12%
Service and other revenue	3,093	3,525	(432)	(12%)
Total revenue	21,578	20,073	1,505	7%
Cost of Revenue:
Cost of product revenue	9,858	8,155	1,703	21%
Cost of service and other revenue	2,858	3,917	(1,059)	(27%)
Total cost of revenue	12,716	12,072	644	5%
Gross profit	8,862	8,001	861	11%
Operating Expense:
Research and development	15,664	16,883	(1,219)	(7%)
Sales, general and administrative	14,943	15,505	(562)	(4%)
Total operating expense	30,607	32,388	(1,781)	(5%)
Operating loss	(21,745)	(24,387)	2,642	11%
Interest expense	(598)	(826)	228	28%
Other income (expense), net	(197)	(326)	129	40%
Net loss	$(22,540)	$(25,539)	$2,999	12%

Revenue

Total revenue for the three-month period ended June 30, 2018 was $21.6 million, compared to $20.1 million for the same period during 2017.

Product revenue of $18.5 million for the three-month period ended June 30, 2018 consisted of $8.5 million from sales of Sequel instruments and $10.0 million from sales of consumables, compared to total product revenue of $16.5 million for the same period during 2017, consisting of $7.1 million from sales of Sequel and RS II instruments and $9.4 million from sales of consumables. The increase in instrument sales was primarily attributable to a  higher number of Sequel instrument shipments and installations. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments.

Service and other revenue of $3.1 million and $3.5 million for the three-month periods ended June 30, 2018 and 2017, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Lower year-over-year service revenue is expected to continue until the Sequel service revenue from a growing installed base outstrips the decrease in the higher-priced RS II service revenue which is declining as RS II customers transition to Sequel instruments.

Gross Profit

Gross profit for the three-month period ended June 30, 2018 was $8.9 million, resulting in a gross margin of 41.1%, compared to gross profit of $8.0 million, resulting in a gross margin of 39.9% for the same period during 2017.

Cost of product revenue was $9.9 million for the three-month period ended June 30, 2018, compared to cost of product revenue of $8.2 million for the same period during 2017. Cost of service and other revenue for the three-month period ended June 30, 2018 was $2.9 million, compared to $3.9 million for the same period during 2017. The increase in cost of product revenue of $1.7 million was primarily driven by the higher product revenue. The decrease in cost of service and other revenue of $1.0 million was partially due to lower service material costs. In addition, during the second quarter of 2017, we recorded a charge to cost of revenue of $0.3 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments.

Research and Development Expense

During the three-month period ended June 30, 2018, research and development expense decreased by $1.2 million, or 7.2%, compared to the same period during 2017. The decrease in research and development expense was primarily attributable to a lower chip development costs.  Research and development expense included stock-based compensation expense of $2.2 million and $2.0 million during the three-month periods ended June 30, 2018 and 2017, respectively.

Sales, General and Administrative Expense

During the three-month period ended June 30, 2018, sales, general and administrative expense decreased by $0.6 million, or 3.6%, compared to the same period during 2017. The decrease in sales, general and administrative expense was primarily attributable to a decrease of $0.8 million in consulting and professional fees, including legal fees incurred in connection with patent infringement litigation compared to the three-month period ended June 30, 2017.  Sales, general and administrative expense included stock-based compensation expense of $2.4 million and $2.4 million during the three-month periods ended June 30, 2018 and 2017, respectively.

We generally expect our total operating expenses to be lower in the second half of 2018.

Interest Expense

Interest expense for the three-month period ended June 30, 2018 decreased by $0.2 million compared to the same period during 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of June 30, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

Comparison of the six-month periods ended June 30, 2018 and 2017

	Six-Month Periods Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2018	2017
	(unaudited)
Revenue:
Product revenue	$34,767	$37,842	$(3,075)	(8%)
Service and other revenue	6,173	7,146	(973)	(14%)
Total revenue	40,940	44,988	(4,048)	(9%)
Cost of Revenue:
Cost of product revenue	18,877	19,517	(640)	(3%)
Cost of service and other revenue	5,905	8,533	(2,628)	(31%)
Total cost of revenue	24,782	28,050	(3,268)	(12%)
Gross profit	16,158	16,938	(780)	(5%)
Operating Expense:
Research and development	31,975	33,854	(1,879)	(6%)
Sales, general and administrative	29,877	30,770	(893)	(3%)
Total operating expense	61,852	64,624	(2,772)	(4%)
Operating loss	(45,694)	(47,686)	1,992	4%
Interest expense	(1,179)	(1,664)	485	29%
Other expense, net	154	(56)	210	375%
Net loss	$(46,719)	$(49,406)	$2,687	5%

Revenue

Total revenue for the six-month period ended June 30, 2018 was $40.9 million, compared to $45.0 million for the same period during 2017. The revenue reduction was largely due to a spike in Sequel system installations in the first quarter of 2017 as we worked down the backlog of instrument orders that we had built up from 2016.

Product revenue of $34.8 million for the six-month period ended June 30, 2018 consisted of $15.7 million from sales of Sequel instruments and $19.1 million from sales of consumables, compared to total product revenue of $37.8 million for the same period during 2017, consisting of $19.7 million from sales of Sequel and RS II instruments and $18.1 million from sales of consumables. The increase in consumable sales was primarily attributable to an increase in instrument utilization and a larger installed base of instruments.

Service and other revenue of $6.2 million and $7.1 million for the six-month periods ended June 30, 2018 and 2017, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Lower year-over-year service revenue is expected to continue until the Sequel service revenue from a growing installed base outstrips the decrease in the higher-priced RS II service revenue, which is declining as RS II customers transition to Sequel instruments.

Gross Profit

Gross profit for the six-month period ended June 30, 2018 was $16.2 million, resulting in a gross margin of 39.5%, compared to gross profit of $16.9 million, resulting in a gross margin of 37.7% for the same period during 2017.

Cost of product revenue was $18.9 million for the six-month period ended June 30, 2018, compared to cost of product revenue of $19.5 million for the same period during 2017. Cost of service and other revenue for the six-month period ended June 30, 2018 was $5.9 million, compared to $8.5 million for the same period during 2017. The decrease in cost of service and other revenue of $2.6 million was partially due to lower service material costs. In addition, during the first quarter of 2017, we recorded a charge to cost of revenue of $1.3 million, and in the second quarter of 2017,  we recorded an additional charge to cost of revenue of $0.3 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments.

Research and Development Expense

During the six-month period ended June 30, 2018, research and development expense decreased by $1.9 million, or 5.6%, compared to the same period during 2017. The decrease in research and development expense was primarily attributable to a lower chip development costs.  Research and development expense included stock-based compensation expense of $4.5 million and $4.1 million during the six-month periods ended June 30, 2018 and 2017, respectively.

Sales, General and Administrative Expense

During the six-month period ended June 30, 2018, sales, general and administrative expense decreased by $0.9 million, or 2.9%, compared to the same period during 2017. The decrease in sales, general and administrative expense was primarily attributable to a decrease in consulting and professional fees, including legal fees incurred in connection with our ongoing patent infringement litigation compared to the six-month period ended June 30, 2017. Sales, general and administrative expense included stock-based compensation expense of $4.8 million and $4.8 million during the six-month periods ended June 30, 2018 and 2017, respectively.

Interest Expense

Interest expense for the six-month period ended June 30, 2018 decreased by $0.5 million compared to the same period during 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of June 30, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at June 30, 2018 totaled $63.5 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least twelve months from the filing of this Quarterly Report on Form 10-Q; however, we may need to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our operating plans and financial forecast for 2018, which includes various assumptions regarding demand for our products.

Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; future acquisitions; our ability to obtain new collaboration, distribution and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the purchase of patent licenses; and other factors.

To the extent we raise additional funds through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the six-month periods ended June 30, 2018 and 2017 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $33.3 million of cash from operating activities for the six-month period ended June 30, 2018, compared to cash usage of $29.5 million for the same period in 2017.

Cash used in operating activities for the six-month period ended June 30, 2018 was due primarily to a net loss of $46.7 million,  offset by non-cash items such as stock-based compensation of $10.5 million and depreciation of $3.6 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $6.0 million in accounts receivable, partially offset by a decrease of $4.8 million in accounts payable and a decrease of $1.7 million in accrued expenses.

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

 Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We received $4.4 million of cash from investing activities for the six-month period ended June 30, 2018, compared to using cash of $17.1 million from investing activities for the six-month period ended June 30, 2017.

Cash used in investing activities for the six-month period ended June 30, 2018 was due primarily to net maturities and sales of investments of $6.1 million.

Cash used in investing activities for the six-month period ended June 30, 2017 was due primarily to net purchases of investments of $11.0 million and net purchases of property and equipment of $6.1 million.

Financing Activities

We had $35.4 million of cash provided from financing activities for the six-month period ended June 30, 2018, compared to $66.3 million of cash provided from financing activities for the same period in 2017.

Cash provided by financing activities during the six-month period ended June 30, 2018 was due primarily to net proceeds of $32.9 million from our underwritten public equity follow-on offering, after deducting underwriter commissions and offering expenses, and $2.5 million from the issuance of common stock through our equity compensation plans.

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

Underwritten Public Equity Offering

In February 2018, we entered into an underwriting agreement,  relating to the public offering of 12,500,000 shares of our common stock, $0.001 par value per share, at a price to the public of $2.40 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of our common stock, which was subsequently exercised in full, and the offering including the sale of shares of common stock subject to the underwriters’ option, closed in February 2018. In total, we sold 14.4 million shares of our common stock at a price of $2.40 per share.  We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting commissions and offering expenses were approximately $32.9 million.

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

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of June 30, 2018, we had an outstanding principal amount $16.0 million remaining in the Notes.

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

Lease

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both June 30, 2018 and December 31, 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

develop, manufacture and commercialize new products, including the new SMRT Cell 8M we are developing, or achieve an acceptable return on our manufacturing or research and development efforts and expenses;

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products (including into the markets that F. Hoffman-La Roche Ltd. (“Roche”) would have addressed), may be heightened by the termination of our development, commercialization and license agreement with Roche, which became effective as of the first quarter of 2017.  In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the new SMRT Cell 8M that we are developing and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the new SMRT Cell 8M we are developing, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the new SMRT Cell 8M we are developing. We have designed SMRT Cells and other consumables specifically for the Sequel System, and we are developing, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the new SMRT Cell 8M we are developing. We have transferred production of the Sequel System SMRT Cells from a prototype chip vendor to a high-volume manufacturer. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the new SMRT Cell 8M we are developing, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including new SMRT Cell 8M, could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the new SMRT Cell 8M we are developing. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach.

We must successfully manage new product introductions and transitions, including with respect to the new SMRT Cell 8M we are developing, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System, our new SMRT Cell 8M or our future products, including with respect to the new SMRT Cell 8M we are developing and also those future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the new SMRT Cell 8M we are developing, may lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and could result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products may also have a negative impact on our revenue in the near-term as our current and future customers may delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the new SMRT Cell 8M we are developing, our business, reputation and financial condition may be materially and adversely affected.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including the new SMRT Cell 8M. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results.

We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing for various purposes, including:

•	expanding the commercialization of our products and launching new products, including the new SMRT Cell 8M we are developing;
•	funding our operations; and
•	furthering our research and development.

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

Although the overall market for nucleic acid sequencing technology is well-established, the market for our Single Molecule, Real-Time (SMRT®) Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the market for genetic analysis to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of the growing sequencing market. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the new SMRT Cell 8M and related products that we are developing may not be successful.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the new SMRT Cell 8M we are developing. Our ability to further penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers in additional markets. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach or that our products will perform in accordance with customer expectations.

These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including the new SMRT Cell 8M we are developing. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications.  We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the markets that we seek to reach, which we may be unable to do at the scale required to support our business.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas where the market demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the new SMRT Cell 8M we are developing, could diminish future demand for our products and materially harm our future operating results.

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

There are also several companies that are in the process of developing or have already developed new, competing or potentially competing technologies, products and/or services, including ONT Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement with the U.S. International Trade Commission, in the U.S. District Court for the District of Delaware and, previously, in the High Court of England and Wales and the District Court of Mannheim, Germany. ONT Ltd. previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement, and its subsidiary, ONT, Inc., has filed counterclaims against us in the U.S. District Court for the District of Delaware seeking declaratory judgements of non-infringement, invalidity and unenforceability of the asserted patents, as well as antitrust, false advertising, and unfair competition counterclaims. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

Large purchases by a limited number of customers represent a significant portion of our revenue, and any loss or delay of expected purchases has resulted, and in the future could result, in material quarter-to-quarter fluctuations of our revenue or otherwise adversely affect our results of operations.

We receive a significant portion of our revenue from a limited number of customers. For example, for the three- and six- month periods ended June 30, 2018, respectively, one of our customers, Gene Company Limited, accounted for approximately 33% and 31% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to estimate. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

In addition, certain customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us or our sales and distribution partners, which can and have had a negative effect on our gross margins or revenue.

We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base. The loss of one of our larger customers, a significant delay or reduction in its purchases, or any volume-based discount or other more favorable terms that we or our sales and distribution partner(s) may agree to provide in light of the aggregated purchase volume or buying power resulting from such consolidation, has harmed, and in the future could harm, our business, financial condition, results of operations and prospects.

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the recently implemented tariffs and additional tariff that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours,   the scope and duration of which, if implemented, remains uncertain;

•	deterioration of political relations between the U.S. and Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;
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
•

significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the EU General Data Protection Regulation (GDPR) which took effect in the European Union on May 25, 2018.

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

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. In July 2018, the Trump Administration announced a list of thousands of categories of goods that could face tariffs of 10%.  It is expected that these tariffs will be finalized after a public comment period ending in early September 2018.  If the tariff list remains unaltered, non-U.S. components and materials used in our products could be subject to a 10% tariff assessed on these goods, raising our cost of goods.  Furthermore, if tariffs, trade restrictions, or trade barriers are placed on products such as ours by foreign governments, especially China, it could raise prices for our products, which may result in the loss of customers and our business, financial condition and results of operations may be harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products, causing us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions, and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.  Given the relatively fluid regulatory environment in China and the United States, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

Our international sales and international operations subject us to additional risks that can adversely affect our results of operations and financial condition.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. We currently have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. However, we rely more on third party sales and distribution partners for non-U.S. sales. Our ability to convince customers to adopt our platform and to expand usage of our platform often requires our direct engagement with customers. To the extent we are unable to engage with non-U.S. customers, we may struggle to grow sales in international markets, which could harm our business, financial condition, results of operations and prospects.

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

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycle for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which cycles often coincide with government fiscal year ends. For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeit, or future budgets that may be reduced, if such funds remain unspent at such fiscal year-end. Furthermore, celebrations of the Lunar New Year, which occurs during our first quarter, may last for a week or longer, during which time many of our customers’ offices in China and elsewhere in the Asia-Pacific region may be closed due to the holiday, and have in the past caused, and may in the future cause, decreased sales of our consumables during such quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may become in the future, more, or less pronounced over time, and has in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

If we fail to comply with healthcare and other governmental regulations, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

The products that we may develop for clinical uses may be highly regulated, and there can be no assurance that the regulatory environment in which we would operate will not change significantly and adversely in the future. Any arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare and other laws and regulations that may affect our ability to conduct business, include, without limitation:

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we have been and are involved in several legal proceedings for patent infringement and related matters with ONT and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings, and there are no assurances that we can be successful in appealing or otherwise overturning any such rulings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for the Company. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. and Harvard University previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products and services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 3, 2018	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer