Form 10-Q
period 2018-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2018-11-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2018: 148,901,892

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$38,063	$16,507
Investments	77,684	46,365
Accounts receivable	6,404	13,433
Inventory	19,694	23,065
Prepaid expenses and other current assets	2,028	2,249
Total current assets	143,873	101,619
Property and equipment, net	34,490	37,920
Long-term restricted cash	4,500	4,500
Other long-term assets	43	45
Total assets	$182,906	$144,084
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,966	$9,093
Accrued expenses	9,298	12,618
Deferred service revenue, current	5,740	6,319
Other liabilities, current	645	605
Total current liabilities	21,649	28,635
Deferred service revenue, non-current	1,016	1,075
Deferred rent, non-current	13,949	14,453
Notes payable, non-current	14,384	13,635
Financing derivative	28	183
Total liabilities	51,026	57,981

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 148,894 and 116,277 shares at September 30, 2018 and December 31, 2017, respectively	149	116
Additional paid-in-capital	1,083,062	965,752
Accumulated other comprehensive loss	(24)	(32)
Accumulated deficit	(951,307)	(879,733)
Total stockholders’ equity	131,880	86,103
Total liabilities and stockholders’ equity	$182,906	$144,084

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Revenue:
Product revenue	$15,150	$20,343	$49,917	$58,185
Service and other revenue	3,010	3,202	9,183	10,348
Total revenue	18,160	23,545	59,100	68,533
Cost of revenue:
Cost of product revenue	12,250	11,547	31,127	31,064
Cost of service and other revenue	2,718	3,771	8,623	12,304
Total cost of revenue	14,968	15,318	39,750	43,368
Gross profit	3,192	8,227	19,350	25,165
Operating expense:
Research and development	14,356	15,844	46,331	49,698
Sales, general and administrative	13,506	13,952	43,383	44,722
Total operating expense	27,862	29,796	89,714	94,420
Operating loss	(24,670)	(21,569)	(70,364)	(69,255)
Interest expense	(616)	(633)	(1,795)	(2,297)
Other income, net	242	181	396	125
Net loss	(25,044)	(22,021)	(71,763)	(71,427)
Other comprehensive loss:
Unrealized income (loss) on investments	(8)	14	8	(7)
Comprehensive loss	$(25,052)	$(22,007)	$(71,755)	$(71,434)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.55)	$(0.70)
Shares used in computing basic and diluted net loss per share	135,130	115,771	130,302	102,117

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(71,763)	$(71,427)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,436	6,632
Amortization of debt discount and financing costs	749	931
(Gain) loss on derivative	(155)	640
Stock-based compensation	15,631	14,962
Other items	(398)	36
Changes in assets and liabilities
Accounts receivable	7,029	2,524
Inventory	3,014	(4,027)
Prepaid expenses and other assets	537	7,361
Accounts payable	(2,926)	432
Accrued expenses	(3,497)	(6,001)
Deferred service revenue	(638)	(1,202)
Other liabilities	(464)	1,821
Net cash used in operating activities	(47,445)	(47,318)
Cash flows from investing activities
Purchase of property and equipment	(1,796)	(9,373)
Disposal of property and equipment	—	2
Purchase of investments	(104,228)	(74,591)
Sales of investments	2,442	3,662
Maturities of investments	70,680	68,071
Net cash used in investing activities	(32,902)	(12,229)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	4,181	8,818
Notes payable principal payment	—	(4,500)
Proceeds from issuance of common stock from at-the-market equity offering, net of issuance costs	—	11,865
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	97,722	52,530
Net cash provided by financing activities	101,903	68,713
Net increase in cash and cash equivalents and restricted cash	21,556	9,166
Cash and cash equivalents and restricted cash at beginning of period	21,007	21,265
Cash and cash equivalents and restricted cash at end of period	$42,563	$30,431
Cash and cash equivalents at end of period	38,063	25,931
Restricted cash at end of period	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$42,563	$30,431

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$664	$1,460
Changes in unpaid property and equipment	$215	$846
Property and equipment paid by landlord	$—	$12,600
Changes in deposits for property and equipment paid in prior period	$—	$9,694
Property and equipment returned to landlord	$—	$1,854

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2017 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2018 and December 31, 2017 respectively (in thousands):

	September 30, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$27,386	$—	$—	$27,386	$14,858	$—	$—	$14,858
Commercial paper	—	10,677	—	10,677	—	1,649	—	1,649
Total cash and cash equivalents	27,386	10,677	—	38,063	14,858	1,649	—	16,507
Investments:
Commercial paper	—	51,633	—	51,633	—	20,394	—	20,394
Corporate debt securities	—	9,068	—	9,068	—	9,034	—	9,034
US government & agency securities	—	16,983	—	16,983	—	16,937	—	16,937
Total investments	—	77,684	—	77,684	—	46,365	—	46,365
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$31,886	$88,361	$—	$120,247	$19,358	$48,014	$—	$67,372

Liabilities
Financing derivative	$—	$—	$28	$28	$—	$—	$183	$183
Total liabilities measured at fair value	$—	$—	$28	$28	$—	$—	$183	$183

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the nine months ended September 30, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 9.2% and 10.3% weighted average market yield at September 30, 2018 and December 31, 2017, respectively. Refer to “Note 5. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$15,973	$14,384	$15,664	$13,635

Net Loss per Share

The following outstanding common stock options, restricted stock units, or “RSUs”, with time-based vesting and RSUs with performance-based vesting were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See “Note 7. Stockholders’ Equity” for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Options to purchase common stock	27,397	25,133
RSUs with time-based vesting	349	—
RSUs with performance-based vesting	634	—

Concentration and Other Risks

For the three and nine months  ended September 30, 2018, one of our customers, Gene Company Limited, accounted for approximately 20% and 28% of our total revenue, respectively. For the three and nine months  ended September 30, 2017, the same customer, Gene Company Limited, accounted for approximately 35% and 30% of our total revenue, respectively. Gene Company Limited is our distributor in China.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at September 30, 2018 totaled $115.7 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least twelve months from the filing of this Quarterly Report on Form 10-Q; however, we may need to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our operating plans and financial forecast for 2018, which includes various assumptions regarding demand for our products.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842)”. This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. We intend to adopt the optional transition method and we expect to adopt this standard beginning in 2019. We do not expect that this standard will have a material impact on our operating results, but we do expect that upon adoption, it will have a material impact on our assets and liabilities. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases. We are currently quantifying the impact of adoption.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 using the retrospective transition method by restating our condensed consolidated statements of cash flows to include restricted cash of $4.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. As a result of adoption, net cash flows for the nine months ended September 30, 2017 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASC 606). ASC 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The revenue recognition principle in ASC 606 is that an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On January 1, 2018, we adopted ASC 606 using the modified retrospective method with the cumulative effect of adoption recognized as an adjustment to our accumulated deficit on January 1, 2018. Prior period financial statements and disclosures have not been restated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on our condensed consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months  ended September 30, 2018. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

In accordance with ASC 606, the disclosure of the impact of adoption on our condensed consolidated statement of operations and comprehensive loss, condensed consolidated balance sheets, and condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Operating Expense:
Sales, general and administrative	$13,506	$13,518	$(12)	$43,383	$43,430	$(47)

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$2,028	$1,792	$236
Liabilities and Stockholders' Equity
Accumulated deficit	$(951,307)	$(951,071)	$236

	Nine Months Ended September 30, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Cash Flows from Operating Activities
Net loss	$(71,763)	$(71,810)	$47
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses and other current assets	$537	$490	$47

At September 30, 2018, we had $0.2 million of deferred commissions included in “Prepaid expenses and other current assets” which will be recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by category for the three and nine months  ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017 (1)	2018	2017 (1)
Instrument revenue	$6,296	$9,716	$21,965	$29,468
Consumable revenue	8,854	10,627	27,952	28,717
Product revenue	15,150	20,343	49,917	58,185
Service and other revenue	3,010	3,202	9,183	10,348
Total revenue	$18,160	$23,545	$59,100	$68,533

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

A summary of our revenue by geographic location for the three and nine months  ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
North America	$8,960	$9,115	$25,974	$30,127
Europe (including the Middle East and Africa)	2,914	3,197	10,614	10,430
Asia Pacific	6,286	11,233	22,512	27,976
Total	$18,160	$23,545	$59,100	$68,533

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

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

Contract liabilities and contract assets - Contract liabilities primarily consist of deferred revenue. We record deferred service revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred service revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as the Company is standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation. As of September 30, 2018, we had a total of $6.7 million of deferred service revenue from our service contracts, $5.7 million of which was recorded as “deferred service revenue, current” to be recognized over the next year and the remaining $1.0 million was recorded as “deferred service revenue, non-current” to be recognized in the next 2 to 5 years. Revenue recorded in the nine months ended September 30, 2018 includes $5.5 million of previously deferred revenue that was included in “deferred service revenue, current” as of December 31, 2017. Contract assets as of December 31, 2017 and September 30, 2018 were not material.

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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$27,386	$—	$—	$27,386
Commercial paper	10,679	—	(2)	10,677
Total cash and cash equivalents	38,065	—	(2)	38,063
Investments:
Commercial paper	51,647	—	(14)	51,633
Corporate debt securities	9,070	—	(2)	9,068
US government & agency securities	16,989	—	(6)	16,983
Total investments	77,706	—	(22)	77,684
Total cash, cash equivalents and investments	$115,771	$—	$(24)	$115,747
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858
Commercial paper	1,649	—	—	1,649
Total cash and cash equivalents	16,507	—	—	16,507
Investments:
Commercial paper	20,408	—	(14)	20,394
Corporate debt securities	9,043	—	(9)	9,034
US government & agency securities	16,946	—	(9)	16,937
Total investments	46,397	—	(32)	46,365
Total cash, cash equivalents and investments	$62,904	$—	$(32)	$62,872
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2018:

(in thousands)	Fair Value
Due in one year or less	$85,383
Due after one year through 5 years	2,978
Total investments	$88,361

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4. BALANCE SHEET COMPONENTS

Inventory

As of September 30, 2018 and December 31, 2017, our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2018	2017
Purchased materials	$7,557	$8,884
Work in process	7,367	9,994
Finished goods	4,770	4,187
Inventory	$19,694	$23,065

For the three months ended September 30, 2018 we recognized approximately $2.4 million of product transition costs including inventory reserve taken on older consumables as new products were introduced in 2018.

NOTE 5. NOTES PAYABLE

As of September 30, 2018, payments due under our notes payable, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
Remainder of 2018	$353
2019	1,400
2020	16,491
Total remaining payments	18,244
Less: interest and discounts	(3,860)
Notes payable	$14,384

NOTE 6. COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the future annual minimum lease payments under noncancelable operating leases with remaining term in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
Remaining of 2018	$1,719
2019	6,930
2020	7,056
2021	7,272
2022	7,488
Thereafter	39,222
Total minimum lease payments	$69,687

Rent expense for three and nine months  ended September 30, 2018 was $1.6 million and $4.7 million, respectively. Rent expense for three and nine months  ended September 30, 2017 was $1.6 million and $4.7 million, respectively;

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

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275 (“275 Action”)). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT Inc.’s motion to dismiss. On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant.  On August 20, 2018, the judge granted our motion, and on August 23, 2018, we filed an amended complaint, adding ONT Ltd. as a defendant in the 275 Action.  On September 24, 2018, ONT Ltd. filed a motion to dismiss the amended complaint, alleging failure to state a claim.

On September 12, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 275 Action, seeking declaratory judgements of non-infringement and invalidity of the  ’400 Patent and unenforceability of the ’400 Patent based on alleged inequitable conduct before the U.S. Patent and Trademark Office (“USPTO”), as well as antitrust, false advertising, and unfair competition counterclaims. On September 25, 2018, it was stipulated that the motion to dismiss ONT Inc.’s counterclaims that we submitted in the 1353 Action would also serve as our motion to dismiss ONT Inc.’s counterclaims in the 275 Action.

Related to the 275 Action, on March 15, 2018, ONT Inc. filed a petition to institute an inter partes review with the Patent Trial and Appeal Board (“PTAB”) of the USPTO, alleging invalidity of the ’400 Patent.  On July 5, 2018, we filed a preliminary response outlining for the PTAB why the petition should be denied, and no review should be instituted.  On September 25, 2018, the PTAB denied ONT Inc.’s petition for institution of the inter partes review for all claims of the ’400 Patent.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353 (“1353 Action”)). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 (the “’929 Patent”) entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the ’929 Patent recite patent ineligible subject matter. On March 22, 2018, the judge denied ONT Inc.’s motion to dismiss. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”), entitled “Nanopore sequencing using n-mers.” On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant. On August 20, 2018, the judge granted our motion, and on August 23, 2018 we filed an amended complaint, adding ONT Ltd. as a defendant in the 1353 Action.  On September 24, 2018, ONT filed a motion to dismiss the amended complaint, alleging failure to state a claim.

On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 1353 Action, seeking declaratory judgements of non-infringement and invalidity of the ’056 and ’323 Patents and unenforceability of the ’056 and ’323 Patents based on alleged inequitable conduct before the USPTO, as well as antitrust, false advertising, and unfair competition counterclaims. On June 15, 2018, we filed a motion to dismiss ONT Inc.’s counterclaims in the 1353 Action and, on June 18, 2018, we filed a motion to bifurcate and stay discovery on ONT Inc.’s antitrust counterclaims in the 1353 Action.

Related to the 1353 Action, on September 24, 2108, ONT Inc. filed a first petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’929 Patent.  On September 25, 2018, ONT filed a second petition to institute an inter partes review of the ’929 Patent based on the same art and arguments as the first petition.  We intend to file a preliminary response outlining for the PTAB why the petitions should be denied and no review should be instituted.

Also related to the 1353 Action, on September 25, 2018, ONT Inc. filed a petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’056 Patent.  We intend to file a preliminary response outlining for the PTAB why the petition should be denied and no review should be instituted.

A claim construction (or “Markman”) hearing for the U.S. District Court matters is scheduled to occur on December 17, 2018.  A trial for the U.S. District Court matters is scheduled to occur in March 2020.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against ONT Ltd. and Metrichor for infringement of Patent EP(UK) 3 045 542 (the “’542 Patent”), which is in the same patent family as the patents asserted in the USITC action referred to above.  We sought remedies including injunctive relief, damages, and costs. On March 27, 2017, the defendants in the case filed their defense and counterclaim, denying infringement and seeking a declaration that the asserted patent is invalid. We filed our reply and defense to counterclaim on April 12, 2017.  A case management conference was held on June 13, 2017.  On August 31, 2017 we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904 (the “’904 Patent”).   On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. On January 12, 2018 we served reply to ONT Ltd.’s request for a declaration of non-infringement, asserting infringement of both patents by ONT’s 1D2 product. A trial for these matters was scheduled to occur in May 2018.

On April 21, 2017, ONT Ltd. and Harvard University filed a claim against us in the High Court of England and Wales for infringement of Patent EP(UK) 1 192 453 (the “’453 Patent”), a patent owned by Harvard University and entitled “Molecular and atomic scale evaluation of biopolymers,” and for which ONT Ltd. alleges it holds an exclusive license.  ONT Ltd. and Harvard University sought remedies including injunctive relief, damages, and costs. On April 25, 2017, ONT Ltd. announced that it also had filed a claim against us in the District Court of Mannheim, Germany, for infringement of the German version of the patent.  On November 2, 2017, we filed our statement of defense in the German infringement matter and we also filed a separate nullity action in Germany to establish that the ’453 Patent is invalid.  On December 6, 2017, we filed a cross-complaint in the German infringement matter alleging ONT Ltd.’s infringement in Germany of our ’542 Patent.  The trial date for the German infringement matter and cross-complaint was set for July 27, 2018.  A trial for the UK matter was scheduled to occur in March 2019.

On May 8, 2018, the parties entered a settlement of all UK and German court proceedings pending as of such date. Under the terms of the settlement, ONT agreed not to make, dispose of, use or import any “2D” nanopore sequencing products, or to induce or assist others to carry out a “2D” sequencing process, in the UK or Germany, through the end of 2023. During this time, we agreed not to assert the ’542 Patent and ’904 Patent against either ONT or its customers in the UK or Germany. Accordingly, the High Court of England and Wales entered an order staying our UK action against ONT through the end of 2023. As part of the settlement, ONT and Harvard University dismissed their UK and German actions under the ’453 Patent and agreed not to assert the ’453 Patent against us or our customers through the end of 2023. We correspondingly agreed to dismiss our separate German nullity action seeking to invalidate the ’453 Patent, which expires on June 22, 2020.

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ’542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. An oral hearing in the matter is scheduled for January 22, 2019.

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ’904 Patent with the European Patent Office alleging invalidity of the ’904 Patent. On October 11, 2018, we filed our response to the opposition.

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

Other Proceedings

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

In February 2018, we entered into an underwriting agreement,  relating to the public offering of 12,500,000 shares of our common stock, $0.001 par value per share, at a price to the public of $2.40 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the Underwriters’ option, closed in February 2018. In total, we sold 14.4 million shares of our common stock at a price of $2.40 per share. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $33.1 million, which excludes approximately $0.3 million of offering expenses fully paid as of September 30, 2018.

In September 2018, we entered into an underwriting agreement,  relating to the public offering of 14,117,647 shares of our common stock, $0.001 par value per share, at a price to the public of $4.25 per share. Under the terms of the underwriting agreement, we also granted the Underwriters a 30-day option to purchase up to an additional 2,117,647 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the Underwriters’ option, closed in September 2018. In total, we sold 16.2 million shares of our common stock at a price of $4.25 per share. We paid a commission equal to 6% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $64.9 million, excluding approximately $0.2 million of offering expenses unpaid as of September 30, 2018.

In total, for the nine months  ended September 30, 2018, we issued 30.6 million shares of our common stock through our equity offerings, resulting in net proceeds of $97.7 million, excluding approximately $0.2 million of offering expenses unpaid as of September 30, 2018.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in both February 2018 and September 2018,  holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock in our public offering.

Equity Plans

As of September 30, 2018, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2018, an additional 5.8 million shares were reserved under the 2010 Plan, an additional 1.2 million shares were reserved under the 2010 Director Plan and an additional 2.3 million shares were reserved under the ESPP.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the nine months  ended September 30, 2018 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2017	6,795	25,404	$1.16 – 16.00	$6.10
Additional shares reserved	6,976
Options granted	(4,183)	4,183	2.47 – 4.28	2.56
Options exercised	—	(340)	1.16 – 5.27	2.49
Options canceled	1,850	(1,850)	1.16 – 16.0	6.12
Balances, September 30, 2018	11,438	27,397	$1.16 – 16.00	$5.60

Restricted Stock Units, or “RSUs”

Time-based RSUs

Beginning in the three months  ended March 31, 2018, the Compensation Committee of the Board of Directors has approved awards of RSUs with time-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The number of RSUs vested includes shares of common stock that we will withhold on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the time-based RSUs activity for the nine months  ended September 30, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2017	—	$—
RSUs granted	365	2.57
RSUs released	—	—
RSUs forfeited	(16)	2.54
Unvested RSUs outstanding at September 30, 2018	349	$2.57

For the three and nine months  ended September 30, 2018, we recognized compensation expense of $55,000 and $128,000, respectively, related to time-based RSUs.

Performance-based RSUs

During the three months  ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The number of RSUs vested includes shares of common stock that we will withhold on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the performance-based RSUs activity for the nine months  ended September 30, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2017	—	$—
PSUs granted	657	2.58
PSUs released	—	—
PSUs forfeited	(23)	2.54
Unvested PSUs outstanding at September 30, 2018	634	$2.58

For the three and nine months  ended September 30, 2018, we recognized compensation expense of $178,000 and $430,000, respectively, related to performance-based RSUs.

ESPP shares

Shares issued under our ESPP totaled 1,674,960 and 1,289,663 shares during the nine months  ended September 30, 2018 and 2017, respectively. As of September 30, 2018, 1,952,507 shares of our common stock remain available for issuance under our ESPP.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$608	$608	$1,905	$1,703
Research and development	2,207	2,071	6,658	6,131
Sales, general and administrative	2,310	2,289	7,068	7,128
Total stock-based compensation expense	$5,125	$4,968	$15,631	$14,962

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option	2018	2017	2018	2017
Expected term in years	5.2	6.1	5.2	6.1
Expected volatility	65%	70%	67%	70%
Risk-free interest rate	2.8%	1.9%	2.5%	2.1%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2018	2017	2018	2017
Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility	65%	70%	65% - 67%	70%
Risk-free interest rate	1.3%-2.7%	1.1%-1.4%	1.3%-2.7%	0.8%-1.4%
Dividend yield	—	—	—	—

NOTE 8. SUBSEQUENT EVENT

Proposed Merger with Illumina, Inc.

On November 1, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Illumina, Inc. (“Illumina”), FC Ops Corp. (“Merger Subsidiary”), and the Company. Pursuant to the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving company in the Merger and as a wholly owned subsidiary of Illumina. As a result of the Merger, Pacific Biosciences will cease to be a publicly traded company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (a) each issued and outstanding share of Company common stock (other than shares (i) owned or held in treasury by the Company or owned by Illumina or Merger Subsidiary, (ii) held by any subsidiary of the Company or Illumina (other than Merger Subsidiary) or (iii) held by stockholders who have properly exercised and perfected appraisal rights under Delaware law), and (b) each outstanding share of Company restricted stock, will be cancelled and automatically converted into the right to receive $8.00 in cash, without interest (the “Merger Consideration”). In addition, subject to certain exceptions, each share of Company common stock underlying restricted stock units and stock options (whether vested or unvested) will be converted into the right to receive the Merger Consideration (or, in the case of a stock option, the spread between the Merger Consideration and the applicable exercise price), without interest. For additional information regarding the Merger, please refer to the Merger Agreement, which was filed with the Securities and Exchange Commission on November 5, 2018 as an exhibit to a Current Report on Form 8-K.

Consummation of the Merger is subject to certain conditions, including the receipt of the necessary approval from the Company’s stockholders and other customary closing conditions. The parties currently expect to close the Merger in mid-2019. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will be obligated to pay Illumina a termination fee of $43.0 million.

Payment to Chief Financial Officer and Chief Executive Officer

The Board approved a cash bonus of $617,500 to Susan Barnes and $1,030,000 to Michael Hunkapiller, as compensation for their services as our Chief Financial Officer and Chief Executive Officer, respectively.  Ms. Barnes and Dr. Hunkapiller had previously received $1 per year as cash compensation for their services and the bonuses are intended to recognize their commitment to the best interests of the Company and to appropriately compensate them for their services.  Dr. Hunkapiller is also a member and chairman of our Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods and the consummation and timing of the proposed acquisition of us by Illumina, Inc. (“Illumina”). The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

Recent Merger Announcement

On November 1, 2018, Illumina, FC Ops Corp. and we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share in an all-cash transaction valued at approximately $1.2 billion on a fully diluted basis. Completion of the transaction is subject to approval by our stockholders and other customary closing conditions. The parties currently expect to close the transaction in mid-2019, at which time we will become a wholly owned subsidiary of Illumina and will cease to be a publicly traded company.

Basis of Presentation

Revenue

During the three and nine months  ended September 30, 2018 and 2017, product revenue was primarily derived from the sale of (1) Sequel instruments, and  (2) consumables associated with Sequel and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

Income Taxes

Except for the three months  ended September 30, 2015, we have incurred net losses in every quarter since inception and have not recorded any U.S. federal or state income tax benefits for such losses as they have been fully offset by valuation allowances.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited Financial Statements, which have been prepared in accordance with the rules and regulations of the SEC. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We adopted FASB ASC 606, Revenue from Contracts with Customers on January 1, 2018, using the modified retrospective method. Please see “Recently Adopted Accounting Standards” in the Note 2 “Summary of Significant Accounting Policies” of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the three months  ended September 30, 2018 and 2017

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2018	2017
	(unaudited)
Revenue:
Product revenue	$15,150	$20,343	$(5,193)	(26%)
Service and other revenue	3,010	3,202	(192)	(6%)
Total revenue	18,160	23,545	(5,385)	(23%)
Cost of Revenue:
Cost of product revenue	12,250	11,547	703	6%
Cost of service and other revenue	2,718	3,771	(1,053)	(28%)
Total cost of revenue	14,968	15,318	(350)	(2%)
Gross profit	3,192	8,227	(5,035)	(61%)
Operating Expense:
Research and development	14,356	15,844	(1,488)	(9%)
Sales, general and administrative	13,506	13,952	(446)	(3%)
Total operating expense	27,862	29,796	(1,934)	(6%)
Operating loss	(24,670)	(21,569)	(3,101)	(14%)
Interest expense	(616)	(633)	17	3%
Other income, net	242	181	61	34%
Net loss	$(25,044)	$(22,021)	$(3,023)	(14%)

Revenue

Total revenue for the three months ended September 30, 2018 was $18.2 million, compared to $23.5 million for the same period during 2017.

Product revenue of $15.2 million for the three months ended September 30, 2018 consisted of $6.3 million from sales of Sequel instruments and $8.9 million from sales of consumables, compared to total product revenue of $20.3 million for the same period during 2017, consisting of $9.7 million from sales of Sequel instruments and $10.6 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations. The decrease in consumable sales was primarily attributable to a decrease in RSII consumables and variation in customer ordering patterns.

Service and other revenue of $3.0 million and $3.2 million for the three months  ended September 30, 2018 and 2017, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Service revenue was relatively flat as increases in Sequel service revenue were offset by decrease in RSII service revenue.

Gross Profit

Gross profit for the three months  ended September 30, 2018 was $3.2 million, resulting in a gross margin of 17.6%, compared to gross profit of $8.2 million, resulting in a gross margin of 34.9% for the same period during 2017.  Gross profit for the three months  ended September 30, 2018 was negatively impacted by $2.4 million of product transition costs including an inventory reserve taken on older consumables as new products were introduced in 2018. In addition, lower manufacturing output during the three months  ended September 30, 2018 also negatively impacted gross profit as a larger portion of manufacturing fixed costs was reflected in cost of sales for the period.

Cost of product revenue was $12.3 million for the three months  ended September 30, 2018, compared to cost of product revenue of $11.5 million for the same period during 2017. The increase in cost of product revenue, despite lower product revenue, was due to a $2.4 million of product transition costs, including an inventory reserve taken on older consumables as new products were introduced in 2018. Cost of service and other revenue for the three months  ended September 30, 2018 was $2.7 million, compared to $3.8 million for the same period during 2017. The decrease in cost of service and other revenue of $1.1 million was due to lower overhead costs and lower parts costs as Sequel instrument reliability has improved.

Research and Development Expense

During the three months  ended September 30, 2018, research and development expense decreased by $1.5 million, or 9.4%, compared to the same period during 2017. The decrease in research and development expense was primarily driven by lower chip development costs.  Research and development expense included stock-based compensation expense of $2.2 million and $2.1 million during the three months  ended September 30, 2018 and 2017, respectively.

Sales, General and Administrative Expense

During the three months  ended September 30, 2018, sales, general and administrative expense decreased by $0.4 million, or 3.2%, compared to the same period during 2017. The decrease in sales, general and administrative expense was primarily attributable to a decrease of $0.4 million in consulting and professional fees, including legal fees incurred in connection with patent litigation compared to the three months  ended September 30, 2017. Sales, general and administrative expense included stock-based compensation expense of $2.3 million and $2.3 million during the three months  ended September 30, 2018 and 2017, respectively.

We generally expect our total operating expenses to be consistent for the remainder of 2018.

Interest Expense

Interest expense for the three months ended September 30, 2018 remained flat compared to the same period during 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of September 30, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

Comparison of the nine months  ended September 30, 2018 and 2017

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2018	2017
	(unaudited)
Revenue:
Product revenue	$49,917	$58,185	$(8,268)	(14%)
Service and other revenue	9,183	10,348	(1,165)	(11%)
Total revenue	59,100	68,533	(9,433)	(14%)
Cost of Revenue:
Cost of product revenue	31,127	31,064	63	0%
Cost of service and other revenue	8,623	12,304	(3,681)	(30%)
Total cost of revenue	39,750	43,368	(3,618)	(8%)
Gross profit	19,350	25,165	(5,815)	(23%)
Operating Expense:
Research and development	46,331	49,698	(3,367)	(7%)
Sales, general and administrative	43,383	44,722	(1,339)	(3%)
Total operating expense	89,714	94,420	(4,706)	(5%)
Operating loss	(70,364)	(69,255)	(1,109)	(2%)
Interest expense	(1,795)	(2,297)	502	22%
Other income, net	396	125	271	217%
Net loss	$(71,763)	$(71,427)	$(336)	0%

Revenue

Total revenue for the nine months ended September 30, 2018 was $59.1 million, compared to $68.5 million for the same period during 2017. The decrease in revenue was primarily due to fewer system installations in 2018 compared with 2017.

Product revenue of $49.9 million for the nine months  ended September 30, 2018 consisted of $22.0 million from sales of Sequel instruments and $27.9 million from sales of consumables, compared to total product revenue of $58.2 million for the same period during 2017, consisting of $29.5 million from sales of Sequel and RS II instruments and $28.7 million from sales of consumables. The sales of Sequel instruments decreased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 primarily due to the fact that instrument sales have been highly variable due to customers delaying current instrument purchases in anticipation of the new 8M SMRT Cell product launch. While consumable revenue from the nine months ended September 30, 2017 to the nine months ended September 30, 2018  has remained relatively flat, the growth in Sequel consumable sales has been significant, but that growth has been offset by a significant decline in RSII consumable revenue.

Service and other revenue of $9.2 million and $10.3 million for the nine months  ended September 30, 2018 and 2017, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Lower year-over-year service revenue was due to decreasing RSII service revenue as RS II customers have transitioned to Sequel instruments.

Gross Profit

Gross profit for the nine months  ended September 30, 2018 was $19.4 million, resulting in a gross margin of 32.7%, compared to gross profit of $25.2 million, resulting in a gross margin of 36.7% for the same period during 2017.

Cost of product revenue was $31.1 million for the nine months ended September 30, 2018, compared to cost of product revenue of $31.1 million for the same period during 2017. Despite lower product revenue in 2018 compared with 2017, cost of product revenue was relatively flat due to higher product transition costs, including an inventory reserve taken on older consumables as new products were introduced in 2018. Cost of service and other revenue for the nine months  ended September 30, 2018 was $8.6 million, compared to $12.3 million for the same period during 2017. During the nine months ended September 30, 2017, we recorded charges to cost of revenue totaling $1.6 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. In addition, for the nine months  ended September 30, 2018 we have continued to improve Sequel instrument reliability which has led to reduced cost of service during the period.

Research and Development Expense

During the nine months  ended September 30,  2018, research and development expense decreased by $3.4 million, or 6.8%, compared to the same period during 2017. The decrease in research and development expense was primarily attributable to a lower chip development costs. Research and development expense included stock-based compensation expense of $6.7 million and $6.1 million during the nine months ended September 30, 2018 and 2017, respectively.

Sales, General and Administrative Expense

During the nine months  ended September 30, 2018, sales, general and administrative expense decreased by $1.3 million, or 3.0%, compared to the same period during 2017. The decrease in sales, general and administrative expense was primarily attributable to a decrease in consulting and professional fees, including legal fees incurred in connection with our ongoing patent litigation compared to the nine months ended September 30, 2017. Sales, general and administrative expense included stock-based compensation expense of $7.1 million and $7.1 million during the nine months  ended September 30, 2018 and 2017, respectively.

Interest Expense

Interest expense for the nine months  ended September 30, 2018 decreased by $0.5 million compared to the same period during 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of September 30, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at September 30, 2018 totaled $115.7 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least twelve months from the filing of this Quarterly Report on Form 10-Q; however, we may need to raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our operating plans and financial forecast for 2018, which includes various assumptions regarding demand for our products.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the nine months  ended September 30, 2018 and 2017 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $47.4 million of cash from operating activities for the nine months  ended September 30, 2018, compared to cash usage of $47.3 million for the same period in 2017.

Cash used in operating activities for the nine months ended September 30, 2018 was due primarily to a net loss of $71.8 million, offset by non-cash items such as stock-based compensation of $15.6 million and depreciation of $5.4 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $7.0 million in accounts receivable, partially offset by a decrease of $3.5 million in accrued expenses.

Cash used in operating activities for the nine months ended September 30, 2017 was due primarily to a net loss of $71.4 million, adjusted for non-cash items such as stock-based compensation of $15.0 million and depreciation of $6.6 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $6.0 million in accrued expenses and an increase of $4.0 million in inventory, partially offset by a decrease in prepaid expenses and other assets of $7.4 million, of which $4.3 million related to the payments we received from our Prior Landlord as a result of exiting a portion of our prior facilities.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $32.9 million of cash from investing activities for the nine months  ended September 30, 2018, compared to using cash of $12.2 million from investing activities for the nine months  ended September 30, 2017.

Cash used in investing activities for the nine months  ended September 30, 2018 was due primarily to net purchases of investments of $31.1 million.

Cash used in investing activities for the nine months  ended September 30, 2017 was due primarily to net purchases of investments of $2.9 million and net purchases of property and equipment of $9.4 million.

Financing Activities

We had $101.9 million of cash provided from financing activities for the nine months  ended September 30, 2018, compared to $68.7 million of cash provided from financing activities for the same period in 2017.

Cash provided by financing activities during the nine months  ended September 30, 2018 stemmed from the net proceeds of $97.7 million from our February 2018 and September 2018 underwritten public equity follow-on offerings after deducting underwriter commissions and offering expenses, and $4.2 million from the issuance of common stock through our equity compensation plans.

Cash provided by financing activities during the nine months  ended September 30, 2017 was due primarily to net proceeds of $52.5 million from our underwritten public equity offering, after deducting underwriter commissions and offering expenses, net proceeds of $11.9 million from our common stock “at-the-market” offering program and $8.8 million from the issuance of common stock through our equity compensation plans, partially offset by our payment of $4.5 million in outstanding principal under our debt facility in the second quarter of 2017.

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

Underwritten Public Equity Offerings

Please see “Note 7. Stockholders’ Equity”.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of September 30, 2018, we had an outstanding principal amount $16.0 million remaining in the Notes.

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

Lease

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both September 30, 2018 and December 31, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The announcement and pendency of our agreement to be acquired by Illumina could adversely affect our business.

On November 1, 2018, we announced that we had entered into a definitive agreement to be acquired by Illumina. Uncertainty about the effect of the proposed acquisition on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the acquisition may be prevented or delayed or the anticipated benefits of the acquisition could be reduced.

Consummation of the acquisition by Illumina is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  In the EU, the merger may be subject to the merger control jurisdiction of the national competition authorities in three EU member states.  If a filing is required, the parties intend to request a referral of the merger to the European Commission (EC) pursuant to Article 4(5) of Council Regulation (EC) No. 139/2004, such that merger clearance is required from only the European Commission in the EU. At any time before or after the acquisition is consummated, any of the U.S. Department of Justice, the Federal Trade Commission, U.S. state attorneys general, or the EC could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, condition completion of the acquisition upon the divestiture of assets of Illumina, us or their and our respective subsidiaries, or impose restrictions on Illumina’s post-acquisition operations. Any such requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the acquisition, see the risk factor below entitled “The failure to complete the acquisition by Illumina could adversely affect our business.”

The failure to complete the acquisition by Illumina could adversely affect our business.

Consummation of the acquisition by Illumina is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion, including our need to obtain stockholder approval of the acquisition. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the definitive agreement, we may be required to pay a termination fee of  $43 million to Illumina. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

While the acquisition by Illumina is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed merger becomes effective or the Merger Agreement terminates. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the acquisition. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings,  cash flows and other business results and our financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

The Merger Agreement limits our ability to pursue alternatives to the acquisition.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.

In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal will be eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $43 million termination fee that may become payable by us in certain circumstances.

Litigation may arise in connection with the acquisition by Illumina, which could be costly, prevent consummation of the acquisition, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the acquisition by Illumina, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the acquisition by Illumina may materially adversely affect our business, financial condition and operating results. If the acquisition is not consummated for any reason, litigation could be filed in connection with the failure to consummate the acquisition. Any litigation related to the acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

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

•	manage the timeliness of our new product introductions, including the SMRT Cell 8M, and the rate at which sales of our new products may cannibalize sales of our older products;
•	drive adoption of our current and future products, including the Sequel System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
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

These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including with respect to the new SMRT Cell 8M we are developing. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the markets that we seek to reach, which we may be unable to do at the scale required to support our business.

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

Some of our current competitors, including Illumina and Thermo Fisher Scientific Inc., as well as other potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages, even if our technology is more effective than the products or service offerings of our competitors, current and potential customers might purchase competitive products and services instead of our products.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the three and nine months ended September 30, 2018, respectively, one of our customers, Gene Company Limited, accounted for approximately 20% and 28% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to estimate. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions. We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, and South Africa. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•	challenges in staffing and managing foreign operations;
•	potentially longer sales cycles and more time required to educate customers on the benefits of our platform outside of the United States;
•	the potential need for localized software and documentation;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•	restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;
•

U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation,  exportation, reexportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, including non-U.S. components and materials that may be used in our products, with a combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% until the end of the year when they are expected to increase to 25%. These tariffs may raise our cost of goods.  Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Additionally, the current U.S. presidential administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycle for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which cycles often coincide with government fiscal year ends. For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeit, or future budgets that may be reduced, if such funds remain unspent at such fiscal year-end. Furthermore, celebrations of the Lunar New Year, which occurs during our first quarter, may last for a week or longer, during which time many of our customers’ offices in China and elsewhere in the Asia-Pacific region may be closed due to the holiday, and have in the past caused, and may in the future cause, decreased sales of our consumables during such quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may become in the future, more, or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

On October 30, 2018, Kathy Ordoñez resigned from her role as Chief Commercial Officer and Executive Vice President.  Ms. Ordoñez will continue to serve as a Class III director on the Board.  Michael Hunkapiller, our Chairman, Chief Executive Officer and President, will assume the duties of Ms. Ordoñez.

Separately, the Board approved a cash bonus of $617,500 to Susan Barnes and $1,030,000 to Michael Hunkapiller, as compensation for their services as our Chief Financial Officer and Chief Executive Officer, respectively.  Ms. Barnes and Dr. Hunkapiller had previously received $1 per year as cash compensation for their services and the bonuses are intended to recognize their commitment to the best interests of the Company and to appropriately compensate them for their services. Dr. Hunkapiller is also a member and chairman of our Board.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 1, 2018, by and among Illumina, Inc., FC Ops Corp. and Pacific Biosciences of California, Inc.	8-K	2.1	November 5, 2018
3.1	Second Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 5, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 5, 2018	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer