Form 10-K
period 2018-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2019-02-26
CIK 1299130

K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $428,497,000.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of February 22, 2019:  150,959,952

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be held on June 18, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, our statements regarding the merger agreement and proposed merger with Illumina, Inc.(“Illumina”), the Early Access Program, the expected timing of commercial shipments of Sequel II Systems and SMRT Cell 8M products, the attributes and sequencing advantages of SMRT® technology and the Sequel® System, market opportunities, strategic and commercial plans, including strategy for our business and related financing, expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products, manufacturing plans including developing and scaling of manufacturing and delivery of our products, research and development plans, product development including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies, updates or improvements of our products, intentions regarding seeking regulatory approval for our products, competition, expectations regarding unrecognized income tax benefits, expectations regarding the impact of an increase in market rates on the value of our investment portfolio, the sufficiency of cash, cash equivalents and investments to fund projected operating requirements, the effects of recent accounting pronouncements on our financial statements and other future events. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.  BUSINESS

Merger with Illumina, Inc.

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. We and Illumina have each received a request for additional information and documentary material, commonly referred to as a “second request,” from the United States Federal Trade Commission (the “FTC”) in connection with the Merger. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by us and Illumina with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC. The parties have entered into a timing agreement with the FTC that extends the waiting period of the “second request” to mid-2019. We and Illumina continue to expect the Merger to be completed in mid-2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of our agreement to be acquired by Illumina please see Item 1A Risk Factors under the section “Risks Related to Our Business”.

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

Our current products include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. We are continuously developing new products including the SMRT Cell 8M, which is designed to have up to eight times as much throughput capability as the current Sequel SMRT Cell 1M. We commenced our Early Access Program for the SMRT® Cell 8M chip and platform, the Sequel® II System, in January 2019 and the five Early Access sites selected have installed and operated their Sequel II Systems. Based on the early performance of the Sequel II Systems at these sites, we expect to begin commercial shipments of Sequel II Systems and SMRT Cell 8M products in the early part of the second quarter of 2019.

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

Recent advances in our understanding of biological complexity have highlighted the need for advanced tools such as the PacBio® RS II System and the Sequel® System to study DNA, RNA and proteins. In the field of nucleic acid sequencing, incremental technological advances have provided novel insights into the structure and function of the genome. Despite these advances, scientists have not been able to fully characterize the human genome and the genomes of other living organisms because of inherent limitations in these tools.

Evolution of Sequencing

In order to understand the limitations of current nucleic acid sequencing technologies, it is important to understand the sequencing process. This consists of three phases: sample preparation, physical sequencing, and analysis. The first step of sample preparation is to either break the target genome into multiple small fragments or, depending on the amount of sample DNA available, amplify the target region using a variety of molecular methods. In the physical sequencing phase, the individual bases in each fragment are identified in order, creating individual reads. The number of individual bases identified contiguously is defined as read length. In the analysis phase, bioinformatics software is used to align overlapping reads, which allows the original genome to be assembled into contiguous sequence. The longer the read length, the easier it is to assemble the genome.

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

Due to the large number of flushing, scanning and washing cycles required, the time to result for short-read sequencing methods can be longer, sometimes taking days.   This repetitive process also limits the average read length produced by most of these systems under standard sequencing conditions to approximately 35 to 600 bases.

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

The PacBio Solution — Single Molecule, Real-Time Technology

We have developed our SMRT technology, which enables single molecule, real-time detection of biological processes, to address many of the limitations of previous sequencing technologies.  By providing long read lengths, elimination of the dependence on amplification during sample preparation (which can result in amplification bias), very high consensus accuracy, and the ability to detect DNA base modifications, the PacBio RS II System and the Sequel System can provide more comprehensive and higher quality information of DNA and RNA sequence as well as epigenetic regulation and DNA damage.

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

•	The SMRT Cell
•	Phospholinked nucleotides
•	The PacBio RS II and Sequel instruments

The SMRT Cell

One of the fundamental challenges with observing a single DNA polymerase molecule working in real time is the ability to detect the incorporation of a single nucleotide, taken from a large pool of potential nucleotides, during DNA synthesis. To resolve this problem, we utilize our nanoscale innovation, the zero-mode waveguide, or ZMW.

The ZMWs in our SMRT Cells consist of holes in an opaque layer, measuring only tens of nanometers in diameter forming nanoscale wells. The small size of the ZMW causes the intensity of visible laser light, which has a wavelength of approximately 600nm, to decay exponentially in the ZMW. Therefore, laser light shined into the ZMW from below is blocked from reaching the sequencing solution above the ZMW, providing selective illumination of only the bottom portion of the nanoscale well. DNA polymerases are anchored to the bottom of the glass surface of the nanoscale wells using proprietary techniques. Nucleotides, each type labeled with a different colored fluorophore, are then flooded above an array of ZMWs at the required concentration. When the labeled nucleotides diffuse into the bottom portion of the nanoscale wells, which contain the anchored DNA polymerases, their fluorescence can be monitored. When the correct nucleotide is detected by the polymerase, it is incorporated into the growing DNA strand in a process that takes milliseconds in contrast to simple diffusion which takes microseconds. This difference in time results in higher signal intensity for incorporated versus unincorporated nucleotides, which creates a high signal-to-noise ratio. Thus, the ZMW provides the ability to detect a single incorporation event against the background of fluorescently labeled nucleotides at biologically relevant concentrations. Our DNA sequencing is performed on proprietary SMRT Cells, each having an array of ZMWs. The SMRT Cells for the PacBio RS II System each contain approximately 150,000 ZMWs, whereas the SMRT Cells for the Sequel System each contain approximately one million ZMWs. The SMRT Cells for the Sequel II System currently in development contain approximately eight million ZMWs. Each ZMW is capable of containing a DNA polymerase molecule bound to a single DNA template.  Currently, our immobilization process randomly distributes polymerases into ZMWs across the SMRT Cell, typically resulting in approximately one-third to two-thirds of the ZMWs having a single template.

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

Our Products

We entered the market with our first commercial product, the PacBio RS System, during the second quarter of 2011 and launched the higher performance PacBio RS II System during the second quarter of 2013. In September 2015, we announced the Sequel System, which is based on the same underlying SMRT technology as the PacBio RS II System, but can achieve up to approximately seven times the throughput with newly-designed SMRT Cells. We are planning on introducing a new system in 2019, the Sequel II System, which is designed to achieve approximately eight times the throughput of the current Sequel System, utilizing our new SMRT Cell 8M chip. Our sequencing systems provide access to a wide range of applications and are designed for expandable improvements to performance capability and new application capabilities through chemistry and software enhancements without necessitating changes to instrument hardware.

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

Consumables

Customers must purchase proprietary consumable products to run either the PacBio RS II System or Sequel System. Our consumable products include our proprietary SMRT Cells and reagent kits. One SMRT Cell is consumed per sequencing reaction, and scientists can choose the number of SMRT Cells they use per experiment. For the PacBio RS II instrument, eight SMRT Cells containing approximately 150,000 ZMWs each are individually and hermetically sealed then packaged together into a streamlined 8Pac format.  Sequel System customers purchase a similarly packaged, four SMRT Cell format with approximately one million ZMWs each. The Sequel II System currently in development will also use a similarly packaged, four SMRT Cell format with approximately eight million ZMWs each.

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

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and parts of Europe and through distribution partners in Asia, certain other parts of Europe, the Middle East and Africa, and Latin America. Our sales strategy involves the use of a combination of sales personnel and field application scientists. The role of our sales personnel is to educate customers on the advantages of SMRT technology and the applications that our technology makes possible. The role of our field application scientists is to provide on-site training and scientific technical support to prospective and existing customers and to encourage customer utilization of our SMRT sequencing technology. Our field application scientists are technical experts, often with advanced degrees, and generally have extensive experience in academic research and core sequencing lab experience.

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

Customers

Our customers include research institutions, commercial laboratories, genome centers, clinical, government and academic institutions, genomics service providers, pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using PacBio sequencing systems in their own research labs, or they will send their genetic samples to third party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn or other crops. Excluding contractual revenue from the Development, Commercialization and License Agreement dated September 24, 2013 (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), which has now been terminated, for the years ended December 31, 2018 and 2017, one customer, Gene Company Limited, our distributor for China and Hong Kong, accounted for approximately 26%  and 31% of our total revenue, respectively. Excluding contractual revenue from the Development, Commercialization and License Agreement dated September 24, 2013 (the “Roche Agreement”) with F. Hoffman-La Roche Ltd (“Roche”), which terminated in February 2017, for the year ended December 31, 2016, no customer accounted for more than 10% of our total revenue.

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

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, Middle East,  Africa, Asia Pacific and South America. Roche-related contractual revenue has been classified as revenue from the United States. Revenue from customers outside the United States totaled $44.7 million, or 57% of our total revenue during fiscal 2018, compared to $54.3 million, or 58% of our total revenue, during fiscal 2017, and compared to $41.0 million, or 45% of our total revenue, during fiscal 2016.

Backlog

As of December 31, 2018, our instrument backlog was approximately $4.6 million, compared to $4.1 million as of December 31, 2017. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2019; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

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

As of December 31, 2018, we own or hold exclusive licenses to 297 issued U.S. patents, 79 pending U.S. patent applications, 193 granted foreign patents and 75 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2019 and 2036.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

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

We are involved in legal proceedings for patent infringement with Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Oxford Nanopore Technologies, Inc. (“ONT Inc.”) in the United States. Please see Item 3 titled “Legal Proceedings” for more information.

Other Sequencing Solutions

There are a significant number of companies offering nucleic acid sequencing equipment or consumables. These include, but are not limited to, Illumina, Thermo Fisher Scientific Inc. (“Thermo”), ONT Ltd., Roche, and Qiagen N.V. (“Qiagen”). Many of these companies currently have greater financial, technical, research and/or other resources than we do. They also have larger and more established manufacturing capabilities and marketing, sales and support functions. We expect the competition to intensify within the overall nucleic acid sequencing market as there are also several companies developing new sequencing technologies, products and/or services, including ONT Ltd. and Roche.  Increased competition may result in pricing pressures, which could harm our sales, profitability or share of supply.

In order for us to maintain and increase our sales, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators, including single molecule, real-time resolution, the combination of very high consensus accuracy and long read lengths with the ability to detect real-time kinetic information, fast time to result and flexibility, as well as the breadth and depth of current and future products and applications.

Employees

As of December 31, 2018, we had 401 full-time employees. Of these employees, 157 were in research and development,  101 were in operations and service, 88 were in marketing, sales and customer support, and 55 were in general and administration. With the exception of our field-based sales, marketing and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Available Information

Our website is located at www.pacb.com. The information posted on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 10-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Additionally, we use our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “About Us - Investors” on our website home page. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible through our website at www.pacb.com/blog, as well as our Twitter account (@pacbio). Information on or that can be accessed through our website or our Twitter account is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only.

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

On November 1, 2018, we entered into a definitive agreement to be acquired by Illumina. Uncertainty about the effect of the proposed acquisition on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the acquisition. There can be no assurance that our employees, including key personnel, can be retained, or that we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The parties must obtain certain regulatory approvals in order to complete the transactions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the acquisition may be prevented or delayed or the anticipated benefits of the acquisition may be reduced.

Consummation of the acquisition by Illumina is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). We and Illumina have each received a request for additional information and documentary materials (commonly referred to as a “second request”) from the United State Federal Trade Commission (“FTC”) in connection with the Merger. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by us and Illumina with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC. The parties have entered into a timing agreement with the FTC that extends the waiting period of the “second request” to mid-2019.

In the EU, the acquisition is not reviewable under Council Regulation (EC) No. 139/2004. The transaction is a relevant merger situation which will be notified to the UK’s Competition and Markets Authority (CMA) under the Enterprise Act 2002, as amended by the Enterprise and Regulatory Reform Act 2013. At any time before or after the acquisition is consummated, any of the U.S. Department of Justice, the Federal Trade Commission, U.S. state attorneys general, or the CMA could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, condition completion of the acquisition upon the divestiture of assets of Illumina, us or their and our respective subsidiaries, or impose restrictions on Illumina’s post-acquisition operations. Any such requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the acquisition, see the risk factor below entitled “The failure to complete the acquisition by Illumina could adversely affect our business.”

The failure to complete the acquisition by Illumina could adversely affect our business.

Consummation of our acquisition by Illumina is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion.  If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the definitive agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the definitive agreement, we may be required to pay a termination fee of $43 million to Illumina. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the acquisition, if the acquisition is not consummated.

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

In addition, upon adoption of the Merger Agreement by our stockholders, our right to terminate the Merger Agreement in response to a superior proposal was eliminated. While we believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of us from considering or proposing such acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration. Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $43 million termination fee that may become payable by us in certain circumstances.

Several lawsuits were filed and additional litigation may arise in connection with the acquisition by Illumina, which could be costly, divert management’s attention and otherwise materially harm our business.

We are aware of five lawsuits that were filed in connection with the merger agreement and the merger. Three putative class action complaints, captioned Wang v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7450 (N.D. Cal.), Morrison v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7654 (N.D. Cal.), and Speiser v. Pacific Biosciences of California, Inc., et al., No. 3:19-cv-0072 (N.D. Cal.), were filed in the United States District Court for the Northern District of California on December 11, 2018, December 20, 2018, and January 4, 2019, respectively. A fourth putative class action complaint, captioned Rosenblatt v. Pacific Biosciences of California, Inc., et al., No. 1:18-cv-2005 (D. Del.) was filed in the United States District Court for the District of Delaware on December 18, 2018. An individual complaint, captioned Washington v. Pacific Biosciences of California, Inc., et al., No. 5:18-cv-7614 (N.D. Cal.), was filed in the United States District Court for the Northern District of California on December 19, 2018. These lawsuits asserted claims under Section 14(a) and Section 20(a) of the Exchange Act in connection with the disclosures contained in the preliminary proxy statement that we filed with the SEC on December 5, 2018, the definitive proxy statement that we filed with the SEC on December 18, 2018, or both. The lawsuits named us and our directors as defendants. The complaints sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the merger and awarding the plaintiffs costs and attorneys’ fees. While our management believed that the claims were without merit, we agreed to make supplemental disclosures in exchange for plaintiffs’ agreement that the supplemental disclosures would moot their claims. The supplemental disclosures were filed on Schedule 14A on January 18, 2019. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit. Additional lawsuits may also be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the acquisition by Illumina.

Regardless of the outcome of the current or any future litigation related to the acquisition by Illumina, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the acquisition by Illumina may materially adversely affect our business, financial condition and operating results. Litigation related to the acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, the overall market for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We have limited experience as a commercial company and the commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated.

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects.  Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and we are planning on introducing the Sequel II System in 2019. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	manage the timeliness of our new product introductions, including the SMRT Cell 8M and Sequel II System, and the rate at which sales of our new products may cannibalize sales of our older products;
•	drive adoption of our current and future products, including the Sequel II System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
•

develop, manufacture and commercialize new products, including the new SMRT Cell 8M and Sequel II System we are developing, or achieve an acceptable return on our manufacturing or research and development efforts and expenses;

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products (including into the markets that Roche would have addressed), may be heightened by the termination of our development, commercialization and license agreement with Roche, which became effective as of the first quarter of 2017.  In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including the new SMRT Cell 8M and Sequel II System. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, we may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results.

We have continued to experience losses and, if that trend continues, we may need to seek additional sources of financing for various purposes, including:

•	expanding the commercialization of our products and launching new products, including the new SMRT Cell 8M and Sequel II System we are developing;
•	funding our operations; and
•	furthering our research and development.

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

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the new SMRT Cell 8M and Sequel II System that we are developing and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel System, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the new SMRT Cell 8M we are developing. We have designed SMRT Cells and other consumables specifically for the Sequel System, and we are developing, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the new SMRT Cell 8M we are developing for the Sequel II System. We have transferred production of the Sequel System SMRT Cells from a prototype chip vendor to a high-volume manufacturer. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the new SMRT Cell 8M and Sequel II System, could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel System. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the new SMRT Cell 8M and the Sequel II System we are developing. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach.

We must successfully manage new product introductions and transitions, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including with respect to the new SMRT Cell 8M and Sequel II System we are developing and also those future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, our business, reputation and financial condition may be materially and adversely affected.

Our success is highly dependent on our ability to further penetrate the existing market for nucleic acid sequencing as well as the growth and expansion of the market for our products.  If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although the overall market for nucleic acid sequencing technology is well-established, the market for our Single Molecule, Real-Time (SMRT®) Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand the overall market for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of the growing overall sequencing market. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the new SMRT Cell 8M and Sequel II System, and related products that we are developing, may not be successful.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the new SMRT Cell 8M and Sequel II System we are developing. Our ability to further penetrate the existing market and any expansion of the market depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers in additional markets. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers in the markets we seek to reach or that our products will perform in accordance with customer expectations.

These markets are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular markets more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including with respect to the new SMRT Cell 8M and Sequel II System we are developing. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the markets that we seek to reach, which we may be unable to do at the scale required to support our business.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities. These new market opportunities may be outside the scope of our proven expertise or in areas where the market demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the new SMRT Cell 8M and Sequel II System we are developing, could diminish future demand for our products and materially harm our future operating results.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina (with whom we have entered into a definitive agreement to be acquired), Thermo, ONT Ltd., Roche, and Qiagen. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In light of these advantages, even if our technology is more effective than the products or service offerings of these other companies, current and potential customers might purchase their products and/or services instead of our products.

There are also several companies that are in the process of developing or have already developed and commercialized new, competing or potentially competing technologies, products and/or services, including ONT Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement in the U.S. District Court for the District of Delaware and, previously, with the U.S. International Trade Commission, in the High Court of England and Wales and in the District Court of Mannheim, Germany. ONT Ltd. previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement, and its subsidiary, ONT, Inc., has filed counterclaims against us in the U.S. District Court for the District of Delaware seeking declaratory judgements of non-infringement, invalidity and unenforceability of the asserted patents, as well as antitrust, false advertising and unfair competition counterclaims that were subsequently dismissed by the Court. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the year ended December 31, 2017 and December 31, 2018,  one of our customers, Gene Company Limited, accounted for approximately 31% and 26% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to estimate. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

In addition, many of our customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us or our sales and distribution partners, which can and have had a negative effect on our gross margins or revenue.

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

Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with our existing indebtedness, could:

•	make it more difficult for us to satisfy our obligations, including under our existing debt agreement;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;
•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness;
•	increase the volatility of the price of our common stock;
•	limit our flexibility to react to changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage to other companies that offer nucleic acid sequencing equipment or consumables and that have less or no indebtedness; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System. Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the new SMRT Cell 8M and Sequel II System we are developing, or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Many countries have laws and regulations that could affect our products, such as 510(k) clearances, premarket approvals or CE Mark requirements, and failure to adhere to applicable statutory or regulatory requirements by us or our business partners would have a material adverse effect on our operations and financial condition. The number and scope of these requirements are increasing. Unlike many of the other companies offering nucleic acid sequencing equipment or consumables, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Doing business internationally creates operational and financial risks for our business.

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, and South Africa and have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•	challenges in staffing and managing foreign operations;
•	potentially longer sales cycles and more time required to engage and educate customers on the benefits of our platform outside of the United States;
•	the potential need for localized software and documentation;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•	restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;
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
•

significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the EU General Data Protection Regulation (GDPR) which took effect in the European Union in 2018.

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff on the import of other Chinese products, including non-U.S. components and materials that may be used in our products, with a combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% and is expected to increase to 25%. These tariffs may raise our cost of goods. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Additionally, the current U.S. presidential administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies.  This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls.  Therefore, it is possible that our ability to export our products may be restricted in the future.

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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs even if we attain profitability.  Furthermore, the changes to deductions, credits and expense recognition resulting from the Tax Cuts and Jobs Act of 2018 enacted on December 22, 2017 have materially impacted the value of our deferred tax assets and liabilities, and could adversely affect our future taxable income and effective tax rate.

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

•	our enforcement of patents and proprietary rights in other countries may be problematic or unpredictable;
•

we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions;

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche had certain access to our trade secrets and other proprietary information pursuant to our agreement with Roche, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the agreement); however, Roche is developing potentially competing sequencing products. There can be no assurance that our measures have provided or will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

Our intellectual property may be subject to challenges in the United States or foreign jurisdictions that could adversely affect our intellectual property position.

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT and other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT has requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT and ONT Ltd. in litigation proceedings for patent infringement. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology, and may materially and adversely affect our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters with ONT in the United States, and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2018, we lease approximately 180,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. We also lease a sales office facility in Singapore, and engineering support facilities in Allen, Texas.

 We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.LEGAL PROCEEDINGS

Legal Proceedings Regarding the Merger

In connection with the proposed acquisition of us by Illumina, five lawsuits were filed, with each lawsuit naming us and our directors as defendants. Three putative class action complaints, captioned Wang v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7450 (N.D. Cal.), Morrison v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7654 (N.D. Cal.), and Speiser v. Pacific Biosciences of California, Inc., et al., No. 3:19-cv-0072 (N.D. Cal.), were filed in the United States District Court for the Northern District of California on December 11, 2018, December 20, 2018, and January 4, 2019, respectively. A fourth putative class action complaint, captioned Rosenblatt v. Pacific Biosciences of California, Inc., et al., No. 1:18-cv-2005 (D. Del.), was filed in the United States District Court for the District of Delaware on December 18, 2018. An individual complaint, captioned Washington v. Pacific Biosciences of California, Inc., et al., No. 5:18-cv-7614 (N.D. Cal.), was filed in the United States District Court for the Northern District of California on December 19, 2018. Each of the lawsuits asserted claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in our preliminary proxy statement on Schedule 14A, filed with the Securities Exchange Commission (the “SEC”) on December 5, 2018, our definitive proxy statement on Schedule 14A, filed with the SEC on December 18, 2018, or both. The complaints sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the acquisition and awarding the plaintiffs costs and attorneys’ fees.

Although we believed that the claims were without merit, we agreed to make supplemental disclosures in exchange for plaintiffs’ agreement that the supplemental disclosures would moot their claims. We made these supplemental disclosures in a proxy statement amendment on Schedule 14A, filed with the SEC on January 18, 2019.

On January 29, 2019, all parties to each of the lawsuits reached an agreement pursuant to which we would pay a total of $300,000 in attorneys’ fees to the plaintiffs. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit.

USITC Proceedings

On November 2, 2016, we filed a complaint against ONT Ltd., ONT Inc. and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement. On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We sought exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint was based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We sought, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents. On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, and we did not oppose the motion. The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision. On February 7, 2018, the USITC issued a notice indicating that it had determined to adopt the ALJ’s claim construction and terminating the investigation. On February 13, 2018, we filed a petition to appeal the USITC’s ruling to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). An oral hearing for this appeal was held on February 8, 2019. On February 12, 2019, the Federal Circuit filed a judgement affirming the USITC claim construction under Federal Circuit Rule 36 without a written opinion.

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

On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 1353 Action, seeking declaratory judgements of non-infringement and invalidity of the ’056 and ’323 Patents and unenforceability of the ’056 and ’323 Patents based on alleged inequitable conduct before the USPTO, as well as antitrust, false advertising, and unfair competition counterclaims. On June 15, 2018, we filed a motion to dismiss ONT Inc.’s counterclaims in the 1353 Action and, on June 18, 2018, we filed a motion to bifurcate and stay discovery on ONT Inc.’s antitrust counterclaims in the 1353 Action. On February 19, 2019, the judge granted our motion to dismiss ONT’s antitrust, false advertising, and unfair competition counterclaims.

Related to the 1353 Action, on September 24, 2108, ONT Inc. filed a first petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’929 Patent.  On September 25, 2018, ONT filed a second petition to institute an inter partes review of the ’929 Patent based on the same art and arguments as the first petition.  ONT Inc. subsequently filed a motion to withdraw the first petition, which motion was granted.  On January 11, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied, and no review should be instituted.

Also related to the 1353 Action, on September 25, 2018, ONT Inc. filed a petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’056 Patent.  On February 13, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied and no review should be instituted.

A claim construction (or “Markman”) hearing for the U.S. District Court matters was held on December 17, 2018.  A trial for the U.S. District Court matters is scheduled to occur in March 2020.

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

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ’542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. On January 22, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office erred in its decision,  which we intend to appeal.  The ’542 Patent will remain in effect while the appeal is pending. Furthermore, our settlement agreement with ONT Ltd. and Harvard University remains in effect.

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ’904 Patent with the European Patent Office alleging invalidity of the ’904 Patent. On October 11, 2018, we filed our response to the opposition. An oral hearing in the matter is scheduled for July 16, 2019.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense with an uncertain outcome, and has been in the past and may in the future be a material expense for us. Management believes this investment is important to protect our intellectual property position, even recognizing the uncertainty of the outcome.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PACB.” The following table sets forth the high and low sales prices per share for our common stock for the indicated fiscal periods:

	2018		2017
	High	Low	High	Low
4th Quarter	$7.84	$3.90	$5.58	$2.51
3rd Quarter	5.82	3.33	5.70	3.08
2nd Quarter	4.09	2.02	5.43	3.11
1st Quarter	3.43	2.03	5.74	3.78

Holders of Record

As of January 31, 2019, there were approximately 39 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

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

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Pacific Biosciences, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Pacific Biosciences, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/2013	12/2014	12/2015	12/2016	12/2017	12/2018
Pacific Biosciences of California, Inc.	$100.00	$149.90	$251.05	$72.66	$50.48	$141.49
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Biotechnology Index	100.00	131.71	140.56	112.25	133.67	121.24

Recent Sales of Unregistered Securities

None.

Use of Proceeds

“At-the-Market” Offering

On February 2, 2017, we filed a prospectus supplement pursuant to which we could offer and sell, from time to time, additional shares of our common stock having an aggregate offering price of up to $60.0 million under the sales agreement for our “at-the-market” offering.

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

For the year ended December 31, 2017, we issued and sold a total of 17.7 million shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million.

For the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with a weighted average offering price of $3.38. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except per share amounts)
Total revenue (1)	$78,626	$93,468	$90,714	$92,782	$60,594
Total cost of revenue	53,530	58,809	46,554	39,332	37,192
Gross profit	25,096	34,659	44,160	53,450	23,402
Gain on lease amendments (2)	—	—	—	(23,043)	—
Total operating expense	126,083	124,443	115,404	82,584	86,256
Operating loss	(100,987)	(89,784)	(71,244)	(29,134)	(62,854)
Net loss	$(102,562)	$(92,189)	$(74,375)	$(31,696)	$(66,160)
Net loss per share:
Basic and diluted net loss per share	$(0.76)	$(0.87)	$(0.83)	$(0.42)	$(0.94)
Shares used in computing basic and diluted net loss per share (3)	135,094	105,682	89,148	75,614	70,475

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and investments	$102,354	$62,872	$71,978	$82,270	$101,348
Working capital	104,775	72,984	75,237	72,363	86,271
Total assets	170,275	144,084	137,884	131,107	124,390
Total liabilities	56,214	57,981	53,216	57,567	69,441
Total stockholders' equity	$114,061	$86,103	$84,668	$73,540	$54,949

(1)

During 2013, we entered into the Roche Agreement and received a non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2014 consists of four quarterly periods of recognition of $1.7 million from the non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2015 consists of four quarterly periods of amortization of $3.6 million, reflecting the increased certainty of the development time period. Revenue for the year ended December 31, 2016 included amortization of $3.6 million of the upfront Roche payment for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016 upon our receipt of notice on December 2016 that Roche had elected to terminate the Roche Agreement, which became effective on February 10, 2017. In addition, we achieved the first development milestone under the Roche Agreement and recorded the related $10.0 million as contractual revenue during the year ended December 31, 2014. We achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million, respectively, as contractual revenue during the year ended December 31, 2015. Please see “Note 3. Contractual Revenue” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)

Comprised of one-time gain of $23.0 million associated with the lease amendment agreements with our prior landlord, which amended the terms and conditions of certain of our existing Menlo Park facility real property leases. Please see “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(3)

From 2012 to 2017, we established various “at-the-market” offerings pursuant to which we could offer and sell shares of our common stock. Our first sales through our “at-the-market” offering occurred in 2013 and as of December 31, 2017, we have sold a total of 27.8 million shares of our common stock at an average price of $5.83, for total net proceeds of $157.1 million. We terminated “at-the-market” offering in June 2017. Subsequently, in June 2017, we issued and sold a total of 17.7 million shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million. Additionally, for the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with a weighted average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million. Please see “Note 9. Stockholders’ Equity” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Merger with Illumina, Inc.

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. We and Illumina have each received a request for additional information and documentary material, commonly referred to as a “second request,” from the United States Federal Trade Commission (the “FTC”) in connection with the Merger. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by us and Illumina with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC. The parties have entered into a timing agreement with the FTC that extends the waiting period of the “second request” to mid-2019. We and Illumina continue to expect the Merger to be completed in mid-2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of our agreement to be acquired by Illumina please see Item 1A Risk Factors under the section “Risks Related to Our Business”.

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

Our current products include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. We are continuously developing new products including the SMRT Cell 8M, which is designed to have up to eight times as much throughput capability as the current Sequel SMRT Cell 1M. We commenced our Early Access Program for the SMRT® Cell 8M chip and platform, the Sequel® II System, in January 2019 and the five Early Access sites selected have installed and operated their Sequel II Systems. Based on the early performance of the Sequel II Systems at these sites, we expect to begin commercial shipments of Sequel II Systems and SMRT Cell 8M products in the early part of the second quarter of 2019.

Product Developments.

In September 2015, we launched a new DNA sequencing platform, the PacBio Sequel® System (the “Sequel System”), which provides higher throughput, more scalability, a reduced footprint and lower sequencing project costs compared to the PacBio® RS II System, while maintaining the existing benefits of our SMRT Sequencing Technology. We concurrently began phasing out production of PacBio RS II instruments.

Cash Position

Cash, cash equivalents and investments, excluding restricted cash, at December 31, 2018 totaled $102.4 million, compared to $62.9 million at December 31, 2017.

For the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with an average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million.

We may raise additional capital in the future. To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

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

We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services is transferred to our customers or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Our instrument sales are generally sold in a bundled arrangement and commonly include the instrument, instrument accessories, installation, training, and consumables. Additionally, our instrument sale arrangements generally include a one-year period of service. For such bundled arrangements, we account for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our customers cannot benefit from our instrument systems without installation, and installation can only be performed by us or qualified distributors. As a result, the system and installation are considered to be a single performance obligation recognized after installation is completed except for sales to qualified distributors, in which case the system is distinct and recognized when control has transferred to the distributor which typically occurs upon shipment.

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

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities primarily consist of deferred revenue. We record deferred service revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred service revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as we are standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation. As of December 31, 2018, we had a total of $7.4 million of deferred service revenue from our service contracts, $6.5 million of which was recorded as “deferred service revenue, current” to be recognized over the next year and the remaining $0.9 million was recorded as “deferred service revenue, non-current” to be recognized in the next 2 to 5 years. Revenue recognized during the year ended December 31,

2018 includes $6.3 million of previously deferred revenue that was included in “deferred service revenue, current” as of December 31, 2017. Contract assets as of December 31, 2017 and December 31, 2018 were not material.

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

Inventories

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

Operating Leases

We lease administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. We record tenant improvement allowances as deferred rent liabilities and amortize the deferred rent over the term of the lease to rent expense on the statements of operations and comprehensive loss.

Recent Accounting Pronouncements

Please see “Note 2. Summary of Significant Accounting Policies”, subsection titled Recent Accounting Pronouncements, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$66,355	$80,030	$(13,675)	(17%)
Service and other revenue	12,271	13,438	(1,167)	(9%)
Total revenue	78,626	93,468	(14,842)	(16%)
Cost of Revenue:
Cost of product revenue	42,053	42,900	(847)	(2%)
Cost of service and other revenue	11,477	15,909	(4,432)	(28%)
Total cost of revenue	53,530	58,809	(5,279)	(9%)
Gross profit	25,096	34,659	(9,563)	(28%)
Operating Expense:
Research and development	62,594	65,324	(2,730)	(4%)
Sales, general and administrative	63,489	59,119	4,370	7%
Total operating expense	126,083	124,443	1,640	1%
Operating loss	(100,987)	(89,784)	(11,203)	(12%)
Interest expense	(2,423)	(2,921)	498	17%
Other income (expense), net	848	516	332	64%
Net loss	$(102,562)	$(92,189)	$(10,373)	(11%)

Revenue

Total revenue for the year ended December 31, 2018 was $78.6 million compared to $93.5 million for 2017.

Product revenue for the year ended December 31, 2018 was $66.4 million, compared to $80.0 million for the year ended December 31, 2017. The decrease in product revenue from 2017 to 2018 was primarily a result of lower instrument installations in 2018, as some customers postponed purchases in anticipation of the Sequel® II system and SMRT® Cell 8M product launches in 2019. In addition, consumables revenue decreased in 2018 as an increase in Sequel consumables was more than offset by a significant decrease in RS II consumables.

Service and other revenue was $12.3 million and $13.4 million for the years ended December 31, 2018 and 2017, respectively, and was primarily derived from product maintenance agreements sold for our installed instrument base. Lower year-over-year service revenue was due to a decrease of higher priced RS II service contract renewals, which is a result of the ongoing transition of our customer base from RS II to Sequel systems.

Gross Profit

Gross profit for the year ended December 31, 2018 was $25.1 million, resulting in a gross margin of 32% while gross profit for the year ended December 31, 2017 was $34.7 million, resulting in a gross margin of 37%. Gross profit decreased in 2018 as a result of lower product revenue, increased inventory reserves primarily driven by product transitions, and higher period costs recognized as a result of lower production volume.

Cost of product revenue was $42.1 million for the year ended December 31, 2018, compared to $42.9 million for 2017.  Despite lower product revenue in 2018 compared with 2017, cost of product revenue was relatively flat due to higher product transition costs, including an inventory reserve of $3.1 million taken on older consumables as new products were introduced in 2018 and higher period costs recognized in 2018.

Cost of service and other revenue for the year ended December 31, 2018 decreased to $11.5 million compared to $15.9 million for the year ended December 31, 2017. During the year ended December 31, 2017, we recorded charges to cost of revenue totaling $1.6 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. In addition, for the year ended December 31, 2018 we have continued to improve Sequel instrument reliability which has led to reduced cost of service during the period.

Research and Development Expense

Research and development expense for the year ended December 31, 2018 decreased by $2.7 million to $62.6 million compared to $65.3 million for the year ended December 31, 2017. The decrease in research and development expenses for the year ended December 31, 2018 can be primarily attributed to lower chip development expenses in 2018 as compared to 2017. This was partially offset by an increase of $1.2 million in stock-based compensation expense in the fourth quarter of 2018 related to the cancellation of the future offering periods of the employee stock purchase plan in connection with the Merger Agreement which we entered into with Illumina.  Research and development expenses included stock-based compensation expenses of $10.1 million and $8.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.

We expect our research and development expenses to remain flat in 2019.

Sales, General and Administrative Expense

Sales, general and administrative expense for the year ended December 31, 2018 increased by $4.4 million to $63.5 million compared to $59.1 million for the year ended December 31, 2017. The increase in sales, general and administrative expenses for the year ended December 31, 2018 over 2017 can be primarily attributed to $4.7 million of additional legal and professional fees incurred in connection with the Merger Agreement, $1.6 million of executive bonus costs and the increase in stock-based compensation expense related to the Merger Agreement, partially offset by a decrease in patent litigation expenses. Sales, general and administrative expenses included stock-based compensation expenses of $10.0 million and $9.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.

We expect our sales, general and administrative expenses in 2019 to continue to fluctuate due to expenses related to the Merger Agreement.

Interest Expense

Interest expense for the year ended December 31, 2018 decreased by $0.5 million compared to the year ended December 31, 2017. Interest expense related primarily to the debt facility entered into in February 2013. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility. As of December 31, 2018, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility.

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

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at December 31, 2018 totaled $102.4 million, compared to $62.9 million at December 31, 2017. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of the Annual Report on Form 10-K for the year ended December 31, 2018; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

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

To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the years ended December 31, 2018, 2017 and 2016 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

Cash used in operating activities was $66.4 million, reflected a net loss of $102.6 million, adjusted for non-cash items such as stock-based compensation of $23.2 million and depreciation of $7.2 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $4.8 million in accounts receivable, a decrease of $3.6 million in inventory, partially offset by a decrease of $2.2 million in accounts payable.

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

In 2018, net cash used in investing activities was $38.4 million, comprised of net purchase of investments of $36.6 million and purchase of property and equipment of $1.9 million.

In 2017, net cash used in investing activities was $1.5 million, comprised of net sales and maturities of investments of $8.8 million and net purchase of property and equipment of $10.4 million.

In 2016, net cash used in investing activities was $14.9 million, comprised of net purchase of investments of $6.7 million and net purchase of property and equipment of $8.2 million.

Financing Activities

In 2018, cash provided by financing activities was $107.2 million, comprised of net proceeds of $97.5 million from our underwritten public equity offerings, after deducting underwriter commissions and offering expenses and $9.7 million from the issuance of common stock through our equity compensation plans.

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

For the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with an average offering price of $3.38. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million.

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of December 31, 2018, we had an outstanding principal amount of $16.0 million remaining on the Notes. The principal is due to the repaid in February 2020.

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

Contractual Obligations, Commitments and Contingencies

Lease

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2018 and December 31, 2017.

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

The following table provides summary information concerning our future contractual obligations as of December 31, 2018.

	Payments due by period (in thousands)
	Total	2019	2020	2021	2022	2023	After

Operating lease obligations (1)	$67,968	$6,930	$7,056	$7,272	$7,488	$7,704	$31,518
Debt (2)	17,891	1,400	16,491	—	—	—	—
Total contractual obligations	$85,859	$8,330	$23,547	$7,272	$7,488	$7,704	$31,518

(1) Maintenance, insurance, taxes and contingent rent obligations are excluded.
(2) Amounts in the table above include interest and principal repayments on the debt.

Other Purchase Commitments

In addition, we had other purchase commitments of an estimated amount of approximately $13.1 million as of December 31, 2018, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

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

Legal Proceedings

Please see Item 3 titled “Legal Proceedings” of this Annual Report on Form 10-K for more information.

Off-Balance Sheet Arrangements

As of December 31, 2018,  we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts.  No additional liability associated with such indemnification agreements has been recorded at December 31, 2018.

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

 Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of development and sales activities outside of the United States therefore we have foreign exchange exposures relating to non-U.S. dollar revenue, operating expense, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2018 would have resulted in a $0.2 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

February 26, 2019

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2018	2017
Assets
Current assets
Cash and cash equivalents	$18,844	$16,507
Investments	83,510	46,365
Accounts receivable	8,595	13,433
Inventory	17,878	23,065
Prepaid expenses and other current assets	2,832	2,249
Total current assets	131,659	101,619
Property and equipment, net	34,073	37,920
Long-term restricted cash	4,500	4,500
Other long-term assets	43	45
Total assets	$170,275	$144,084
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,736	$9,093
Accrued expenses	12,823	12,618
Deferred service revenue, current	6,537	6,319
Other liabilities, current	788	605
Total current liabilities	26,884	28,635
Deferred service revenue, non-current	890	1,075
Deferred rent, non-current	13,765	14,453
Notes payable	14,659	13,635
Financing derivative	16	183
Total liabilities	56,214	57,981

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common Stock, $0.001 par value:
Authorized 1,000,000 shares; Issued and outstanding 150,244 and 116,277 shares at December 31, 2018 and 2017, respectively	150	116
Additional paid-in-capital	1,096,053	965,752
Accumulated other comprehensive loss	(36)	(32)
Accumulated deficit	(982,106)	(879,733)
Total stockholders’ equity	114,061	86,103
Total liabilities and stockholders’ equity	$170,275	$144,084

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Revenue:
Product revenue	$66,355	$80,030	$64,609
Service and other revenue	12,271	13,438	13,971
Contractual revenue	—	—	12,134
Total revenue	78,626	93,468	90,714
Cost of Revenue:
Cost of product revenue	42,053	42,900	34,512
Cost of service and other revenue	11,477	15,909	12,042
Total cost of revenue	53,530	58,809	46,554
Gross profit	25,096	34,659	44,160
Operating Expense:
Research and development	62,594	65,324	67,617
Sales, general and administrative	63,489	59,119	47,787
Total operating expense	126,083	124,443	115,404
Operating loss	(100,987)	(89,784)	(71,244)
Interest expense	(2,423)	(2,921)	(3,234)
Other income, net	848	516	103
Net loss	(102,562)	(92,189)	(74,375)
Other comprehensive loss:
Unrealized gain (loss) on investments	(4)	(37)	12
Comprehensive loss	$(102,566)	$(92,226)	$(74,363)
Net loss per share:
Basic and diluted net loss per share	$(0.76)	$(0.87)	$(0.83)
Shares used in computing basic and diluted net loss per share	135,094	105,682	89,148

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2015	79,983	$80	$786,636	$(7)	$(713,169)	$73,540
Net loss	—	—	—	—	(74,375)	(74,375)
Other comprehensive loss	—	—	—	12	—	12
Issuance of common stock in conjunction with equity plans	2,004	2	7,727	—	—	7,729
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	6,526	7	58,193	—	—	58,200
Issuance of common stock from exercise of warrant	4,164	4	(4)	—	—	—
Stock-based compensation expense	—	—	19,562	—	—	19,562
Balance at December 31, 2016	92,677	93	872,114	5	(787,544)	84,668
Net loss	—	—	—	—	(92,189)	(92,189)
Other comprehensive loss	—	—	—	(37)	—	(37)
Issuance of common stock in conjunction with equity plans	2,697	2	8,912	—	—	8,914
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	3,171	3	11,862	—	—	11,865
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	17,732	18	52,512	—	—	52,530
Stock-based compensation expense	—	—	20,352	—	—	20,352
Balance at December 31, 2017	116,277	116	965,752	(32)	(879,733)	86,103
Net loss	—	—	—	—	(102,562)	(102,562)
Other comprehensive loss	—	—	—	(4)	—	(4)
ASC606 adoption effect					189	189
Issuance of common stock in conjunction with equity plans	3,357	4	9,648	—	—	9,652
Issuance of common stock from Underwritten Public Equity Offerings, net of issuance costs	30,610	30	97,500	—	—	97,530
Stock-based compensation expense	—	—	23,153	—	—	23,153
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net loss	$(102,562)	$(92,189)	$(74,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,215	8,442	3,875
Amortization of debt discount and financing costs	1,024	1,203	1,158
Stock-based compensation	23,153	20,352	19,562
Non-cash portion of gain on lease amendments	—	—	—
(Gain) loss from derivative	(167)	653	(244)
Amortization and accretion for investment premium (discount)	(758)	47	97
Changes in assets and liabilities
Accounts receivable	4,838	(2,012)	(6,176)
Inventory	3,623	(8,442)	(6,151)
Prepaid expenses and other assets	(290)	7,803	(202)
Accounts payable	(2,239)	764	3,402
Accrued expenses	205	(3,986)	1,053
Deferred service revenue	33	(1,033)	469
Deferred contractual revenue	—	—	(12,134)
Other liabilities	(505)	880	1,737
Net cash used in operating activities	(66,430)	(67,518)	(67,929)
Cash flows from investing activities
Purchase of property and equipment	(1,854)	(10,433)	(8,207)
Proceeds from disposal of property and equipment	—	41	10
Purchase of investments	(122,183)	(86,339)	(95,848)
Sales of investments	2,442	7,111	23,285
Maturities of investments	83,180	88,071	65,896
Net cash used in investing activities	(38,415)	(1,549)	(14,864)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	9,652	8,914	7,729
Notes payable principal payoff	—	(4,500)	—
Proceeds from issuance of common stock from "at-the-market" offerings, net of issuance costs	—	11,865	58,200
Proceeds from issuance of common stock from underwritten public equity offerings, net of issuance costs	97,530	52,530	—
Net cash provided by financing activities	107,182	68,809	65,929
Net decrease in cash and cash equivalents and restricted cash	2,337	(258)	(16,864)
Cash and cash equivalents and restricted cash at beginning of period	21,007	21,265	38,129
Cash and cash equivalents and restricted cash at end of period	$23,344	$21,007	$21,265
Cash and cash equivalents at end of period	18,844	16,507	16,765
Restricted cash at end of period	4,500	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$23,344	$21,007	$21,265

Supplemental disclosure of cash flow information
Interest paid	$1,400	$1,687	$1,799

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	1,871	1,267	1,282
Property and equipment paid by landlord	—	12,600	-
Changes in deposits for property and equipment paid in prior period	—	9,694	-
Property and equipment returned to landlord	—	1,854	-

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

Our current products include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. We are continuously developing new products including the SMRT Cell 8M, which is designed to have up to eight times as much throughput capability as the current Sequel SMRT Cell 1M. We commenced our Early Access Program for the SMRT® Cell 8M chip and platform, the Sequel® II System, in January 2019 and the five Early Access sites selected have installed and operated their Sequel II Systems. Based on the early performance of the Sequel II Systems at these sites, we expect to begin commercial shipments of Sequel II Systems and SMRT Cell 8M products in the early part of the second quarter of 2019.

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-United States jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. We and Illumina have each received a request for additional information and documentary material, commonly referred to as a “second request,” from the United States Federal Trade Commission (the “FTC”) in connection with the Merger. The FTC’s “second request” has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by us and Illumina with the “second request,” unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC. The parties have entered into a timing agreement with the FTC that extends the waiting period of the “second request” to mid-2019. We and Illumina continue to expect the Merger to be completed in mid-2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of our agreement to be acquired by Illumina please see Item 1A Risk Factors under the section “Risks Related to Our Business”.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, revenue recognition, the valuation of a financing derivative and long-term notes, the valuation and recognition of share-based compensation, the useful lives assigned to long-lived assets, and the computation provisions for income taxes. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2018 and December 31, 2017 respectively (in thousands):

	December 31, 2018				December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844	$14,858	$—	$—	$14,858
Commercial paper	—	—	—	—	—	1,649	—	1,649
Total cash and cash equivalents	18,844	—	—	18,844	14,858	1,649	—	16,507
Investments:
Commercial paper	—	53,469	—	53,469	—	20,394	—	20,394
Corporate debt securities	—	10,214	—	10,214	—	9,034	—	9,034
US government & agency securities	—	19,827	—	19,827	—	16,937	—	16,937
Total investments	—	83,510	—	83,510	—	46,365	—	46,365
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$23,344	$83,510	$—	$106,854	$19,358	$48,014	$—	$67,372

Liabilities
Financing derivative	$—	$—	$16	$16	$—	$—	$183	$183
Total liabilities measured at fair value	$—	$—	$16	$16	$—	$—	$183	$183

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

The following table provides the changes in the fair value of the Financing Derivative for the years ended December 31, 2018 and 2017 (in thousands), respectively:

Financing Derivative	Amount
Balance as of December 31, 2016	$356
Loss on change in fair value of Financing Derivative	653
Change in fair value due to partial exercise of derivative associated with $4.5 million principal payoff	(826)
Balance as of December 31, 2017	183
Gain on change in fair value of Financing Derivative	(167)
Balance as of December 31, 2018	$16

For the year ended December 31, 2018, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the debt facility we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a  9.6% and 10.3% weighted average market yield at December 31, 2018 and December 31, 2017, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$15,915	$14,659	$15,664	$13,635

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

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2018, 2017 and 2016, we did not recognize any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

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

Excluding contractual revenue from the Roche agreement, which has now been terminated, for the year ended December 31, 2018 and 2017, one customer,  Gene Company Limited, accounted for approximately 26% and 31% of our total revenue, respectively. For the years ended December 31, 2016,  no customer accounted for more than 10% of our total revenue.

As of December 31, 2018 and 2017, 50% and 84% of our accounts receivable were from domestic customers, respectively. As of December 31, 2018 and 2017,  one customer, Gene Company Limited, represented approximately 14% and 20% of our net accounts receivable,  respectively. We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

Inventory

Inventories are stated at the lower of average cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and any impairment charges. Depreciation is computed using the straight-line method over the estimated useful life of the asset, generally two to three years for computer equipment, three to five years for software, three to seven years for furniture and fixtures and three to five years for lab equipment.  Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Major improvements are capitalized, while maintenance and repairs are expensed as incurred.

Long-term Restricted Cash

As required under the lease agreement for our corporate offices (the “O’Brien lease”), we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of such year and continued to be so recorded as of both December 31, 2018 and December 31, 2017.

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

Going concern

We may raise additional capital in the future. To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables; Service and other revenue consist primarily of revenue earned from product maintenance agreements with some additional revenue from instrument lease agreements and grant revenue.

We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services is transferred to our customers or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Taxes we collect concurrent with revenue-producing activities are excluded from revenue.

Our instrument sales are generally sold in a bundled arrangement and commonly include the instrument, instrument accessories, installation, training, and consumables. Additionally, our instrument sale arrangements generally include a one-year period of service. For such bundled arrangements, we account for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Our customers cannot benefit from our instrument systems without installation, and installation can only be performed by us or qualified distributors. As a result, the system and installation are considered to be a single performance obligation recognized after installation is completed except for sales to qualified distributors, in which case the system is distinct and recognized when control has transferred to the distributor which typically occurs upon shipment.

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

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities primarily consist of deferred revenue. We record deferred service revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred service revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as we are standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation. As of December 31, 2018, we had a total of $7.4 million of deferred service revenue from our service contracts, $6.5 million of which was recorded as “deferred service revenue, current” to be recognized over the next year and the remaining $0.9 million was recorded as “deferred service revenue, non-current” to be recognized in the next 2 to 5 years. Revenue recognized during the year ended December 31, 2018 includes $6.3 million of previously deferred revenue that was included in “deferred service revenue, current” as of December 31, 2017. Contract assets as of December 31, 2017 and December 31, 2018 were not material.

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

Service costs include the direct costs of components used in support, repair and maintenance of customer instruments as well as the cost of personnel, materials, shipping and support infrastructure necessary to support our installed customer base.

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

Operating Leases

We lease administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. We record tenant improvement allowances as deferred rent liabilities and amortize the deferred rent over the term of the lease to rent expense on the statements of operations and comprehensive loss.

Income Taxes

We account for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of our assets and liabilities and the amounts reported in the financial statements. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. A full valuation allowance is provided against our net deferred tax assets as it is more likely than not that the deferred tax assets will not be fully realized.

We review our positions taken relative to income taxes. To the extent our tax positions are more likely than not going to result in additional taxes, we would accrue the estimated amount of tax related to such uncertain positions.

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards, including stock options and also including shares issued under 2010 Employee Stock Purchase Plan (“ESPP”),  is based on the grant date fair value estimated using the Black-Scholes option pricing model.

Expected Term.  Starting January 1, 2018, we determined the expected term using historical option experience. We determined expected term based on historical exercise patterns and an expectation of the time it will take for employees to exercise options still outstanding.  Prior to 2018, we did not believe that we were able to rely on our historical employee exercise behavior to provide accurate data for estimating our expected term for use in determining the fair value of these options due to limited trading history. Therefore, for the period prior to 2018, the period the expected term of options is estimated based on the simplified method.

Expected Volatility.    Starting January 1, 2018, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. Prior to 2018, we did not have sufficient trading history to solely rely on the volatility of our own common stock for establishing expected volatility. Therefore, we based our expected volatility on the historical stock volatilities of our common stock as well as several comparable publicly listed companies over a period equal to the expected term of the options.

Risk-Free Rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option.

Dividends.   We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeiture Rate. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from that which was estimated, we may be required to record adjustments to stock-based compensation expense in future periods. We recognize compensation expense on a straight-line basis over the requisite service period. We elected to use the simplified method to calculate the beginning pool of excess tax benefits.

Other Comprehensive Income (loss)

Other comprehensive income (loss) is comprised of unrealized gains (losses) on our investment securities.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In June 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We expect to adopt this standard beginning in 2019. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We expect to adopt this standard beginning in 2019. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842)”. This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to adopt the optional transition method and we expect to adopt this standard beginning in 2019. We have performed a preliminary assessment of the impact of the adoption of the amendments in these updates on our consolidated financial position and results of operations for our leases, which primarily consist of our O’Brien lease. Based on that assessment, we have estimated that the adoption of Topic 842 will result in the significant recognition of right-of-use assets and lease liabilities as of January 1, 2019.  Also, the impact from the adoption of Topic 842 to our accumulated deficit as of January 1, 2019 and to our consolidated results of operations for the year ending December 31, 2019 are not expected to be material.

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018 using the retrospective transition method by restating our consolidated statements of cash flows to include restricted cash of $4.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances for all periods presented. As a result of adoption, net cash flows for the year ended December 31, 2018 did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively ASC 606). ASC 606 superseded existing revenue recognition standards with a single model unless those contracts are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The revenue recognition principle in ASC 606 is that an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. On January 1, 2018, we adopted ASC 606 using the modified retrospective method with the cumulative effect of adoption recognized as an adjustment to our accumulated deficit on January 1, 2018. Prior period financial statements and disclosures have not been restated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Upon adopting ASC 606, the incremental direct costs of obtaining a contract are now deferred and amortized over the period of contract performance or a longer period if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as “Prepaid expenses and other current assets” in our consolidated balance sheets.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC606	Balance at January 1, 2018
Assets
Prepaid expenses and other current assets	$2,249	$189	$2,438
Liabilities and Stockholders' Equity
Accumulated deficit	(879,733)	189	(879,544)

In accordance with ASC 606, the disclosure of the impact of adoption on our consolidated statement of operations and comprehensive loss, consolidated balance sheets, and consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31, 2018
Statement of Operations and Comprehensive Loss	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Operating Expense:
Sales, general and administrative	$63,489	$63,547	$(58)

	As of December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Assets
Prepaid expenses and other current assets	$2,832	$2,585	$247
Liabilities and Stockholders' Equity
Accumulated deficit	$(982,106)	$(981,859)	$247

	Year Ended December 31, 2018
Statement of Cash Flows	As Reported	Balances Without Adoption of ASC606	Effect of Change Higher/(Lower)
Cash Flows from Operating Activities
Net loss	$(102,562)	$(102,620)	$58
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses and other current assets	$(290)	$(348)	$58

At December 31, 2018, we had $0.2 million of deferred commissions included in “Prepaid expenses and other current assets” which will be recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by category for the year ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2018	2017 (1)	2016 (1)
Instrument revenue	$28,492	$38,626	$40,956
Consumable revenue	37,863	41,404	23,653
Product revenue	66,355	80,030	64,609
Service and other revenue	12,271	13,438	13,971
Collaboration revenue	—	—	12,134
Total revenue	$78,626	$93,468	$90,714

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method of ASC 606.

NOTE 3. CONTRACTUAL REVENUE

In September 2013, we entered into a development, commercialization and license agreement with F. Hoffman-La Roche Ltd. (“Roche Agreement”), pursuant to which we accounted for, and recognized as revenue, the up-front payment received thereunder using the proportional performance method over the periods in which the delivery of elements pursuant to the Roche Agreement occurs. We recognized revenue under the Roche Agreement using a straight-line convention over the service periods of the deliverables as this method approximated our performance of services pursuant to the Roche Agreement, of which $12.1 million was recognized in 2016. Roche terminated this agreement in December 2016 and no further payments are expected to be received and no additional revenue was recognized.

NOTE 4. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash, cash equivalents and investments as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844
Total cash and cash equivalents	18,844	—	—	18,844
Investments:
Commercial paper	53,493	—	(24)	53,469
Corporate debt securities	10,223	3	(12)	10,214
Asset backed securities	—	—	—	—
US government & agency securities	19,830	—	(3)	19,827
Total investments	83,546	3	(39)	83,510
Total cash, cash equivalents and investments	$102,390	$3	$(39)	$102,354

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$14,858	$—	$—	$14,858
Commercial paper	1,649	—	—	1,649
Total cash and cash equivalents	16,507	—	—	16,507
Investments:
Commercial paper	20,408	—	(14)	20,394
Corporate debt securities	9,043	—	(9)	9,034
US government & agency securities	16,946	—	(9)	16,937
Total investments	46,397	—	(32)	46,365
Total cash, cash equivalents and investments	$62,904	$—	$(32)	$62,872

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2018:

(in thousands)	Fair Value
Due in one year or less	$82,023
Due after one year through five years	1,487
Total	$83,510

Substantially all of our marketable debt investments are classified as current based on the nature of the investments and their availability for use in current operations.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of December 31, 2018 and 2017, our inventory consisted of the following components:

	December 31,
(in thousands)	2018	2017
Purchased materials	$6,222	$8,884
Work in process	7,341	9,994
Finished goods	4,315	4,187
Inventory	$17,878	$23,065

Property and Equipment, Net

As of December 31, 2018 and 2017, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2018	2017
Laboratory equipment and machinery	$24,111	$24,703
Leasehold improvements	29,821	29,728
Computer equipment	9,484	8,301
Software	4,734	4,615
Furniture and fixtures	2,422	2,382
Construction in progress	608	385
	71,180	70,114
Less: Accumulated depreciation	(37,107)	(32,194)
Property and equipment, net	$34,073	$37,920

Depreciation expense during the years ended December 31, 2018, 2017 and 2016 was $7.2 million,  $8.4 million and $3.9 million, respectively.

Accrued Expenses

As of December 31, 2018 and 2017, our accrued expenses consisted of the following components:

	December 31,
(in thousands)	2018	2017
Salaries and benefits	$8,523	$7,570
Accrued product development costs	561	2,034
Accrued Tenant Improvements for Menlo Park building	694	—
Inventory accrual	499	626
Accrued professional services and legal fees	1,588	1,368
Other	958	1,020
Accrued expenses	$12,823	$12,618

NOTE 6. NOTES PAYABLE

Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Note holders with proceeds from our underwritten public equity offering. As of December 31, 2018, we had an outstanding principal amount of $16.0 million remaining on the Notes. The principal is due to be repaid in February 2020.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 9.6% and 10.3% weighted average market yield at December 31, 2018 and 2017, respectively. The estimated fair value of the Financing Derivative as of December 31, 2018 and 2017 was $0 and $0.2 million, respectively.

Notes

We initially recorded the Notes and Warrants at $14.1 million and $6.4 million, respectively, based upon the relative fair value allocation of the $20.5 million of proceeds. The carrying value of the Notes at the inception of the debt was $12.8 million, resulting in an original issue discount of $7.7 million.

As of both December 31, 2018 and December 31, 2017, we had an outstanding principal amount of $16.0 million for the Notes, net of debt discount of $1.3 million and $2.4 million, respectively, resulting in a net $14.7 million and $13.6 million recorded as “Notes payable, non-current” on the consolidated balance sheets as of December 31, 2018 and 2017, respectively, with repayment of all outstanding principal due in 2020.

As of December 31, 2018, payments due under the Facility Agreement, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
2019	1,400
2020	16,491
Total remaining payments	17,891
Less: interest and discounts	(3,232)
Notes payable	$14,659

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2018 and December 31, 2017.

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

As of December 31, 2018, the future annual minimum lease payments under all noncancelable operating leases with remaining terms in excess of one year are as follows:

Amount
Years ending December 31,	(in thousands)
2019	$6,930
2020	7,056
2021	7,272
2022	7,488
2023	7,704
Thereafter	31,518
Total minimum lease payments	$67,968

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $6.3 million and $0.2 million, respectively. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

In addition, we had other purchase commitments of an estimated amount of approximately $13.1 million as of December 31, 2018, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Contingencies

We become subject to claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Proceedings

Legal Proceedings Regarding the Merger

In connection with the proposed acquisition of us by Illumina, five lawsuits were filed, with each lawsuit naming us and our directors as defendants. Three putative class action complaints, captioned Wang v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7450 (N.D. Cal.), Morrison v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7654 (N.D. Cal.), and Speiser v. Pacific Biosciences of California, Inc., et al., No. 3:19-cv-0072 (N.D. Cal.), were filed in the United States District Court for the Northern District of California on December 11, 2018, December 20, 2018, and January 4, 2019, respectively. A fourth putative class action complaint, captioned Rosenblatt v. Pacific Biosciences of California, Inc., et al., No. 1:18-cv-2005 (D. Del.), was filed in the United States District Court for the District of Delaware on December 18, 2018. An individual complaint, captioned Washington v. Pacific Biosciences of California, Inc., et al., No. 5:18-cv-7614 (N.D. Cal.), was filed in the United States District Court for the Northern District of California on December 19, 2018. Each of the lawsuits asserted claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in our preliminary proxy statement on Schedule 14A, filed with the Securities Exchange Commission (the “SEC”) on December 5, 2018, our definitive proxy statement on Schedule 14A, filed with the SEC on December 18, 2018, or both. The complaints sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the acquisition and awarding the plaintiffs costs and attorneys’ fees.

Although we believed that the claims were without merit, we agreed to make supplemental disclosures in exchange for plaintiffs’ agreement that the supplemental disclosures would moot their claims. We made these supplemental disclosures in a proxy statement amendment on Schedule 14A, filed with the SEC on January 18, 2019.

On January 29, 2019, all parties to each of the lawsuits reached an agreement pursuant to which we would pay a total of $300,000 in attorneys’ fees to the plaintiffs. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit. As of December 31, 2018, we accrued a total amount of $240,000 for the four lawsuits filed in 2018.

USITC Proceedings

On November 2, 2016, we filed a complaint against Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) with the U.S. International Trade Commission (“USITC”) for patent infringement. On December 5, 2016, the USITC provided notice that an investigation had been instituted based on the complaint. We sought exclusionary relief with respect to several ONT products, including ONT’s MinION and PromethION devices. The complaint was based on our U.S. Patent No. 9,404,146, entitled “Compositions and methods for nucleic acid sequencing” which covers novel methods for sequencing single nucleic acid molecules using linked double-stranded nucleic acid templates, providing improved sequencing accuracy. On March 1, 2017, we filed an amended complaint to add a second patent in the same patent family, U.S. Patent No. 9,542,527, which was granted on January 10, 2017, to the investigation. We sought, among other things, an exclusion order permanently barring entry of infringing ONT products into the United States, and a cease and desist order preventing ONT from advertising and selling infringing products in the United States. On May 23, 2017, the Administrative Law Judge (“ALJ”) assigned to the matter issued an order construing certain claim terms of the asserted patents. On June 8, 2017, ONT filed a summary determination motion to terminate the proceedings based on the ALJ’s claim construction decision, and we did not oppose the motion. The ALJ granted the motion on July 19, 2017, and, on July 31, 2017, we filed a petition to review with the USITC to correct what we believe was an incorrect construction of the claims. On September 5, 2017, the USITC issued a notice granting our petition to review the ALJ’s claim construction decision. On February 7, 2018, the USITC issued a notice indicating that it had determined to adopt the ALJ’s claim construction and terminating the investigation. On February 13, 2018, we filed a petition to appeal the USITC’s ruling to the U.S. Court of Appeals for the Federal Circuit.  (“Federal Circuit”). An oral hearing for this appeal was held on February 8, 2019. On February 12, 2019, the Federal Circuit filed a judgement affirming the USITC claim construction under Federal Circuit Rule 36 without a written opinion.

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

On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 1353 Action, seeking declaratory judgements of non-infringement and invalidity of the ’056 and ’323 Patents and unenforceability of the ’056 and ’323 Patents based on alleged inequitable conduct before the USPTO, as well as antitrust, false advertising, and unfair competition counterclaims. On June 15, 2018, we filed a motion to dismiss ONT Inc.’s counterclaims in the 1353 Action and, on June 18, 2018, we filed a motion to bifurcate and stay discovery on ONT Inc.’s antitrust counterclaims in the 1353 Action.  On February 19, 2019, the judge granted our motion to dismiss ONT’s antitrust, false advertising, and unfair competition counterclaims.

Related to the 1353 Action, on September 24, 2108, ONT Inc. filed a first petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’929 Patent.  On September 25, 2018, ONT filed a second petition to institute an inter partes review of the ’929 Patent based on the same art and arguments as the first petition.  ONT Inc. subsequently filed a motion to withdraw the first petition, which motion was granted. On January 11, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied, and no review should be instituted.

Also related to the 1353 Action, on September 25, 2018, ONT Inc. filed a petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’056 Patent. On February 13, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied and no review should be instituted.

A claim construction (or “Markman”) hearing for the U.S. District Court matters was held on December 17, 2018. A trial for the U.S. District Court matters is scheduled to occur in March 2020.

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

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ’542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. On January 22, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office erred in its decision, which we intend to appeal. The ’542 Patent will remain in effect while the appeal is pending. Furthermore, our settlement agreement with ONT Ltd. and Harvard University remains in effect.

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ’904 Patent with the European Patent Office alleging invalidity of the ’904 Patent. On October 11, 2018, we filed our response to the opposition. An oral hearing in the matter is scheduled for July 16, 2019.

Litigation is inherently unpredictable, and it is too early in the proceedings to predict the outcome of these lawsuits or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense with an uncertain outcome, and has been in the past and may in the future be a material expense for us. Management believes this investment is important to protect our intellectual property position, even recognizing the uncertainty of the outcome.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2018.

NOTE 8. INCOME TAXES

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

We account for Global Intangible Low-taxed Income as a period cost.

During the years ended December 31, 2018, 2017, and 2016 income before taxes from U.S. operations were ($103.1) million, ($92.7) million and ($74.0) million, respectively, and income before taxes from foreign operations was $0.8 million, $1.0 million and ($0.3) million, respectively.

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
State tax rate, net of federal benefit	3.5	8.6	5.4
Stock-based compensation	(1.6)	(1.9)	(1.6)
Tax credits	2.0	3.6	5.0
Remeasurement of deferred taxes due to tax reform	-	(123.3)	-
Other	(0.1)	0.3	(0.9)
Change in valuation allowance	(24.8)	77.7	(42.9)
Total	-%	-%	-%

Deferred income taxes reflect the net tax effects of loss and credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2018	2017
Net operating loss carryforwards	$212,424	$194,440
Research and development credits	42,635	39,145
Accruals and reserves	19,356	14,480
Deferred rent	3,315	3,360
Total deferred tax assets	277,730	251,425
Less: Valuation allowance	(275,540)	(249,202)
Total deferred tax assets:	2,190	2,223
Fixed assets	(2,190)	(2,223)
Total deferred tax liabilities	(2,190)	(2,223)
Net deferred tax assets	$—	$—

At December 31, 2018, we maintained a full valuation allowance against all of our deferred tax assets which totaled $275.5 million, including net operating loss carryforwards and research and development credits of $212.4 million and $42.6 million, respectively.

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018, our valuation allowance increased to $275.5 million primarily because of an increase to our net operating losses, and credits and changes in book to tax timing differences. For the year ended December 31, 2017, our valuation allowance decreased to $249.2 million primarily due to the Tax Cuts and Job Act of 2017.

As of December 31, 2018, we had a net operating loss carryforward for federal income tax purposes of approximately $832 million, portion of which will begin to expire in 2024. We had a total state net operating loss carryforward of approximately $566.6 million, which have expiration dates of 2018 and beyond. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change of ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal credits of approximately $33.7 million, which will begin to expire in 2024 if not utilized and state research credits of approximately $34.4 million which have no expiration date. These tax credits are subject to the same limitations discussed above.

As of December 31, 2018, our total unrecognized tax benefit was $20.4 million.

A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Decrease in balance related to tax positions taken in prior year	$(44)
Increase in balance related to tax positions taken during current year	1,827
Balance as of December 31, 2015	18,735
Increase in balance related to tax positions taken in prior year	1,942
Decrease in balance related to tax positions taken in current year	(3,892)
Balance as of December 31, 2016	16,785
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	2,001
Balance as of December 31, 2017	18,786
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	1,661
Balance as of December 31, 2018	$20,447

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018 and 2017, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2015 to present and December 31, 2014 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously provided a provisional estimate of the effect of the Tax Act in our financial statements. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

Common stockholders are entitled to dividends when and if declared by our board of directors. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

“At-the-Market” Offering

For the year ended December 31, 2017, we issued 3.2 million shares of our common stock at an average price of $3.86 per share through our “at-the-market” offering program, resulting in net proceeds of $11.9 million.

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

For the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with an average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commissions and offering expenses, were approximately $97.5 million.

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

Warrants

In connection with the execution of the Facility Agreement, we issued immediately exercisable warrants to purchase 5.5 million shares of common stock at an exercise price per share initially equal to $2.63, all of which were net exercised during 2016 resulting in the issuance of approximately 4.2 million shares. The cashless net exercise of the warrants did not result in any additional funds being collected by us. As of December 31, 2018 and 2017, no warrants remained outstanding.

Equity Plans

As of December 31, 2018, we had three active equity plans: 1) the 2010 Equity Incentive Plan or “2010 Plan,” 2) the 2010 Outside Director Equity Incentive Plan or “2010 Director Plan,” and 3) the 2010 ESPP, all of which we adopted upon the effectiveness of our initial public offering in October 2010. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan and 2005 Stock Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return.

Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, Restricted Stock Units (“RSU”), stock appreciation rights and new shares of common stock upon exercise of stock options.

2010 Equity Incentive Plan and Outside Director Equity Incentive Plan

Stock options granted under the 2010 Plan may be either Incentive Stock Option (“ISO”) or Non-Qualified Stock Option (“NSO”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing employees generally vest over four years on a monthly basis and stock options granted to new employees vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter. In January 2019, an additional 7.5 million shares were reserved under the 2010 Plan.

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

As of December 31, 2018 we had an aggregate of 11.3 million shares of common stock reserved for future issuance under the 2010 Plan and 2010 Director Plan.

Stock Options

The following table summarizes stock option activity for all stock option plans for the year ended December 31, 2018 (in thousands, except per share amounts):

		Stock Options Outstanding
	Shares available	Number		Weighted average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2017	6,795	25,404	$1.16 – 16.00	$6.10
Additional shares reserved	6,976
Options granted	(4,204)	4,204	$2.47 – 4.28	$2.57
Options exercised	—	(1,720)	$1.16 – 7.05	$3.73
Options canceled	2,712	(2,712)	$1.16 – 16.00	$6.19
Balances, December 31, 2018	12,279	25,176	$1.16 – 16.00	$5.66

The expired options as of December 31, 2018 totaled 1.2 million with exercise price range from $1.16 to $16.00 and weighted average exercise price per share of $7.15.

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise price	outstanding	life (Years)	exercise price	vested	exercise price
$0.00 – 1.60	438,233	3.84	$1.18	438,233	$1.18
$1.60 – 3.20	6,141,372	7.30	$2.53	2,877,885	$2.47
$3.20 – 4.80	3,587,706	4.63	$4.07	3,064,649	$4.10
$4.80 – 6.40	6,390,401	6.98	$5.45	4,258,318	$5.53
$6.40 – 8.00	2,868,379	5.74	$7.19	2,604,086	$7.14
$8.00 – 9.60	3,560,966	5.24	$8.77	2,853,592	$8.76
$9.60 – 11.20	1,293,448	5.82	$10.20	1,035,715	$10.23
$11.20 – 12.80	449,502	2.00	$12.13	449,502	$12.13
$12.80 – 14.40	323,250	1.08	$13.94	3,227,035	$13.94
$14.40 – 16.00	122,750	1.49	$15.99	122,750	$15.99
	25,176,007	6.03	$5.66	18,027,465	$6.09

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $58.0 million and $35.9 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $7.40, our closing stock price on the last trading day of our fourth quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock. The weighted average remaining contractual life for exercisable options is 5.08 years.

The vested and expected to vest options as of December 31, 2018 totaled 22,475,000, with aggregate intrinsic value of $50.2 million, weighted average exercise price per share of $5.75 and weighted average remaining contractual life of 5.75 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5.3 million, $1.7 million and $4.7 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $6.4 million and $20.7 million, respectively.

Time-based RSUs

Beginning in the first quarter of 2018, the Compensation Committee of the Board of Directors has approved awards of RSUs with time-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The number of RSUs vested includes shares of common stock that we will withhold on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the time-based RSUs activity for the year ended December 31, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2017	—	$—
RSUs granted	413	3.14
RSUs released	—	—
RSUs forfeited	(42)	2.54
Unvested RSUs outstanding at December 31, 2018	371	$3.20

For the years ended December 31, 2018, we recognized compensation expense of $193,000 related to time-based RSUs.

Performance-based RSUs

During the first quarter of 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting from the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The number of RSUs vested includes shares of common stock that we will withhold on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the performance-based RSUs activity for the year ended December 31, 2018 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2017	—	$—
PSUs granted	657	2.58
PSUs released	—	—
PSUs forfeited	(71)	2.54
Unvested PSUs outstanding at December 31, 2018	586	$2.58

For the year ended December 31, 2018, we recognized compensation expense of $614,000 related to performance-based RSUs.

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

For the years ended December 31, 2018, 2017 and 2016, 1,674,960 shares, 1,289,663 shares and 1,259,239 shares of common stock were purchased under the ESPP, respectively. As of December 31, 2018, 1,952,507 shares of our common stock remain available for issuance under our ESPP. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to 2% of the common shares then outstanding. During January 2019, an additional 3.0 million shares were reserved under the ESPP.

Per the terms of the Merger Agreement,  the 2010 ESPP Plan will be terminated after the March 1, 2019 ESPP purchase. As a result, approximately $2.5 million of ESPP expense was accelerated and recognized in the fourth quarter of 2018.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenue	$3,124	$2,311	$2,133
Research and development	10,076	8,506	8,257
Sales, general and administrative	9,953	9,535	9,172
Total stock-based compensation expense	$23,153	$20,352	$19,562

As of December 31, 2018 and 2017,  $0.7 million and $0.4 million of stock-based compensation cost was capitalized in inventory on our consolidated balance sheets, respectively.

The tax benefit of stock-based compensation expense was immaterial for the years ended December 31, 2018, 2017 and 2016.

Stock Options

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the years ended December 31, 2018, 2017 and 2016,  the weighted average fair value at grant date per stock option was $1.50,  $3.08 and $5.47, respectively. We recorded stock-based compensation expense for stock options of $15.5 million, $17.2 million and $15.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For the years ended December 31, 2018, 2017 and 2016, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected term (years)	5.2 years	6.1 years	6.1 years
Expected volatility	66.8%	70.0%	70.0%
Risk-free interest rate	2.6%	2.1%	1.5%
Dividend yield	—	—	—

As of December 31, 2018, $14.3 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 2.0 years. Future option grants will increase the amount of compensation expense to be recorded in those future periods.

Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $6.3 million, $3.6 million and $2.5 million, respectively.

ESPP

We estimated the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. For the years ended December 31, 2018, 2017 and 2016, weighted average fair value at grant date for shares to be issued under the ESPP was $1.47, $2.28 and $4.21, respectively. We recorded stock-based compensation expense for ESPP of $6.8 million, $3.1 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Per the terms of the Merger Agreement, the ESPP will be terminated after the March 1, 2019 ESPP purchase. As a result, approximately $2.5 million of ESPP expense was accelerated and recognized in the fourth quarter of 2018.

For the years ended December 31, 2018, 2017 and 2016,  the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected term (years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	65% - 67%	70.0%	70.0%
Risk-free interest rate	1.3%-2.7%	0.8%-1.4%	0.5%-0.9%
Dividend yield	—	—	—

Cash received through the ESPP for the years ended December 31, 2018, 2017 and 2016 was $3.4 million, $5.3 million and $5.2 million, respectively.

NOTE 10. NET LOSS PER SHARE

The following options outstanding, time-based RSUs and performance-based RSUs were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Options to purchase common stock	25,176	25,404	22,501
RSUs with time-based vesting	371	—	—
RSUs with performance-based vesting	586	—	—

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

A summary of our revenue by geographic location for the years ended December 31, 2018, 2017 and 2016 is as follows, with Roche related contractual revenue classified as revenue from the United States:

	Years Ended December 31,
(in thousands)	2018	2017	2016
North America	$35,598	$40,641	$50,871
Europe (including the Middle East and Africa)	13,958	14,026	21,132
Asia Pacific	29,070	38,801	18,711
Total	$78,626	$93,468	$90,714

NOTE 12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2018 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$19,362	$21,578	$18,160	$19,526
Total gross profit	7,296	8,862	3,192	5,746
Total operating expenses	31,245	30,607	27,862	36,369
Loss from operations	(23,949)	(21,745)	(24,670)	(30,623)
Net loss	(24,179)	(22,540)	(25,044)	(30,799)
Basic and diluted net loss per share	$(0.20)	$(0.17)	$(0.19)	$(0.21)
Weighted average shares used in computing net loss per share	123,768	131,882	135,130	149,314

	Fiscal 2017 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$24,915	$20,073	$23,545	$24,935
Total gross profit	8,937	8,001	8,227	9,494
Total operating expenses	32,236	32,388	29,796	30,023
Loss from operations	(23,299)	(24,387)	(21,569)	(20,529)
Net loss	(23,867)	(25,539)	(22,021)	(20,762)
Basic and diluted net loss per share	$(0.26)	$(0.26)	$(0.19)	$(0.18)
Weighted average shares used in computing net loss per share	92,970	97,360	115,771	116,259

NOTE 13. SUBSEQUENT EVENT

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2019, our board of directors (the “Board”) reinstated the base salaries and target bonus opportunities of Michael Hunkapiller, Ph.D., our Chief Executive Officer, and Susan K. Barnes, our Chief Financial Officer, as part of our annual executive compensation review process.

Increases in Base Salaries: On February 15, 2019, the following annual base salary increases for Dr. Hunkapiller and Ms. Barnes were implemented, effective January 1, 2019:

Name	2018 Base Salary	2019 Base Salary
Michael Hunkapiller, Ph.D.	$1.00	$582,900
Susan K. Barnes	$1.00	$401,500

2019 Performance Bonuses: In connection with the annual base salary increases noted above, for our 2019 fiscal year, Dr. Hunkapiller’s annual target bonus opportunity was set at 100% of his base salary and Ms. Barnes’ annual target bonus opportunity was set at 65% of her base salary. Consistent with prior years, Dr. Hunkapiller and Ms. Barnes did not participate in our 2018 bonus plan. The 2019 bonuses for both Dr. Hunkapiller and Ms. Barnes will be based upon the achievement of performance objectives that consist of corporate operational, product performance and financial metrics, each with separate, varied weightings, and that are aggressive, but attainable, and align the compensation of Dr. Hunkapiller and Ms. Barnes with the priorities for our company.

2019 RSU Grant: In addition, on February 15, 2019, we granted a restricted stock unit award to each of Dr. Hunkapiller and Ms. Barnes covering 38,750 shares of our common stock and 21,250 shares of our common stock, respectively (the “RSU Awards”). The RSU Awards are scheduled to vest on the earlier of the (i) one-year anniversary of the date of grant of the RSU Awards and (ii) the completion of the Merger, subject to the recipient’s continued service with us through the vesting date.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer, chief financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b)Financial Statement Schedules: See Item 15(a)(2), above.

(c)Exhibits: Refer to the Exhibit Index that follows.

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 1, 2018, by and among Illumina, Inc., FC Ops Corp. and Pacific Biosciences of California, Inc.	8-K	2.1	November 5, 2018
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Second Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 5, 2018
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010
10.3	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.4+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.7+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.8†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010
10.9†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010
10.10†	Exclusive License Agreement by and between the Registrant and Indiana University Research and Technology Corporation, dated May 15, 2005	S-1/A	10.10	October 19, 2010
10.11	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010
10.12	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011
10.13	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010
10.14	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011
10.15	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010
10.16	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P, dated February 8, 2010	S-1	10.16	August 16, 2010
10.17	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011
10.18	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011
10.19	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011
10.20	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.22	March 23, 2011

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.21+	Letter Relating to Employment Terms by and between the Registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010
10.22+	Change in Control Severance Agreement by and between the Registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010
10.23+	Letter Relating to Employment Terms by and between the Registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010
10.24+	Change in Control Severance Agreement by and between the Registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010
10.25+	Employment Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012
10.26+	Change in Control Severance Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012
10.27	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012
10.28	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated November 8, 2013, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	November 12, 2013
10.29	Amendment No. 2 to Controlled Equity Offering Sales Agreement, dated February 3, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	February 3, 2015
10.30+	Letter Agreement between the Registrant and Michael Hunkapiller, dated December 14, 2012	8-K	10.1	December 14, 2012
10.31+	Letter Agreement between the Registrant and Susan K. Barnes, dated December 14, 2012	8-K	10.2	December 14, 2012
10.32	Facility Agreement, dated February 5, 2013 by and among the Registrant and the entities listed on the signature pages thereof.	8-K	10.1	February 5, 2013
10.33	Security Agreement, dated February 5, 2013 by and among Pacific Biosciences of California, Inc. and the entities listed on the signature pages thereof.	8-K	10.3	February 5, 2013
10.34	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.1	April 1, 2015
10.35	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.2	April 1, 2015
10.36	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.3	April 1, 2015
10.37	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.4	April 1, 2015
10.38	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.5	April 1, 2015
10.39	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.6	April 1, 2015
10.40	Third Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.7	April 1, 2015
10.41	Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated July 23, 2015	10-Q	10.1	August 5, 2015

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.42†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015.	10-Q	10.2	August 5, 2015
10.43+	Letter Agreement between the Registrant and Michael Hunkapiller, dated May 17, 2016.	8-K	10.1	May 19, 2016
10.44+	Letter Agreement between the Registrant and Susan K. Barnes, dated May 17, 2016.	8-K	10.2	May 19, 2016
10.45†	Second Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated June 10, 2016.	10-Q	10.1	August 4, 2016
10.46+	Employment Agreement by and between the Registrant and Kevin Corcoran dated November 21, 2007.	10-K	10.48	March 6, 2017
10.47+	Change in Control Severance Agreement by and between the Registrant and Kevin Corcoran effective September 9, 2010.	10-K	10.49	March 6, 2017
10.48†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016.	10-K	10.50	March 6, 2017
10.49	Third Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated January 27, 2017.	10-K	10.51	March 6, 2017
10.50	Fourth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated May 31, 2017.	10-Q	10.1	August 2, 2017
10.51	Fifth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated September 28, 2017.	10-Q	10.1	November 2, 2017
10.52+	Letter relating to Employment Terms by and between the Registrant and Kathy Ordoñez effective October 30, 2017.	10-Q	10.2	November 2, 2017
10.53+	Change in Control Severance Agreement by and between the Registrant and Kathy Ordoñez effective October 30, 2017.	10-Q	10.3	November 2, 2017
10.54	First Amendment of Facility Agreement between the Registrant and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Deerfield Special Situation Fund, L.P., dated November 30, 2017.	10-K	10.53	February 26, 2018
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 26, 2019

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

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	February 26, 2019

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	February 26, 2019

/s/ David Botstein David Botstein	Director	February 26, 2019

/s/ William W. Ericson William W. Ericson	Director	February 26, 2019

/s/ Christian Henry Christian Henry	Director	February 26, 2019

/s/ Randall S. Livingston Randall S. Livingston	Director	February 26, 2019

/s/ John F. Milligan John F. Milligan	Director	February 26, 2019

/s/ Marshall L. Mohr Marshall L. Mohr	Director	February 26, 2019

/s/ Kathy Ordoñez Kathy Ordoñez	Director	February 26, 2019

/s/ Lucy Shapiro Lucy Shapiro	Director	February 26, 2019