Form 10-Q
period 2019-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2019-05-03
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
Securities registered pursuant to section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PACB	The NASDAQ Stock Market LLC

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2019:  152,674,751

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$38,205	$18,844
Investments	44,667	83,510
Accounts receivable	7,279	8,595
Inventory	19,650	17,878
Prepaid expenses and other current assets	2,787	2,832
Total current assets	112,588	131,659
Property and equipment, net	33,613	34,073
Operating lease right-of-use assets, net	34,811	—
Long-term restricted cash	4,500	4,500
Other long-term assets	65	43
Total assets	$185,577	$170,275
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,740	$6,736
Accrued expenses	11,158	12,823
Deferred service revenue, current	6,428	6,537
Operating lease liabilities, current	3,521	—
Notes payable, current	14,938	—
Other liabilities, current	312	788
Total current liabilities	45,097	26,884
Deferred service revenue, non-current	769	890
Operating lease liabilities, non-current	44,861	—
Deferred rent, non-current	—	13,765
Notes payable, non-current	—	14,659
Financing derivative	—	16
Total liabilities	90,727	56,214

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 152,672 and 150,244 shares at March 31, 2019 and December 31, 2018, respectively	153	150
Additional paid-in capital	1,107,121	1,096,053
Accumulated other comprehensive income (loss)	6	(36)
Accumulated deficit	(1,012,430)	(982,106)
Total stockholders’ equity	94,850	114,061
Total liabilities and stockholders’ equity	$185,577	$170,275

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Revenue:
Product revenue	$13,457	$16,282
Service and other revenue	2,968	3,080
Total revenue	16,425	19,362
Cost of revenue:
Cost of product revenue	8,618	9,019
Cost of service and other revenue	2,690	3,047
Total cost of revenue	11,308	12,066
Gross profit	5,117	7,296
Operating expense:
Research and development	15,485	16,311
Sales, general and administrative	19,766	14,934
Total operating expense	35,251	31,245
Operating loss	(30,134)	(23,949)
Interest expense	(625)	(581)
Other income, net	435	351
Net loss	(30,324)	(24,179)
Other comprehensive income (loss):
Unrealized income (loss) on investments	42	(6)
Comprehensive loss	$(30,282)	$(24,185)

Net loss per share:
Basic and diluted net loss per share	$(0.20)	$(0.20)
Shares used in computing basic and diluted net loss per share	151,274	123,768

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(30,324)	(30,324)
Other comprehensive income	—	—	—	42	—	42
Issuance of common stock in conjunction with equity plans	2,428	3	6,687	—	—	6,690
Stock-based compensation expense	—	—	4,381	—	—	4,381
Balance at March 31, 2019	152,672	$153	$1,107,121	$6	$(1,012,430)	$94,850

Balance at December 31, 2017	116,277	$116	$965,752	$(32)	$(879,733)	$86,103
Net loss	—	—	—	—	(24,179)	(24,179)
Other comprehensive loss	—	—	—	(6)	—	(6)
ASC 606 adoption effect					189	189
Issuance of common stock in conjunction with equity plans	1,220	2	2,485	—	—	2,487
Issuance of common stock from ATM equity offering, net of issuance costs	14,375	14	32,848	—	—	32,862
Stock-based compensation expense	—	—	5,282	—	—	5,282
Balance at March 31, 2018	131,872	$132	$1,006,367	$(38)	$(903,723)	$102,738

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(30,324)	$(24,179)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,796	1,802
Amortization of operating lease right-of-use assets	653	—
Amortization of debt discount and financing costs	279	237
Gain on derivative	(16)	(171)
Stock-based compensation	4,381	5,282
Amortization (accretion) from investment premium (discount)	(416)	(38)
Changes in assets and liabilities
Accounts receivable	1,316	4,981
Inventory	(1,888)	(2,720)
Prepaid expenses and other assets	87	312
Accounts payable	2,075	(942)
Accrued expenses	(1,703)	(2,402)
Deferred service revenue	(230)	(307)
Other liabilities	(1,323)	(628)
Net cash used in operating activities	(25,313)	(18,773)
Cash flows from investing activities
Purchase of property and equipment	(1,253)	(344)
Purchase of investments	(17,623)	(31,547)
Sales of investments	—	2,442
Maturities of investments	56,860	21,700
Net cash provided by (used in) investing activities	37,984	(7,749)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	6,690	2,487
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	—	32,986
Net cash provided by financing activities	6,690	35,473
Net increase in cash and cash equivalents and restricted cash	19,361	8,951
Cash and cash equivalents and restricted cash at beginning of period	23,344	21,007
Cash and cash equivalents and restricted cash at end of period	$42,705	$29,958
Cash and cash equivalents at end of period	38,205	25,458
Restricted cash at end of period	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$42,705	$29,958

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

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us  for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U. S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the United States Federal Trade Commission (“FTC”) and to the Competition and Markets Authority of the United Kingdom (“CMA”). We and Illumina continue to expect the Merger to be completed in mid-2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million (the “Reverse Termination Fee”).  For more information about the effects of our agreement to be acquired by Illumina please see Risk Factors under the section “Risks Related to Our Business”.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the valuation of a financing derivative and long-term notes, the valuation and recognition of share-based compensation, the expected renewal period for service contracts, the useful lives assigned to long-lived assets, the computation of provisions for income taxes and the determination of the internal borrow rate used in calculating the operating lease right-of-use assets and operating lease liabilities. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2019 and December 31, 2018 respectively (in thousands):

	March 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$29,329	$—	$—	$29,329	$18,844	$—	$—	$18,844
Commercial paper	—	8,876	—	8,876	—	—	—	—
Total cash and cash equivalents	29,329	8,876	—	38,205	18,844	—	—	18,844
Investments:
Commercial paper	—	31,306	—	31,306	—	53,469	—	53,469
Corporate debt securities	—	6,979	—	6,979	—	10,214	—	10,214
US government & agency securities	—	6,382	—	6,382	—	19,827	—	19,827
Total investments	—	44,667	—	44,667	—	83,510	—	83,510
Long-term restricted cash:
Cash	4,500	—	—	4,500	4,500	—	—	4,500
Total assets measured at fair value	$33,829	$53,543	$—	$87,372	$23,344	$83,510	$—	$106,854

Liabilities
Financing derivative	$—	$—	$—	$—	$—	$—	$16	$16
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$16	$16

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the three months ended March 31, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 8.4% and 9.6% weighted average market yield at March 31, 2019 and December 31, 2018, respectively. Refer to Note 5. Notes Payable for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$16,083	$14,938	$15,915	$14,659

Net Loss per Share

The following outstanding common stock options, restricted stock units, or “RSUs”, with time-based vesting and RSUs with performance-based vesting were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 7. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Three Months Ended March 31,
(in thousands)	2019	2018
Options to purchase common stock	23,833	28,879
RSUs with time-based vesting	1,102	355
RSUs with performance-based vesting	138	652

Concentration and Other Risks

For the three months  ended March 31, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 17% and 29% of our total revenue, respectively. Gene Company Limited is our distributor in China.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at March 31, 2019 totaled $82.9 million, compared to $102.4 million at December 31, 2018. We believe that our existing cash, cash equivalents and investments, together with the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances, will be sufficient to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

If the Merger Agreement is terminated and we are unable to obtain sufficient funds pursuant to the Merger Agreement, we may need to raise additional capital.  To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Significant Accounting Policies

Except as noted below relating to our adoption of lease related accounting, there have been no material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

ASU 2016-13

In June 2016, the Financial Accounting Standards Board, or FASB,  issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We plan to adopt ASU 2016-13 on January 1, 2020. However, we are still in the process of assessing the impact of the new standard on our results of operations or financial position.

Recently Adopted Accounting Standards

Adoption of ASU 2018-07

In June 2018, the FASB issued Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this standard beginning in January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2019.

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We adopted this standard beginning in January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2019.

Adoption of ASC 842

On January 1, 2019, we adopted the FASB Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the condensed consolidated balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the condensed consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the condensed consolidated balance sheet, and is not comparative. The expense recognition for operating leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our condensed consolidated statements of operations and comprehensive loss for each period presented.

We adopted ASC 842 using a modified retrospective approach for leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases.  Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $35.5 million and operating lease liabilities of $49.2 million comprised of $3.4 million of current operating lease liabilities and $45.8 million of non-current operating lease liabilities  on the condensed consolidated balance sheet as of January 1, 2019.

As permitted under ASC 842, we elected several practical expedients that permit us:

•	to not reassess whether a contract is or contains a lease;
•	to not reassess the lease classification;
•	to not reassess the initial direct costs as of the adoption date;
•	to not recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less; and
•	to not separate non-lease components for real estate leases.

The application of the practical expedients did not have a significant impact on the measurement of the operating lease liabilities.

Service and other revenue can include some revenue from instrument lease agreements. Instrument leases are generally classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term. Lease income was not material in fiscal 2018 or the first quarter of 2019.

Disclosure related to the amount, timing and uncertainty of cash flows arising from operating leases are included in “Leases” section of Note 6. Commitments and Contingencies.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$29,329	$—	$—	$29,329
Commercial paper	8,877	—	(1)	8,876
Total cash and cash equivalents	38,206	—	(1)	38,205
Investments:
Commercial paper	31,309	1	(4)	31,306
Corporate debt securities	6,970	10	(1)	6,979
US government & agency securities	6,381	1	—	6,382
Total investments	44,660	12	(5)	44,667
Total cash, cash equivalents and investments	$82,866	$12	$(6)	$82,872
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844
Commercial paper	—	—	—	—
Total cash and cash equivalents	18,844	—	—	18,844
Investments:
Commercial paper	53,493	—	(24)	53,469
Corporate debt securities	10,223	3	(12)	10,214
US government & agency securities	19,830	—	(3)	19,827
Total investments	83,546	3	(39)	83,510
Total cash, cash equivalents and investments	$102,390	$3	$(39)	$102,354
Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2019:

(in thousands)	Fair Value
Due in one year or less	$53,543
Total investments	$53,543

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4. BALANCE SHEET COMPONENTS

Inventory

As of March 31, 2019 and December 31, 2018, our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2019	2018
Purchased materials	$6,253	$6,222
Work in process	9,104	7,341
Finished goods	4,293	4,315
Inventory	$19,650	$17,878

NOTE 5. NOTES PAYABLE

Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Note holders with proceeds from our underwritten public equity offering. As of March 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and due in February 2020, and we reclassified the notes payable from “Notes payable, non-current” to “Notes payable, current”.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 8.4% and 9.6% weighted average market yield at March 31, 2019 and December 31, 2018, respectively. The estimated fair value of the Financing Derivative as of March 31, 2019 and December 31, 2018 was $0 and $16,000, respectively.

As of March 31, 2019, payments due under our notes payable, which include interest and principal, were as follows:

Amount
(in thousands)
Remainder of 2019	$1,047
2020	16,491
Total remaining payments	17,538
Less: interest and discounts	(2,600)
Notes payable	$14,938

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

As of January 1, 2019, we lease approximately 180,000 square feet in 1305 O’Brien Drive, Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations for which the right of use assets totaled $35.3 million. We also lease a sales office facility in Singapore and engineering support facilities in Allen, Texas for which the right of use assets totaled $0.2 million as of January 1, 2019.

All our leases are operating leases. Operating lease assets and liabilities are reflected within “Operating lease right-of-use assets, net”, “Operating lease liabilities, current” and “Operating lease liabilities, non-current” on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining minimum lease payments over the lease term using our estimated secured incremental borrowing rates at the effective date of January 1, 2019. Lease payments included in the measurement of the lease liability comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period those payments are incurred.

We often have options to renew lease terms for buildings. For our 1305 O’Brien lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2019 was 8.6 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2019 was 7.9%.

The following table presents information at the amount, timing and uncertainty of cash flows arising from our operating leases as of March 31, 2019:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2019	$5,262
2020	7,136
2021	7,305
2022	7,488
2023	7,704
Thereafter	31,518
Total undiscounted operating lease payments	66,413
Less: imputed interest	(18,031)
Present value of operating lease liabilities	48,382

Balance Sheet Classification
Operating lease liabilities, current	3,521
Operating lease liabilities, non-current	44,861
Total operating lease liabilities	48,382

Cash Flows

An initial right-of-use asset of $35.5 million was recognized as a non-cash asset addition on the condensed consolidated balance sheet as of January 1, 2019 with the adoption of the new lease accounting standard.  Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million during the first quarter of 2019 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million during the first quarter of 2019,  primarily related to our operating leases, but also include immaterial amounts for variable leases.

For our 1305 O’Brien lease, we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of both March 31, 2019 and December 31, 2018. Pursuant to the terms of the 1305 O’Brien lease, the $4.5 million in restricted cash was reduced to $4.0 million as of May 1, 2019 and will reduce again over time.

Contingencies

We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal

Legal Proceedings Regarding the Merger

In connection with the proposed acquisition of us by Illumina, five lawsuits were filed, with each lawsuit naming us and our directors as defendants. Three putative class action complaints, captioned Wang v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7450 (N.D. Cal.), Morrison v. Pacific Biosciences of California, Inc., et al., No. 3:18-cv-7654 (N.D. Cal.), and Speiser v. Pacific Biosciences of California, Inc., et al., No. 3:19-cv-0072 (N.D. Cal.), were filed in the United States District Court for the Northern District of California on December 11, 2018, December 20, 2018, and January 4, 2019, respectively. A fourth putative class action complaint, captioned Rosenblatt v. Pacific Biosciences of California, Inc., et al., No. 1:18-cv-2005 (D. Del.), was filed in the United States District Court for the District of Delaware on December 18, 2018. An individual complaint, captioned Washington v. Pacific Biosciences of California, Inc., et al., No. 5:18-cv-7614 (N.D. Cal.), was filed in the United States District Court for the Northern District of California on December

19, 2018. Each of these lawsuits asserted claims under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the disclosures contained in our preliminary proxy statement on Schedule 14A, filed with the Securities Exchange Commission (the “SEC”) on December 5, 2018, our definitive proxy statement on Schedule 14A, filed with the SEC on December 18, 2018, or both. The complaints sought a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the acquisition and awarding the plaintiffs costs and attorneys’ fees.

Although our management believed that the claims were without merit, we agreed to make supplemental disclosures in exchange for plaintiffs’ agreement that the supplemental disclosures would moot their claims. We made these supplemental disclosures in a proxy statement amendment on Schedule 14A, filed with the SEC on January 18, 2019.

On January 29, 2019, all parties to each of the lawsuits reached an agreement pursuant to which we would pay a total of $300,000 in attorneys’ fees to the plaintiffs. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit. As of March 31, 2019, we accrued a total amount of $300,000 for the five lawsuits filed in 2018 and the first quarter of 2019.

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

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275 (“275 Action”)). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT Inc.’s motion to dismiss. On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant.  On August 20, 2018, the judge granted our motion, and on August 23, 2018, we filed an amended complaint, adding ONT Ltd. as a defendant in the 275 Action.  On September 24, 2018, ONT Ltd. filed a motion to dismiss the amended complaint, alleging failure to state a claim. On April 29, 2019, the judge denied ONT Ltd.’s motion to dismiss.

On September 12, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 275 Action, seeking declaratory judgements of non-infringement and invalidity of the ’400 Patent and unenforceability of the ’400 Patent based on alleged inequitable conduct before the U.S. Patent and Trademark Office (“USPTO”), as well as antitrust, false advertising, and unfair competition counterclaims. On September 25, 2018, it was stipulated that the motion to dismiss ONT Inc.’s counterclaims that we submitted in the 1353 Action would also serve as our motion to dismiss ONT Inc.’s counterclaims in the 275 Action. On February 19, 2019, the judge granted our motion to dismiss ONT Inc.’s antitrust, false advertising, and unfair competition counterclaims in each action.

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

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353 (“1353 Action”)). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 (the “’929 Patent”) entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the ’929 Patent recite patent ineligible subject matter. On March 22, 2018, the judge denied ONT Inc.’s motion to dismiss. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”), entitled “Nanopore sequencing using n-mers.” On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant. On August 20, 2018, the judge granted our motion, and on August 23, 2018 we filed an amended complaint, adding ONT Ltd. as a defendant in the 1353 Action.  On September 24, 2018, ONT filed a motion to dismiss the amended complaint, alleging failure to state a claim. On April 24, 2019, the judge denied ONT Ltd.’s motion to dismiss.

On April 25, 2018, ONT Inc. filed its answer, defenses and counterclaims in the 1353 Action, seeking declaratory judgements of non-infringement and invalidity of the ’056 and ’323 Patents and unenforceability of the ’056 and ’323 Patents based on alleged inequitable conduct before the USPTO, as well as antitrust, false advertising, and unfair competition counterclaims. On June 15, 2018, we filed a motion to dismiss ONT Inc.’s counterclaims in the 1353 Action and, on June 18, 2018, we filed a motion to bifurcate and stay discovery on ONT Inc.’s antitrust counterclaims in the 1353 Action. On February 19, 2019, the judge granted our motion to dismiss ONT Inc.’s antitrust, false advertising, and unfair competition counterclaims.

Related to the 1353 Action, on September 24, 2108, ONT Inc. filed a first petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’929 Patent.  On September 25, 2018, ONT Inc. filed a second petition to institute an inter partes review of the ’929 Patent based on the same art and arguments as the first petition.  ONT Inc. subsequently filed a motion to withdraw the first petition, which motion was granted. On January 11, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied, and no review should be instituted. On March 26, 2019, the PTAB denied ONT Inc.’s petition for institution of the inter partes review for all claims of the ’929 Patent.

Also related to the 1353 Action, on September 25, 2018, ONT Inc. filed a petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’056 Patent. On February 13, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied and no review should be instituted. On March 25, 2019, ONT Inc. moved to withdraw its petition for institution of the inter partes review of the ’056 Patent, which motion was granted by the PTAB on March 26, 2019, thus terminating the proceedings.

A claim construction (or “Markman”) hearing for the U.S. District Court matters was held on December 17, 2018. On March 6, 2019, a claim construction order construing various claim terms in the patents in suit was issued. A trial for the U.S. District Court matters is scheduled to occur in March 2020.

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

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ’542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. On January 22, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office erred in its decision and we intend to appeal the decision. The ’542 Patent will remain in effect while the appeal is pending. Our settlement agreement with ONT Ltd. and Harvard University will also remain in effect regardless of the outcome of the appeal.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at March 31, 2019.

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

In September 2018, we entered into an underwriting agreement,  relating to the public offering of 14,117,647 shares of our common stock, $0.001 par value per share, at a price to the public of $4.25 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2,117,647 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the underwriters’ option, closed in September 2018. In total, we sold 16.2 million shares of our common stock at a price of $4.25 per share. We paid a commission equal to 6% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $64.9 million, excluding approximately $0.2 million of offering expenses.

In total, for the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with a weighted average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commissions and offering expenses, were approximately $97.5 million.

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

Equity Plans

As of March 31, 2019, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2019, an additional 7.5  million shares were reserved under the 2010 Plan, and an additional 3.0 million shares were reserved under the ESPP pursuant to the evergreen provisions thereof.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the three months  ended March 31, 2019 (in thousands, except per share amounts):

		Stock Options Outstanding
					Weighted
	Shares available	Number			average
	for grant	of shares	Exercise price		exercise price
Balances, December 31, 2018	12,279	25,176	$1.16 – 16.00		$5.66
Additional shares reserved	7,512
Options granted	—	—	—		—
Options exercised	—	(801)	1.16 – 7.05		4.84
Options canceled	542	(542)	2.54 – 16.0	0	10.27
Balances, March 31, 2019	20,333	23,833	$1.16 – 16.00		$5.58

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

The following table summarizes the time-based RSUs activity for the three months  ended March 31, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2018	371	$3.20
RSUs granted	815	7.18
RSUs released	(78)	2.58
RSUs forfeited	(6)	7.16
Unvested RSUs outstanding at March 31, 2019	1,102	$6.17

For the three months  ended March 31, 2019 and 2018, we recognized compensation expense of $658,000 and $19,000, respectively, related to time-based RSUs.

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

The following table summarizes the performance-based RSUs activity for the three months  ended March 31, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2018	586	$2.58
PSUs granted	—	—
PSUs released	(204)	2.57
PSUs forfeited	(244)	2.57
Unvested PSUs outstanding at March 31, 2019	138	$2.63

For the three months  ended March 31, 2019 and 2018, we recognized compensation expense of $7,000 and $90,000, respectively, related to performance-based RSUs.

ESPP shares

Shares issued under our ESPP totaled 1,306,329 and 1,113,790  shares during the three months  ended March 31, 2019 and 2018, respectively. As of March 31, 2019,  3,651,066  shares of our common stock remain available for issuance under our ESPP.

Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$512	$664
Research and development	2,012	2,222
Sales, general and administrative	1,857	2,396
Total stock-based compensation expense	$4,381	$5,282

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options during the three months ended March 31, 2019.

	Three Months Ended March 31,
Stock Option	2019	2018
Expected term in years	—	5.2
Expected volatility	—	67%
Risk-free interest rate	—	2.5%
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model.  Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019.  As such there will be no more offerings after March 1, 2019 and there were no new Black-Scholes calculations performed to calculate the fair value of new purchase rights granted for the three months ended March 31, 2019.

	Three Months Ended March 31,
ESPP	2019	2018
Expected term in years	—	0.5-2.0
Expected volatility	—	67%
Risk-free interest rate	—	1.9%-2.2%
Dividend yield	—	—

NOTE 8. REVENUE

As of March 31, 2019, we had a total of $7.2 million of deferred service revenue from our service contracts, $6.4 million of which was recorded as “Deferred service revenue, current” to be recognized over the next year and the remaining $0.8 million was recorded as “Deferred service revenue, non-current” to be recognized in the next 2 to 3 years. Revenue recorded in the three months ended March 31, 2019 includes $2.4 million of previously deferred revenue that was included in “Deferred service revenue, current” as of December 31, 2018. Contract assets as of March 31, 2019 and December 31, 2018 were not material.

As of March 31, 2019, we had a total of $0.3 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by geographic location for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
North America	$8,988	$7,811
Europe (including the Middle East and Africa)	3,064	4,013
Asia Pacific	4,373	7,538
Total	$16,425	$19,362

A summary of our revenue by category for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2019	2018
Instrument revenue	$5,623	$7,144
Consumable revenue	7,834	9,138
Product revenue	13,457	16,282
Service and other revenue	2,968	3,080
Total revenue	$16,425	$19,362

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods and the consummation and timing of the proposed acquisition of us by Illumina, Inc. (“Illumina”). The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Merger with Illumina, Inc.

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U. S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the United States Federal Trade Commission (“FTC”) and to the Competition and Markets Authority of the United Kingdom (“CMA”). We and Illumina continue to expect the Merger to be completed in mid-2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million (the “Reverse Termination Fee”).  For more information about the effects of our agreement to be acquired by Illumina please see Risk Factors under the section “Risks Related to Our Business”.

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

Our current products include the Sequel instrument and the Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. We are continuously developing new products including the SMRT Cell 8M, which is designed to have up to eight times as much throughput capability as the Sequel SMRT Cell 1M. We commenced our Early Access Program for the SMRT Cell 8M chip and platform, the Sequel II System, in January 2019 and the five early access sites selected have since purchased their initial Sequel II Systems. We announced the commercial launch of the Sequel II System and SMRT Cell 8M on April 24, 2019.

Basis of Presentation

Revenue

During the three months  ended March 31, 2019 and 2018, product revenue was primarily derived from the sale of (1) Sequel instruments, and  (2) consumables associated with Sequel and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and investments, accretion of discounts and amortization of premiums related to investments, net gains or losses on foreign currency transactions, net gains or losses resulting from changes in the estimated fair value of the financing derivative.

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

We adopted ASC 2016-02, Leases (Topic 842), (“the new leases standard” or “ASC 842”) on January 1, 2019, using the modified retrospective method. Please see “Recently Adopted Accounting Standards” in the Note 2 Summary of Significant Accounting Policies and the Leases section of Note 6 Commitments and contingencies of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months  ended March 31, 2019 and 2018

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2019	2018
	(unaudited)
Revenue:
Product revenue	$13,457	$16,282	$(2,825)	(17%)
Service and other revenue	2,968	3,080	(112)	(4%)
Total revenue	16,425	19,362	(2,937)	(15%)
Cost of Revenue:
Cost of product revenue	8,618	9,019	(401)	(4%)
Cost of service and other revenue	2,690	3,047	(357)	(12%)
Total cost of revenue	11,308	12,066	(758)	(6%)
Gross profit	5,117	7,296	(2,179)	(30%)
Operating Expense:
Research and development	15,485	16,311	(826)	(5%)
Sales, general and administrative	19,766	14,934	4,832	32%
Total operating expense	35,251	31,245	4,006	13%
Operating loss	(30,134)	(23,949)	(6,185)	(26%)
Interest expense	(625)	(581)	(44)	(8%)
Other income, net	435	351	84	24%
Net loss	$(30,324)	$(24,179)	$(6,145)	(25%)

Revenue

Total revenue for the three months ended March 31, 2019 was $16.4 million, compared to $19.4 million for the same period during 2018.

Product revenue of $13.4 million for the three months ended March 31, 2019 consisted of $5.6 million from sales of Sequel and Sequel II instruments and $7.8 million from sales of consumables, compared to total product revenue of $16.3 million for the same period during 2018, consisting of $7.2 million from sales of Sequel instruments and $9.1 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations. The decrease in consumable sales was primarily attributable to a decrease in RSII consumables.

Service and other revenue of $3.0 million and $3.1 million for the three months  ended March 31, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Service revenue was relatively flat as increases in Sequel service revenue were offset by decrease in RSII service revenue.

Gross Profit

Gross profit for the three months  ended March 31, 2019 was $5.1 million, resulting in a gross margin of 31.2%, compared to gross profit of $7.3 million, resulting in a gross margin of 37.7% for the same period during 2018.  Gross profit for the three months  ended March 31, 2019 was negatively impacted by  approximately $1.0 million of product transition costs including an inventory reserve taken relating to an updated forecast of a faster transition from Sequel to Sequel II instrument sales.

Research and Development Expense

During the three months  ended March 31, 2019, research and development expense decreased by $0.8 million, or 5.1%, compared to the same period during 2018. The decrease in research and development expense was primarily driven by lower chip development costs.  Research and development expense included stock-based compensation expense of $2.0 million and $2.2 million during the three months  ended March 31, 2019 and 2018, respectively.

Sales, General and Administrative Expense

During the three months  ended March 31, 2019, sales, general and administrative expense increased by $4.8 million, or 32.4%, compared to the same period during 2018. The increase in sales, general and administrative expense was primarily attributable to acquisition-related legal fees of $5.7 million, partially offset by lower legal fees incurred in connection with patent litigation. Sales, general and administrative expense included stock-based compensation expense of $1.9 million and $2.4 million during the three months  ended March 31, 2019 and 2018, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2019 remained flat compared to the same period during 2018. Interest expense related primarily to the debt facility entered into in February 2013.  As of March 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020. For the period ended March 31, 2019, we reclassified the notes payable under this facility from “Notes payable, non-current” to “Notes payable, current”.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at March 31, 2019 totaled $82.9 million, compared to $102.4 million at December 31, 2018. We believe that our existing cash, cash equivalents and investments, together with the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances, will be sufficient to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q; however, if the Merger Agreement is terminated and we are unable to obtain sufficient funds, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2019, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

Factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs; service costs; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; and other factors.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the three months  ended March 31, 2019 and 2018 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $25.3 million of cash from operating activities for the three months  ended March 31, 2019, compared to cash usage of $18.8 million for the same period in 2018.

Cash used in operating activities for the three-month period ended March 31, 2019 was due primarily to a net loss of $30.3 million, offset by non-cash items such as stock-based compensation of $4.4 million and depreciation of $1.8 million.

The change in net operating assets and liabilities was primarily attributed to an increase of $2.1 million in accounts payable, partially offset by an increase of $1.9 million in inventory.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We had $38.0 million of cash provided from investing activities for the three months  ended March 31, 2019, compared to cash used of $7.7 million from investing activities for the same period in 2018.

Cash provided in investing activities for the three-month period ended March 31, 2019 was due primarily to net maturities of investments of $39.2 million.

Cash used in investing activities for the three-month period ended March 31, 2018 was due primarily to net purchase of investments of $7.4 million.

Financing Activities

We had $6.7 million of cash provided from financing activities for the three months  ended March 31, 2019, compared to $35.5 million of cash provided from financing activities for the same period in 2018.

Cash provided by financing activities during the three-month period ended March 31, 2019 was due to $6.7 million from the issuance of common stock through our equity compensation plans.

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

In September 2018, we entered into an underwriting agreement,  relating to the public offering of 14,117,647 shares of our common stock, $0.001 par value per share, at a price to the public of $4.25 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2,117,647 shares of our common stock, which was subsequently exercised in full, and the offering as well as the sale of shares of common stock subject to the underwriters’ option, closed in September 2018. In total, we sold 16.2 million shares of our common stock at a price of $4.25 per share. We paid a commission equal to 6% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $64.9 million, excluding approximately $0.2 million of offering expenses.

In total, for the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with a weighted average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commissions and offering expenses, were approximately $97.5 million.

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

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of March 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020. For the period ended March 31, 2019, we reclassified the notes payable under this facility from “Notes payable, non-current” to “Notes payable, current”.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2019.

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

Item 4.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 6.  Commitments and Contingencies of Item 1. of Financial Statements under Part I – Financial Information.

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

On November 1, 2018, we entered into a definitive agreement to be acquired by Illumina. Uncertainty about the effect of the proposed acquisition on our customers, employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the closing of the acquisition. There can be no assurance that our employees, including key personnel, will be retained, or that, prior to the closing of the proposed acquisition, we will be able to attract and retain employees to the same extent that we have previously been able to. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the acquisition, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the acquisition, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The parties must obtain certain regulatory approvals in order to complete the transactions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the acquisition may be prevented or delayed or the anticipated benefits of the acquisition may be reduced.

Consummation of the acquisition by Illumina is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The proposed acquisition has been notified to the FTC.

In the EU, the proposed acquisition is not reviewable under Council Regulation (EC) No. 139/2004. The transaction is a relevant merger situation which has been notified to the CMA under the Enterprise Act 2002, as amended by the Enterprise and Regulatory Reform Act 2013. At any time before or after the acquisition is consummated, any of the U.S. Department of Justice, the FTC, U.S. state attorneys general, or the CMA could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, condition completion of the acquisition upon the divestiture of assets of Illumina, us or their and our respective subsidiaries, or impose restrictions on Illumina’s post-acquisition operations. Any such requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the acquisition, see the risk factor below entitled “The failure to complete the acquisition by Illumina could adversely affect our business”.

The failure to complete the acquisition by Illumina could adversely affect our business.

Consummation of our acquisition by Illumina is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $43 million to Illumina. Furthermore, under certain circumstances specified in the Merger Agreement,  Illumina may be required to pay us the Reverse Termination Fee.  However, the Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by us. In addition, the Reverse Termination Fee may not be sufficient to compensate us for damages suffered by our business as a result of the pendency of the Merger or of the strategic initiatives foregone by us during the period.

While the acquisition by Illumina is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

Pursuant to the terms of the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the proposed Merger becomes effective or the Merger Agreement terminates. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the proposed acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the proposed acquisition. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings, cash flows and other business results and our financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the proposed acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

The Merger Agreement limits our ability to pursue alternatives to the proposed acquisition.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries; or proposals that constitute or that would reasonably be expected to lead to any acquisition proposal from a third party. The Merger Agreement also provides that our board of directors will not change its recommendation that our stockholders adopt the Merger Agreement and will not approve any agreement with respect to an acquisition proposal from a third party.

Litigation may arise in connection with the proposed acquisition by Illumina, which could be costly and divert management’s attention and otherwise materially harm our business.

Certain lawsuits were filed in connection with the Merger Agreement and the Merger which have since been voluntarily dismissed.  However, additional lawsuits may also be filed challenging the disclosures contained in the proxy statement and/or challenging other aspects of the proposed acquisition by Illumina.  Regardless of the outcome of any future litigation related to the proposed acquisition by Illumina, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the proposed acquisition by Illumina may materially adversely affect our business, financial condition and operating results. Litigation related to the proposed acquisition may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and suppliers, or otherwise materially harm our operations and financial performance.

Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our lead product candidates or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We have limited experience as a commercial company and the commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated.

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects.  Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and we announced the commercial launch of the Sequel II System in April 2019. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	manage the timeliness of our new product introductions, including the SMRT Cell 8M and Sequel II System, and the rate at which sales of our new products may cannibalize sales of our older products;
•	drive adoption of our current and future products, including the Sequel II System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
•	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;
•	grow our share by marketing and selling our products for new and additional applications;
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

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the new SMRT Cell 8M and Sequel II System and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the new SMRT Cell 8M and Sequel II System, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the new SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel System, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the new SMRT Cell 8M for the Sequel II System. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the new SMRT Cell 8M and Sequel II System, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the new SMRT Cell 8M and Sequel II System, could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the new SMRT Cell 8M and the Sequel II System. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach.

We must successfully manage new product introductions and transitions, including with respect to the new SMRT Cell 8M and Sequel II System, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the Sequel System or our future products, including with respect to the new SMRT Cell 8M and Sequel II System and also those future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the new SMRT Cell 8M and Sequel II System, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers’ transition to new products. If we do not successfully manage these product transitions, including with respect to the new SMRT Cell 8M and Sequel II System, our business, reputation and financial condition may be materially and adversely affected.

Our success is highly dependent on our ability to further penetrate the existing market for nucleic acid sequencing as well as the growth and expansion of the market for our products.  If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our Single Molecule, Real-Time (SMRT®) Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the new SMRT Cell 8M and Sequel II System, and related products may not be successful.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the new SMRT Cell 8M and Sequel II System. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers.  Furthermore, we cannot guarantee that our products will be satisfactory to potential customers we seek to reach or that our products will perform in accordance with customer expectations.

These applications are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular applications more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including with respect to the new SMRT Cell 8M and Sequel II System. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the applications that we seek to reach, which we may be unable to do at the scale required to support our business.

If the demand for our products grows more slowly than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches and commercialization are not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue would be materially harmed and our business may not succeed.

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

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

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

Rapidly changing technology in life sciences and diagnostics could make our products obsolete unless we continue to develop, manufacture and commercialize new and improved products and pursue new opportunities.

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share.  Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the new SMRT Cell 8M and Sequel II System, could diminish future demand for our products and materially harm our future operating results.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina (with whom we have entered into a definitive agreement to be acquired), BGI Genomics, Thermo, ONT Ltd., Roche, and Qiagen. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the three months ended March 31, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 17% and 29% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with our existing indebtedness, could:

•	make it more difficult for us to satisfy our obligations, including under our existing debt agreement;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;
•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness;
•	increase the volatility of the price of our common stock;
•	limit our flexibility to react to changes in our business and the industry in which we operate;
•	place us at a disadvantage to other companies that offer nucleic acid sequencing equipment or consumables and that have less or no indebtedness; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System. Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the new SMRT Cell 8M and Sequel II System, or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the recently implemented tariffs and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;

•	deterioration of political relations between the U.S. and Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;
•

changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the referendum held in the United Kingdom approving the withdrawal of the United Kingdom from the European Union;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;
•	fluctuations in currency exchange rates and the related effect on our results of operations;
•	increased financial accounting and reporting burdens and complexities;
•	potential increases on tariffs or restrictions on trade generally; and
•

significant taxes or other burdens of complying with a variety of foreign laws, including laws relating to privacy and data protection such as the EU General Data Protection Regulation (“GDPR”) which took effect in the European Union in 2018.

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on the import of other Chinese products, including non-U.S. components and materials that may be used in our products and the countries continue to negotiate a trade deal. These tariffs may raise our cost of goods. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Additionally, the current U.S. presidential administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements of new products, technological innovations or strategic partnerships by us or our competitors;
•	announcements by us, our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;
•	overall conditions in our industry and market;
•	addition or loss of significant customers;

•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts;
•	general economic and market conditions; and
•	developments related to the Merger.

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

Although we have entered into a definitive agreement to be acquired by Illumina, if the proposed acquisition is not completed, anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 3, 2019	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer