Form 10-Q
period 2019-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2019-08-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of July 31, 2019:  152,964,532

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$30,358	$18,844
Investments	36,486	83,510
Accounts receivable	12,123	8,595
Inventory	17,404	17,878
Prepaid expenses and other current assets	2,538	2,832
Total current assets	98,909	131,659
Property and equipment, net	33,457	34,073
Operating lease right-of-use assets, net	34,175	—
Long-term restricted cash	4,000	4,500
Other long-term assets	41	43
Total assets	$170,582	$170,275
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,011	$6,736
Accrued expenses	14,107	12,823
Deferred service revenue, current	6,707	6,537
Operating lease liabilities, current	3,631	—
Notes payable, current	15,233	—
Other liabilities, current	1,764	788
Total current liabilities	49,453	26,884
Deferred service revenue, non-current	1,454	890
Operating lease liabilities, non-current	43,921	—
Deferred rent, non-current	—	13,765
Notes payable, non-current	—	14,659
Financing derivative	—	16
Total liabilities	94,828	56,214

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 152,959 and 150,244 shares at June 30, 2019 and December 31, 2018, respectively	153	150
Additional paid-in capital	1,112,610	1,096,053
Accumulated other comprehensive income (loss)	17	(36)
Accumulated deficit	(1,037,026)	(982,106)
Total stockholders’ equity	75,754	114,061
Total liabilities and stockholders’ equity	$170,582	$170,275

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Product revenue	$21,250	$18,485	$34,707	$34,767
Service and other revenue	3,371	3,093	6,339	6,173
Total revenue	24,621	21,578	41,046	40,940
Cost of revenue:
Cost of product revenue	11,980	9,858	20,598	18,877
Cost of service and other revenue	3,028	2,858	5,718	5,905
Total cost of revenue	15,008	12,716	26,316	24,782
Gross profit	9,613	8,862	14,730	16,158
Operating expense:
Research and development	14,910	15,664	30,395	31,975
Sales, general and administrative	19,083	14,943	38,849	29,877
Total operating expense	33,993	30,607	69,244	61,852
Operating loss	(24,380)	(21,745)	(54,514)	(45,694)
Interest expense	(644)	(598)	(1,269)	(1,179)
Other income (expense), net	428	(197)	863	154
Net loss	(24,596)	(22,540)	(54,920)	(46,719)
Other comprehensive income (loss):
Unrealized income on investments	11	22	53	16
Comprehensive loss	$(24,585)	$(22,518)	$(54,867)	$(46,703)

Net loss per share:
Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.36)	$(0.37)
Shares used in computing basic and diluted net loss per share	152,776	131,882	152,029	127,847

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended June 30, 2019
Balance at March 31, 2019	152,672	$153	$1,107,121	$6	$(1,012,430)	$94,850
Net loss	—	—	—	—	(24,596)	(24,596)
Other comprehensive income	—	—	—	11	—	11
Issuance of common stock in conjunction with equity plans	287	—	1,400	—	—	1,400
Stock-based compensation expense	—	—	4,089	—	—	4,089
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754

For the three months ended June 30, 2018
Balance at March 31, 2018	131,872	$132	$1,006,367	$(38)	$(903,723)	$102,738
Net loss	—	—	—	—	(22,540)	(22,540)
Other comprehensive income (loss)	—	—	—	22	—	22
Issuance of common stock in conjunction with equity plans	16	—	30	—	—	30
Stock-based compensation expense	—	—	5,224	—	—	5,224
Balance at June 30, 2018	131,888	$132	$1,011,621	$(16)	$(926,263)	$85,474

For the six months ended June 30, 2019
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(54,920)	(54,920)
Other comprehensive income	—	—	—	53	—	53
Issuance of common stock in conjunction with equity plans	2,715	3	8,087	—	—	8,090
Stock-based compensation expense	—	—	8,470	—	—	8,470
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754

For the six months ended June 30, 2018
Balance at December 31, 2017	116,277	$116	$965,752	$(32)	$(879,733)	$86,103
Net loss	—	—	—	—	(46,719)	(46,719)
Other comprehensive income (loss)	—	—	—	16	—	16
ASC 606 adoption effect					189	189
Issuance of common stock in conjunction with equity plans	1,236	2	2,515	—	—	2,517
Issuance of common stock from ATM equity offering, net of issuance costs	14,375	14	32,848	—	—	32,862
Stock-based compensation expense	—	—	10,506	—	—	10,506
Balance at June 30, 2018	131,888	$132	$1,011,621	$(16)	$(926,263)	$85,474

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(54,920)	$(46,719)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,586	3,611
Amortization of operating lease right-of-use assets	1,289	—
Amortization of debt discount and financing costs	574	486
Gain on derivative	(16)	(143)
Stock-based compensation	8,470	10,506
Accretion from investment discount	(677)	(194)
Changes in assets and liabilities
Accounts receivable	(3,528)	5,987
Inventory	(40)	(560)
Prepaid expenses and other assets	388	337
Accounts payable	685	(4,765)
Accrued expenses	1,284	(1,683)
Deferred service revenue	734	75
Other liabilities	(701)	(208)
Net cash used in operating activities	(42,872)	(33,270)
Cash flows from investing activities
Purchase of property and equipment	(1,866)	(1,700)
Purchase of investments	(36,748)	(44,500)
Sales of investments	—	2,442
Maturities of investments	84,410	48,200
Net cash provided by investing activities	45,796	4,442
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	8,090	2,517
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	—	32,862
Net cash provided by financing activities	8,090	35,379
Net increase in cash and cash equivalents and restricted cash	11,014	6,551
Cash and cash equivalents and restricted cash at beginning of period	23,344	21,007
Cash and cash equivalents and restricted cash at end of period	$34,358	$27,558
Cash and cash equivalents at end of period	30,358	23,058
Restricted cash at end of period	4,000	4,500
Cash and cash equivalents and restricted cash at end of period	$34,358	$27,558

Supplemental disclosure of non-cash operating activities
Inventory transferred to property and equipment	$1,427	$492
Inventory transferred from property and equipment	$(966)	$(343)

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

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U. S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the United States Federal Trade Commission (“FTC”) and to the Competition and Markets Authority of the United Kingdom (“CMA”) and is under review by both the FTC and the CMA. We and Illumina will continue to work cooperatively with the FTC and the CMA. We and Illumina currently expect the Merger to be completed in the fourth quarter of 2019, at which time we will become a wholly-owned subsidiary of Illumina and will cease to be a publicly-traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million (the “Reverse Termination Fee”).  For more information about the effects of our agreement to be acquired by Illumina please see Risk Factors under the section “Risks Related to Our Business”.

The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the valuation of a financing derivative and long-term notes, the valuation and recognition of share-based compensation, the expected renewal period for service contracts, the useful lives assigned to long-lived assets, the computation of provisions for income taxes and the determination of the internal borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2019 and December 31, 2018 respectively (in thousands):

	June 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$17,124	$—	$—	$17,124	$18,844	$—	$—	$18,844
Commercial paper	—	10,386	—	10,386	—	—	—	—
U.S. Treasury securities	—	2,848	—	2,848	—	—	—	—
Total cash and cash equivalents	17,124	13,234	—	30,358	18,844	—	—	18,844
Investments:
Commercial paper	—	29,592	—	29,592	—	53,469	—	53,469
Corporate debt securities	—	5,497	—	5,497	—	10,214	—	10,214
US government & agency securities	—	1,397	—	1,397	—	19,827	—	19,827
Total investments	—	36,486	—	36,486	—	83,510	—	83,510
Long-term restricted cash:
Certified deposits	4,000	—	—	4,000	4,500	—	—	4,500
Total assets measured at fair value	$21,124	$49,720	$—	$70,844	$23,344	$83,510	$—	$106,854

Liabilities
Financing derivative	$—	$—	$—	$—	$—	$—	$16	$16
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$16	$16

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the three months ended June 30, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 8.8% and 9.6% weighted average market yield at June 30, 2019 and December 31, 2018, respectively. Refer to Note 5. Notes Payable for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$16,019	$15,233	$15,915	$14,659

Net Loss per Share

The following outstanding common stock options, restricted stock units, or “RSUs”, with time-based vesting and RSUs with performance-based vesting, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 7. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Six Months Ended June 30,
(in thousands)	2019	2018
Options to purchase common stock	23,414	28,601
RSUs with time-based vesting	1,121	355
RSUs with performance-based vesting	138	652

Concentration and Other Risks

For the three and six months ended June 30, 2019, one of our customers, Gene Company Limited, accounted for approximately 23% and 20% of our total revenue, respectively. For the three and six months ended June 30, 2018, one of our customers, Gene Company Limited, accounted for approximately 33% and 31% of our total revenue, respectively. Gene Company Limited is our distributor in China.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at June 30, 2019 totaled $66.8 million, compared to $102.4 million at December 31, 2018. Our net cash used for operating activities for the six-month period ended June 30, 2019 was $42.9 million.  Due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the Merger Agreement, we believe that the timely receipt of the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to alleviate substantial doubt about our ability to meet the repayment obligation of approximately $16.0 million in aggregate principal amount of our Notes, as defined below, that mature in February 2020 and to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

The Merger Agreement provides for the payment to the Company of the Reverse Termination Fee in connection with a termination of the Merger Agreement by either the Company or Illumina after November 1, 2019 (subject to (i) the satisfaction of conditions that the Company reasonably believes to be within its control; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (iii) the non-occurrence of specified legal restraints). However, the Company’s right to receive the Reverse Termination Fee is not conditioned on the receipt of applicable antitrust or competition law approvals. The Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by the Company.  For more information about the risks and uncertainties associated with the Merger, please see Risk Factors under the section titled “Risks Related to Our Business”. However, if the Merger Agreement is terminated and we are unable to obtain sufficient funds pursuant to the Merger Agreement, or if such funds are not received on a timely basis, we will need to raise additional capital or may be unable to meet our debt repayment obligations for our outstanding Notes discussed above. If we are unable to repay our indebtedness when due and payable, debt holders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our property and interests in property, including our intellectual property, as collateral under our existing debt.

To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such additional capital will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement.  If we are unable to raise additional capital on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, including our debt payment obligations in February 2020, we may have to make significant changes to our operations including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may have to cease operations.

Significant Accounting Policies

Except as noted below relating to our adoption of lease related accounting, there have been no material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-13 on our consolidated financial statements and disclosures.

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We plan to adopt ASU 2016-13 on January 1, 2020. However, we are still in the process of assessing the impact of the new standard on our results of operations and financial position.

Recently Adopted Accounting Standards

Adoption of ASU 2018-07

In June 2018, the FASB issued Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this standard beginning on January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2019.

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We adopted this standard beginning in January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2019.

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

Service and other revenue can include some revenue from instrument lease agreements. Instrument leases are generally classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term. Lease income was not material in fiscal 2018 or for the three and six months ended June 30, 2019.

Disclosure related to the amount, timing and uncertainty of cash flows arising from operating leases are included in “Leases” section of Note 6. Commitments and Contingencies.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$17,124	$—	$—	$17,124
Commercial paper	10,388	—	(2)	10,386
U.S. Treasury securities	2,848	—	—	2,848
Total cash and cash equivalents	30,360	—	(2)	30,358
Investments:
Commercial paper	29,590	4	(2)	29,592
Corporate debt securities	5,481	16	—	5,497
US government & agency securities	1,396	1	—	1,397
Total investments	36,467	21	(2)	36,486
Total cash, cash equivalents and investments	$66,827	$21	$(4)	$66,844
Long-term restricted cash:
Certified deposits	$4,000	$—	$—	$4,000

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844
Total cash and cash equivalents	18,844	—	—	18,844
Investments:
Commercial paper	53,493	—	(24)	53,469
Corporate debt securities	10,223	3	(12)	10,214
US government & agency securities	19,830	—	(3)	19,827
Total investments	83,546	3	(39)	83,510
Total cash, cash equivalents and investments	$102,390	$3	$(39)	$102,354
Long-term restricted cash:
Certified deposits	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2019:

(in thousands)	Fair Value
Due in one year or less	$49,720
Total investments	$49,720

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4. BALANCE SHEET COMPONENTS

Inventory

As of June 30, 2019 and December 31, 2018, our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2019	2018
Purchased materials	$7,988	$6,222
Work in process	4,899	7,341
Finished goods	4,517	4,315
Inventory	$17,404	$17,878

NOTE 5. NOTES PAYABLE

Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Note holders with proceeds from our underwritten public equity offering. As of June 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and due in February 2020, and presented as “Notes payable, current” on the condensed consolidated balance sheet as of June 30, 2019.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 8.8% and 9.6% weighted average market yield at June 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Financing Derivative as of June 30, 2019 and December 31, 2018 was $0 and $16,000, respectively.

As of June 30, 2019, payments due under our notes payable, which include interest and principal, were as follows:

Amount
Years ending December 31,	(in thousands)
Remainder of 2019	$702
2020	16,491
Total remaining payments	17,193
Less: interest and discounts	(1,960)
Notes payable	$15,233

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

We often have options to renew lease terms for buildings. For our 1305 O’Brien lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2019 was 8.3 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2019 was 7.9%.

The following table presents information at the amount, timing and uncertainty of cash flows arising from our operating leases as of June 30, 2019:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2019	$3,526
2020	7,150
2021	7,305
2022	7,488
2023	7,704
Thereafter	31,518
Total undiscounted operating lease payments	64,691
Less: imputed interest	(17,139)
Present value of operating lease liabilities	47,552

Balance Sheet Classification
Operating lease liabilities, current	3,631
Operating lease liabilities, non-current	43,921
Total operating lease liabilities	47,552

Cash Flows

An initial right-of-use asset of $35.5 million was recognized on the condensed consolidated balance sheet as of January 1, 2019 with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $3.5 million for the six months ended June 30, 2019 2019 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively, primarily related to our operating leases, but also include immaterial amounts for variable leases.

For our 1305 O’Brien lease, we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of December 31, 2018. Subsequently, pursuant to the terms of the 1305 O’Brien lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million. The letter of credit balance of $4.0 million at June 30, 2019 will reduce again over time.

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

On January 29, 2019, all parties to each of the lawsuits reached an agreement pursuant to which we would pay a total of $300,000 in attorneys’ fees to the plaintiffs. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit. As of June 30, 2019, we paid a total amount of $300,000 for the five lawsuits filed in 2018 and the first quarter of 2019.

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

Related to the 1353 Action, on September 24, 2018, ONT Inc. filed a first petition to institute an inter partes review with the PTAB of the USPTO, alleging invalidity of the ’929 Patent.  On September 25, 2018, ONT Inc. filed a second petition to institute an inter partes review of the ’929 Patent based on the same art and arguments as the first petition.  ONT Inc. subsequently filed a motion to withdraw the first petition, which motion was granted. On January 11, 2019, we filed a preliminary response to the second petition outlining for the PTAB why the petition should be denied, and no review should be instituted. On March 26, 2019, the PTAB denied ONT Inc.’s petition for institution of the inter partes review for all claims of the ’929 Patent.

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

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ’904 Patent with the European Patent Office alleging invalidity of the ’904 Patent. On October 11, 2018, we filed our response to the opposition. On July 16, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office erred in its decision and we intend to appeal the decision. The ’904 Patent will remain in effect while the appeal is pending. Our settlement agreement with ONT Ltd. and Harvard University will also remain in effect regardless of the outcome of the appeal.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at June 30, 2019.

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

Equity Plans

As of June 30, 2019, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2019, an additional 7.5 million shares were reserved under the 2010 Plan, and an additional 3.0 million shares were reserved under the ESPP pursuant to the evergreen provisions thereof.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the six months ended June 30, 2019 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2018	12,279	25,176	$1.16 – 16.00	$5.66
Additional shares reserved	7,512
Options granted	—	—	—	—
Options exercised	—	(1,086)	1.16 – 7.05	4.86
Options canceled	676	(676)	2.54 – 16.00	9.65
Balances, June 30, 2019	20,467	23,414	$1.16 – 16.00	$5.58

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

The following table summarizes the time-based RSUs activity for the six months ended June 30, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2018	371	$3.20
RSUs granted	843	7.18
RSUs released	(81)	2.58
RSUs forfeited	(12)	6.48
Unvested RSUs outstanding at June 30, 2019	1,121	$6.20

For the three and six months ended June 30, 2019, we recognized compensation expense of $1.4 million and $2.0 million, respectively, related to time-based RSUs.

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

The following table summarizes the performance-based RSUs activity for the six months ended June 30, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2018	586	$2.58
PSUs granted	—	—
PSUs released	(204)	2.57
PSUs forfeited	(244)	2.57
Unvested PSUs outstanding at June 30, 2019	138	$2.63

For the three and six months ended June 30, 2019, we recognized compensation expense of $23,000 and $30,000, respectively, related to the performance-based RSUs.

ESPP shares

Shares issued under our ESPP totaled 1,306,329 and 1,113,790 shares during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, 3,651,066 shares of our common stock remain available for issuance under our ESPP. Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$444	$633	$956	$1,297
Research and development	1,918	2,229	3,930	4,451
Sales, general and administrative	1,727	2,362	3,584	4,758
Total stock-based compensation expense	$4,089	$5,224	$8,470	$10,506

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options during the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option	2019	2018	2019	2018
Expected term in years	—	5.2	—	5.2
Expected volatility	—	65%	—	67%
Risk-free interest rate	—	2.8%	—	2.5%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019. As such there will be no more offerings after March 1, 2019 and there were no new Black-

Scholes calculations performed to calculate the fair value of new purchase rights granted for the three and six months ended June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
ESPP	2019	2018	2019	2018
Expected term in years	—	0.5-2.0	—	0.5-2.0
Expected volatility	—	67%	—	67%
Risk-free interest rate	—	1.9%-2.2%	—	1.9%-2.2%
Dividend yield	—	—	—	—

NOTE 8. REVENUE

As of June 30, 2019, we had a total of $8.2 million of deferred service revenue from our service contracts, $6.7 million of which was recorded as “Deferred service revenue, current” to be recognized over the next year and the remaining $1.5 million was recorded as “Deferred service revenue, non-current” to be recognized in the next 2 to 4 years. Revenue recorded in the three and six months ended June 30, 2019 includes $1.9 million and $4.3 million, respectively, of previously deferred revenue that was included in “Deferred service revenue, current” as of December 31, 2018. Contract assets as of June 30, 2019 and December 31, 2018 were not material.

As of June 30, 2019, we had a total of $0.4 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by geographic location for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$14,222	$9,204	$23,209	$17,015
Europe (including the Middle East and Africa)	3,414	3,687	6,478	7,700
Asia Pacific	6,985	8,687	11,359	16,225
Total	$24,621	$21,578	$41,046	$40,940

A summary of our revenue by category for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Instrument revenue	$12,664	$8,525	$18,287	$15,669
Consumable revenue	8,586	9,960	16,420	19,098
Product revenue	21,250	18,485	34,707	34,767
Service and other revenue	3,371	3,093	6,339	6,173
Total revenue	$24,621	$21,578	$41,046	$40,940

NOTE 9. SUBSEQUENT EVENT

Termination of a Material Definitive Agreement

On August 2, 2019, we provided notice to GE Healthcare Bio-Sciences Corp. (“GE”), informing GE that we are terminating the License Agreement (the “License Agreement”) dated September 11, 2006 between us and GE,  effective November 3, 2019. The license Agreement related to several U.S. and foreign patents and pending applications related to labeled nucleoside polyphosphate compounds.  We are terminating the License Agreement because we no longer use the patents we licensed from GE under the License Agreement in our business. We will not incur any early termination penalties in connection with the termination of the License Agreement.

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

Merger with Illumina, Inc.

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and FC Ops Corp. will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U. S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the United States Federal Trade Commission (“FTC”) and to the Competition and Markets Authority of the United Kingdom (“CMA”) and is under review by both the FTC and the CMA. We and Illumina will continue to work cooperatively with the FTC and the CMA. We and Illumina currently expect the Merger to be completed in the fourth quarter of 2019, at which time we will become a wholly owned subsidiary of Illumina and will cease to be a publicly traded company. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million (the “Reverse Termination Fee”).  For more information about the effects of our agreement to be acquired by Illumina please see Risk Factors under the section “Risks Related to Our Business”.

For the three and six months ended June 30, 2019, we recognized approximately $3.8 million and $9.3 million, respectively, in operating expenses in connection with the Merger.

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

On April 24, 2019, we announced the commercial launch of the Sequel II System and the SMRT Cell 8M chip and began shipping Sequel II Systems to customers beyond the five early access sites.

Basis of Presentation

Revenue

During the three and six months ended June 30, 2019 and 2018, product revenue was primarily derived from the sale of (1) Sequel and Sequel II instruments, and (2) consumables associated with Sequel, Sequel II and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2019	2018
	(unaudited)
Revenue:
Product revenue	$21,250	$18,485	$2,765	15%
Service and other revenue	3,371	3,093	278	9%
Total revenue	24,621	21,578	3,043	14%
Cost of Revenue:
Cost of product revenue	11,980	9,858	2,122	22%
Cost of service and other revenue	3,028	2,858	170	6%
Total cost of revenue	15,008	12,716	2,292	18%
Gross profit	9,613	8,862	751	8%
Operating Expense:
Research and development	14,910	15,664	(754)	(5%)
Sales, general and administrative	19,083	14,943	4,140	28%
Total operating expense	33,993	30,607	3,386	11%
Operating loss	(24,380)	(21,745)	(2,635)	(12%)
Interest expense	(644)	(598)	(46)	(8%)
Other income (expense), net	428	(197)	625	317%
Net loss	$(24,596)	$(22,540)	$(2,056)	(9%)

Revenue

Total revenue for the three months ended June 30, 2019 was $24.6 million, compared to $21.6 million for the same period during 2018.

Product revenue of $21.3 million for the three months ended June 30, 2019 consisted of $12.7 million from sales of Sequel and Sequel II instruments and $8.6 million from sales of consumables, compared to total product revenue of $18.5 million for the same period during 2018, consisting of $8.5 million from sales of Sequel instruments and $10.0 million from sales of consumables. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations.  The decrease in consumable sales was primarily attributable to a decrease in RSII and Sequel consumables.

Service and other revenue of $3.3 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Service revenue was relatively flat as increases in Sequel service revenue were offset by decreases in RSII service revenue.

Gross Profit

Cost of product revenue was $12.0 million for the three months ended June 30, 2019, compared to cost of product revenue of $9.9 million for the same period during 2018. Cost of service and other revenue for the three months ended June 30, 2019 was $3.0 million, compared to $2.9 million for the same period during 2018. The increase in cost of product revenue of $2.1 million was primarily driven by the higher product shipments.

Gross profit for the three months ended June 30, 2019 was $9.6 million, resulting in a gross margin of 39.0%, compared to gross profit of $8.9 million, resulting in a gross margin of 41.1% for the same period during 2018. Gross profit for the three months ended June 30, 2019 was negatively impacted by product transition costs including an inventory reserve taken relating to excess inventory due to lower sales forecast in connection with the transition from Sequel to Sequel II.

Research and Development Expense

During the three months ended June 30, 2019, research and development expense decreased by $0.8 million, or 4.8%, compared to the same period during 2018. The decrease in research and development expense was primarily driven by lower chip development costs. Research and development expense included stock-based compensation expense of $1.9 million and $2.2 million during the three months ended June 30, 2019 and 2018, respectively.

Sales, General and Administrative Expense

During the three months ended June 30, 2019, sales, general and administrative expense increased by $4.1 million, or 27.7%, compared to the same period during 2018. The increase in sales, general and administrative expense was primarily attributable to acquisition-related legal fees of $3.8 million. Sales, general and administrative expense included stock-based compensation expense of $1.7 million and $2.4 million during the three months ended June 30, 2019 and 2018, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2019 remained flat compared to the same period during 2018. Interest expense related primarily to the debt facility entered into in February 2013. As of June 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2019	2018
	(unaudited)
Revenue:
Product revenue	$34,707	$34,767	$(60)	0%
Service and other revenue	6,339	6,173	166	3%
Total revenue	41,046	40,940	106	0%
Cost of Revenue:
Cost of product revenue	20,598	18,877	1,721	9%
Cost of service and other revenue	5,718	5,905	(187)	(3%)
Total cost of revenue	26,316	24,782	1,534	6%
Gross profit	14,730	16,158	(1,428)	(9%)
Operating Expense:
Research and development	30,395	31,975	(1,580)	(5%)
Sales, general and administrative	38,849	29,877	8,972	30%
Total operating expense	69,244	61,852	7,392	12%
Operating loss	(54,514)	(45,694)	(8,820)	(19%)
Interest expense	(1,269)	(1,179)	(90)	(8%)
Other income, net	863	154	709	460%
Net loss	$(54,920)	$(46,719)	$(8,201)	(18%)

Revenue

Total revenue for the six-month period ended June 30, 2019 was $41.0 million, compared to $40.9 million for the same period during 2018. An increase in revenue associated with shipments of Sequel II instruments during the six months ended June 30, 2019 was offset by a decrease in revenue associated with shipments of Sequel instruments.

Product revenue of $34.7 million for the six-month period ended June 30, 2019 consisted of $18.3 million from sales of Sequel and Sequel II instruments and $16.4 million from sales of consumables, compared to total product revenue of $34.8 million for the same period during 2018, consisting of $15.7 million from sales of Sequel instruments and $19.1 million from sales of consumables. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations for the six months ended June 30, 2019. The decrease in consumable sales was primarily attributable to a decrease in RSII and Sequel consumables.

Service and other revenue of $6.3 million and $6.2 million for the six-month periods ended June 30, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Service revenue was relatively flat as increases in Sequel service revenue were offset by decreases in RSII service revenue.

Gross Profit

Gross profit for the six-month period ended June 30, 2019 was $14.7 million, resulting in a gross margin of 35.9%, compared to gross profit of $16.2 million, resulting in a gross margin of 39.5% for the same period during 2018.

Cost of product revenue was $20.6 million for the six-month period ended June 30, 2019, compared to cost of product revenue of $18.9 million for the same period during 2018. Cost of service and other revenue for the six-month period ended June 30, 2019 was $5.7 million, compared to $5.9 million for the same period during 2018.

Gross profit for the six months ended June 30, 2019 was negatively impacted by product transition costs including an inventory reserve taken relating to excess inventory due to lower sales forecast in connection with the transition from Sequel to Sequel II.

Research and Development Expense

During the six months ended June 30, 2019, research and development expense decreased by $1.6 million, or 4.9%, compared to the same period during 2018. The decrease in research and development expense was primarily attributable to lower chip development costs. Research and development expense included stock-based compensation expense of $3.9 million and $4.5 million during the six months ended June 30, 2019 and 2018, respectively.

Sales, General and Administrative Expense

During the six months ended June 30, 2019, sales, general and administrative expense increased by $9.0 million, or 30.0%, compared to the same period during 2018. The increase in sales, general and administrative expense was primarily attributable to acquisition-related legal fees of $9.3 million. Sales, general and administrative expense included stock-based compensation expense of $3.6 million and $4.8 million during the six-month periods ended June 30, 2019 and 2018, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2019 remained flat compared to the same period during 2018. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at June 30, 2019 totaled $66.8 million, compared to $102.4 million at December 31, 2018. Our net cash used for operating activities for the six-month period ended June 30, 2019 was $42.9 million.  Due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the Merger Agreement, we believe that the timely receipt of the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to alleviate substantial doubt about our ability to meet the repayment obligation of approximately $16.0 million in aggregate principal amount of our Notes that mature in February 2020 and to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

The Merger Agreement provides for the payment to the Company of the Reverse Termination Fee in connection with a termination of the Merger Agreement by either the Company or Illumina after November 1, 2019 (subject to (i) the satisfaction of conditions that the Company reasonably believes to be within its control; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (iii) the non-occurrence of specified legal restraints). However, the Company’s right to receive the Reverse Termination Fee is not conditioned on the receipt of applicable antitrust or competition law approvals. The Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by the Company. For more information about the risks and uncertainties associated with the Merger, please see Risk Factors under the section titled “Risks Related to Our Business”. However, if the Merger Agreement is terminated and we are unable to obtain sufficient funds pursuant to the Merger Agreement, or if such funds are not received on a timely basis, we will need to raise additional capital or may be unable to meet our debt repayment obligations for our outstanding Notes discussed above. If we are unable to repay our indebtedness when due and payable, debt holders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our property and interests in property, including our intellectual property, as collateral under our existing debt.

To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such additional capital will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement. If we are unable to raise additional capital on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, including our debt payment obligations in February 2020, we may have to make significant changes to our operations including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may have to cease operations.

General factors that may affect our capital needs include, but are not limited to, slower than expected adoption of our products resulting in lower sales of our products and services; our ability to obtain new customer and collaboration arrangements; the progress of our research and development programs; manufacturing costs; service costs; the impact of product quality; costs related to the Merger Agreement; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and other factors.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the six months ended June 30, 2019 and 2018 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $42.9 million of cash from operating activities for the six months ended June 30, 2019, compared to cash usage of $33.3 million for the same period in 2018.

Cash used in operating activities for the six months ended June 30, 2019 was due primarily to a net loss of $54.9 million, offset by non-cash items such as stock-based compensation of $8.5 million and depreciation of $3.6 million. The change in net operating assets and liabilities was primarily attributed to an increase of $3.5 million in accounts receivable, partially offset by an increase of $1.3 million in accrued expense.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We had $45.8 million of cash provided from investing activities for the six months ended June 30, 2019, compared to cash used of $4.4 million from investing activities for the same period in 2018.

Cash provided in investing activities for the six months ended June 30, 2019 was due primarily to net maturities of investments of $47.7 million.

Cash used in investing activities for the six-month period ended June 30, 2018 was due primarily to net maturities and sales of investments of $6.1 million.

Financing Activities

We had $8.1 million of cash provided from financing activities for the six months ended June 30, 2019, compared to $35.4 million of cash provided from financing activities for the same period in 2018.

Cash provided by financing activities during the six months ended June 30, 2019 was due to $8.1 million from the issuance of common stock through our equity compensation plans.

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

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of June 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and due in February 2020, and presented as “Notes payable, current” on the condensed consolidated balance sheet as of June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the acquisition by Illumina is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The proposed acquisition has been notified to the FTC and is under review. In the EU, the transaction is a relevant merger situation which has been notified to the Competition and Markets Authority of the United Kingdom (“CMA”) under the Enterprise Act 2002, as amended by the Enterprise and Regulatory Reform Act 2013. On June 18, 2019, the CMA announced the completion of its Phase 1 review of the Merger and has proceeded to a Phase 2 review. This, together with ongoing review of our acquisition by the FTC, has resulted in a delay in completion of the acquisition. In addition, at any time before or after the acquisition is consummated, any of the U.S. Department of Justice, the FTC, U.S. state attorneys general, or the CMA could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, condition completion of the acquisition upon the divestiture of assets of Illumina, us or their and our respective subsidiaries, or impose restrictions on Illumina’s post-acquisition operations. Any such requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the acquisition, see the risk factor below titled “The failure to complete the acquisition by Illumina could adversely affect our business”.

The failure to complete the acquisition by Illumina could adversely affect our business.

Consummation of our acquisition by Illumina is subject to several conditions beyond our control, including the ongoing reviews by the FTC and the CMA, that may prevent, delay, or otherwise adversely affect its completion. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $43 million to Illumina. Furthermore, under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us the Reverse Termination Fee.  However, the Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by us. In addition, the Reverse Termination Fee may not be sufficient to compensate us for damages suffered by our business as a result of contractual restrictions during the pendency of the Merger or of the strategic initiatives foregone by us during the period.

While the acquisition by Illumina is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

Pursuant to the terms of the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, issue additional securities, incur indebtedness or incur capital expenditures, until the proposed Merger becomes effective or the Merger Agreement terminates. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the proposed acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the proposed acquisition. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings, cash flows and other business results and our financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the proposed acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects.  Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, subsequently, we announced the commercial launch of the Sequel II System in April 2019. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•

manage the timeliness of our new product introductions, including the Single Molecule, Real-Time (SMRT®) Cell 8M and Sequel II System, and the rate at which sales of our new products may cannibalize sales of our older products;

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products, may be heightened by the termination of our development, commercialization and license agreement with Roche, which became effective as of the first quarter of 2017 and would have addressed certain markets for our products.  In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to the new SMRT Cell 8M and Sequel II System. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the

Merger, we believe the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report.  If the Merger Agreement is terminated under certain circumstances and we do not receive the Reverse Termination Fee on a timely basis, we will need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts and launching of new products, operations or to increase or maintain the level of our research and development activities.

Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement. We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets and the terms of our existing debt agreement restrict certain activities, including our ability to pay dividends on our common stock. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we raise additional funds through the sale of our common stock, continued downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price, and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

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

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the new SMRT Cell 8M and Sequel II System and also any future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the new SMRT Cell 8M and Sequel II System, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly-launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers’ transition to new products. If we do not successfully manage these product transitions, including with respect to the new SMRT Cell 8M and Sequel II System, our business, reputation and financial condition may be materially and adversely affected.

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

Our success is highly dependent on our ability to further penetrate nucleic acid sequencing applications as well as on the growth and expansion of the demand for our products.  If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the new SMRT Cell 8M and Sequel II System, and related products may not be successful.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the six months ended June 30, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 20% and 31% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S. We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, Brazil, and South Africa and have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

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

•	deterioration of political relations between the U.S. and China, Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;
•

changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the referendum held in the U.K. approving the withdrawal of the United Kingdom from the European Union;

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on the import of other Chinese products, including non-U.S. components and materials that may be used in our products. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. The countries continue to negotiate a trade deal. These tariffs may raise our cost of goods. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Additionally, the current U.S. presidential administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

•

Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, and other laws and regulations relating to privacy and data protection including the European Union’s new GDPR, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect in January 2020 and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply;

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche had certain access to our trade secrets and other proprietary information pursuant to our agreement with them, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the agreement); however, Roche is developing potentially competing sequencing products. There can be no assurance that our measures have provided or will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Termination of a Material Definitive Agreement

On August 2, 2019, we provided notice to GE Healthcare Bio-Sciences Corp. (“GE”), informing GE that we are terminating the License Agreement (the “License Agreement”) dated September 11, 2006 between us and GE, effective November 3, 2019. The license Agreement related to several U.S. and foreign patents and pending applications related to labeled nucleoside polyphosphate compounds. We are terminating the License Agreement because we no longer use the patents we licensed from GE under the License Agreement in our business. We will not incur any early termination penalties in connection with the termination of the License Agreement.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 6, 2019	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer