Form 10-Q
period 2019-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2019-11-07
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of October 31, 2019:  153,033,732

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$33,084	$18,844
Investments	16,120	83,510
Accounts receivable	9,966	8,595
Inventory	15,067	17,878
Prepaid expenses and other current assets	2,704	2,832
Total current assets	76,941	131,659
Property and equipment, net	31,618	34,073
Operating lease right-of-use assets, net	33,510	—
Long-term restricted cash	4,000	4,500
Other long-term assets	41	43
Total assets	$146,110	$170,275
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,111	$6,736
Accrued expenses	15,823	12,823
Deferred service revenue, current	6,379	6,537
Operating lease liabilities, current	3,724	—
Notes payable, current	15,546	—
Other liabilities, current	1,110	788
Total current liabilities	50,693	26,884
Deferred service revenue, non-current	1,435	890
Operating lease liabilities, non-current	42,968	—
Deferred rent, non-current	—	13,765
Notes payable, non-current	—	14,659
Financing derivative	—	16
Total liabilities	95,096	56,214

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 153,031 and 150,244 shares at September 30, 2019 and December 31, 2018, respectively	153	150
Additional paid-in capital	1,116,999	1,096,053
Accumulated other comprehensive income (loss)	11	(36)
Accumulated deficit	(1,066,149)	(982,106)
Total stockholders’ equity	51,014	114,061
Total liabilities and stockholders’ equity	$146,110	$170,275

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue:
Product revenue	$18,484	$15,150	$53,191	$49,917
Service and other revenue	3,431	3,010	9,770	9,183
Total revenue	21,915	18,160	62,961	59,100
Cost of revenue:
Cost of product revenue	12,188	12,250	32,786	31,127
Cost of service and other revenue	2,813	2,718	8,531	8,623
Total cost of revenue	15,001	14,968	41,317	39,750
Gross profit	6,914	3,192	21,644	19,350
Operating expense:
Research and development	14,962	14,356	45,357	46,331
Sales, general and administrative	20,066	13,506	58,915	43,383
Total operating expense	35,028	27,862	104,272	89,714
Operating loss	(28,114)	(24,670)	(82,628)	(70,364)
Interest expense	(664)	(616)	(1,933)	(1,795)
Other income (expense), net	(345)	242	518	396
Net loss	(29,123)	(25,044)	(84,043)	(71,763)
Other comprehensive income (loss):
Unrealized income (loss) on investments	(6)	(8)	47	8
Comprehensive loss	$(29,129)	$(25,052)	$(83,996)	$(71,755)

Net loss per share:
Basic and diluted net loss per share	$(0.19)	$(0.19)	$(0.55)	$(0.55)
Shares used in computing basic and diluted net loss per share	152,983	135,130	152,351	130,302

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended September 30, 2019
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754
Net loss	—	—	—	—	(29,123)	(29,123)
Other comprehensive income	—	—	—	(6)	—	(6)
Issuance of common stock in conjunction with equity plans	72	—	327	—	—	327
Stock-based compensation expense	—	—	4,062	—	—	4,062
Balance at September 30, 2019	153,031	$153	$1,116,999	$11	$(1,066,149)	$51,014
For the three months ended September 30, 2018
Balance at June 30, 2018	131,888	$132	$1,011,621	$(16)	$(926,263)	$85,474
Net loss	—	—	—	—	(25,044)	(25,044)
Other comprehensive income (loss)	—	—	—	(8)	—	(8)
Issuance of common stock in conjunction with equity plans	771	1	1,663	—	—	1,664
Issuance of common stock from underwritten public equity offering, net of issuance costs	16,235	16	64,652	—	—	64,668
Stock-based compensation expense	—	—	5,126	—	—	5,126
Balance at September 30, 2018	148,894	$149	$1,083,062	$(24)	$(951,307)	$131,880
For the nine months ended September 30, 2019
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(84,043)	(84,043)
Other comprehensive income	—	—	—	47	—	47
Issuance of common stock in conjunction with equity plans	2,787	3	8,414	—	—	8,417
Stock-based compensation expense	—	—	12,532	—	—	12,532
Balance at September 30, 2019	153,031	$153	$1,116,999	$11	$(1,066,149)	$51,014
For the nine months ended September 30, 2018
Balance at December 31, 2017	116,277	$116	$965,752	$(32)	$(879,733)	$86,103
Net loss	—	—	—	—	(71,763)	(71,763)
Other comprehensive income (loss)	—	—	—	8	—	8
ASC 606 adoption effect					189	189
Issuance of common stock in conjunction with equity plans	2,007	3	4,178	—	—	4,181
Issuance of common stock from ATM equity offering, net of issuance costs	14,375	14	32,849	—	—	32,863
Issuance of common stock from underwritten public equity offering, net of issuance costs	16,235	16	64,652	—	—	64,668
Stock-based compensation expense	—	—	15,631	—	—	15,631
Balance at September 30, 2018	148,894	$149	$1,083,062	$(24)	$(951,307)	$131,880

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(84,043)	$(71,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,483	5,436
Amortization of operating lease right-of-use assets	1,954	—
Amortization of debt discount and financing costs	887	749
(Gain) loss on derivative	(16)	(155)
Stock-based compensation	12,532	15,631
Accretion from investment discount	(821)	(398)
(Gain) loss on disposition of equipment	144	—
Changes in assets and liabilities
Accounts receivable	(1,371)	7,029
Inventory	2,255	3,014
Prepaid expenses and other assets	238	537
Accounts payable	1,454	(2,926)
Accrued expenses	3,000	(3,497)
Deferred service revenue	387	(638)
Operating lease liabilities	(2,537)	—
Other liabilities	322	(464)
Net cash used in operating activities	(60,132)	(47,445)
Cash flows from investing activities
Purchase of property and equipment	(2,695)	(1,796)
Purchase of investments	(42,710)	(104,228)
Sales of investments	1,500	2,442
Maturities of investments	109,360	70,680
Net cash provided by (used in) investing activities	65,455	(32,902)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	8,417	4,181
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	—	97,722
Net cash provided by financing activities	8,417	101,903
Net increase in cash and cash equivalents and restricted cash	13,740	21,556
Cash and cash equivalents and restricted cash at beginning of period	23,344	21,007
Cash and cash equivalents and restricted cash at end of period	$37,084	$42,563
Cash and cash equivalents at end of period	33,084	38,063
Restricted cash at end of period	4,000	4,500
Cash and cash equivalents and restricted cash at end of period	$37,084	$42,563

Supplemental disclosure of non-cash operating activities
Inventory transferred to property and equipment	$1,784	$664
Inventory transferred from property and equipment	$1,228	$—

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

Product

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

Merger with Illumina

On November 1, 2018, we entered into an Agreement and Plan of Merger with Illumina, Inc. (“Illumina”) and FC Ops Corp. (“Merger Subsidiary”), a wholly-owned subsidiary of Illumina (the “Merger Agreement”) pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and Merger Subsidiary will be merged with and into us (the “Merger”), with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U.S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the United States Federal Trade Commission (“FTC”) and to the Competition and Markets Authority of the United Kingdom (“CMA”) and is under review by both the FTC and the CMA.  On October 24, 2019, as part of its Phase 2 review, the CMA announced that it had reached the provisional view that the proposed acquisition could lead to a substantial lessening of competition. We are reviewing the CMA’s provisional findings and continue to work with Illumina to address the CMA’s concerns. We and Illumina also continue to work cooperatively with the FTC.

On September 25, 2019, we, Illumina and Merger Subsidiary entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement. The Amendment, among other things, extends the End Time (as defined in the Merger Agreement) to December 31, 2019, subject to Illumina’s unilateral right to further extend the End Time to March 31, 2020. In addition, the Amendment provides that Illumina will make cash payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019 and we have received the October 1, 2019 and November 1, 2019 cash payments. If Illumina elects to further extend the End Time to March 31, 2020, then Illumina will make cash payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a cash payment of $22.0 million on or before February 3, 2020. We will use these payments, which are collectively referred to as the “Continuation Advances,” to fund our continuing operations.  Up to the full amount of the Continuation Advances actually paid to us are repayable without interest if (1) the Merger Agreement is terminated and (2) within two years of termination, we enter into certain change-of-control transactions with a third party (in which case the entire amount will be repayable) or raise at least $100.0 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us).

The merger is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million (the “Reverse Termination Fee”).  In certain other circumstances, including but not limited to, a termination of the Merger Agreement in connection with us accepting a superior transaction proposal or due to the withdrawal by our board of directors of its recommendation of the Merger and the transactions contemplated by the Merger Agreement, we would be required to pay Illumina a cash termination fee of $43.0 million.

For more information about the effects of our agreement to be acquired by Illumina please see Risk Factors under the section “Risks Related to Our Business”.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2018 audited Consolidated Financial Statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year or any future periods.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2019 and December 31, 2018 respectively:

	September 30, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$18,505	$—	$—	$18,505	$18,844	$—	$—	$18,844
Commercial paper	—	14,579	—	14,579	—	—	—	—
Total cash and cash equivalents	18,505	14,579	—	33,084	18,844	—	—	18,844
Investments:
Commercial paper	—	12,118	—	12,118	—	53,469	—	53,469
Corporate debt securities	—	4,002	—	4,002	—	10,214	—	10,214
US government & agency securities	—	—	—	—	—	19,827	—	19,827
Total investments	—	16,120	—	16,120	—	83,510	—	83,510
Long-term restricted cash:
Certified deposits	4,000	—	—	4,000	4,500	—	—	4,500
Total assets measured at fair value	$22,505	$30,699	$—	$53,204	$23,344	$83,510	$—	$106,854

Liabilities
Financing derivative	$—	$—	$—	$—	$—	$—	$16	$16
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$16	$16

The estimated fair value of the Financing Derivative liability was determined using Level 3 inputs, or significant unobservable inputs.

During the three months ended September 30, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using 7.7% and 9.6% weighted average market yield at September 30, 2019 and December 31, 2018, respectively. Refer to Note 5. Notes Payable for additional details regarding the Notes.

The estimated fair value and carrying value of the Notes are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Notes payable	$16,069	$15,546	$15,915	$14,659

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

	Nine Months Ended September 30,
(in thousands)	2019	2018
Options to purchase common stock	23,048	27,397
RSUs with time-based vesting	1,094	349
RSUs with performance-based vesting	138	634

Concentration and Other Risks

For the three and nine months ended September 30, 2019, one of our customers, Gene Company Limited, accounted for approximately 18% and 14% of our total revenue, respectively. For the three and nine months ended September 30, 2018, one of our customers, Gene Company Limited, accounted for approximately 20% and 28% of our total revenue, respectively. Gene Company Limited is our distributor in China.

Going Concern

Cash, cash equivalents and investments, excluding restricted cash, at September 30, 2019 totaled $49.2  million, compared to $102.4 million at December 31, 2018. Our net cash used for operating activities for the nine-month period ended September 30, 2019 was $60.1  million. Due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the Merger Agreement, we believe that the timely receipt of the Continuation Advances, the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to alleviate substantial doubt about our ability to meet the repayment obligation of approximately $16.0 million in aggregate principal amount of our Notes, as defined below, that mature in February 2020 and to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

The Merger Agreement provides for the payment to the Company of the Reverse Termination Fee in connection with a termination of the Merger Agreement by either the Company or Illumina after the End Time (as defined in the Merger Agreement) (subject to (i) the satisfaction of conditions that the Company reasonably believes to be within its control; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (iii) the non-occurrence of specified legal restraints). However, the Company’s right to receive the Reverse Termination Fee is not conditioned on the receipt of applicable antitrust or competition law approvals. The Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by the Company. In addition, in certain circumstances we may have to repay the Continuation Advances, which is described in detail in Note 1. Overview.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU No. 2018-13 on our consolidated financial statements and disclosures.

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

Recently Adopted Accounting Standards

Adoption of ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this standard beginning on January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2019.

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We adopted this standard beginning in January 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2019.

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

Service and other revenue can include some revenue from instrument lease agreements. Instrument leases are generally classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term. Lease income was not material in fiscal 2018 or for the three and nine months ended September 30, 2019.

Disclosure related to the amount, timing and uncertainty of cash flows arising from operating leases are included in “Leases” section of Note 6. Commitments and Contingencies.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,505	$—	$—	$18,505
Commercial paper	14,579	—	—	14,579
Total cash and cash equivalents	33,084	—	—	33,084
Investments:
Commercial paper	12,117	1	—	12,118
Corporate debt securities	3,992	10	—	4,002
Total investments	16,109	11	—	16,120
Total cash, cash equivalents and investments	$49,193	$11	$—	$49,204
Long-term restricted cash:
Certified deposits	$4,000	$—	$—	$4,000

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844
Total cash and cash equivalents	18,844	—	—	18,844
Investments:
Commercial paper	53,493	—	(24)	53,469
Corporate debt securities	10,223	3	(12)	10,214
US government & agency securities	19,830	—	(3)	19,827
Total investments	83,546	3	(39)	83,510
Total cash, cash equivalents and investments	$102,390	$3	$(39)	$102,354
Long-term restricted cash:
Certified deposits	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2019:

(in thousands)	Fair Value
Due in one year or less	$30,699
Total investments	$30,699

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 4. BALANCE SHEET COMPONENTS

Inventory

As of September 30, 2019 and December 31, 2018, our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2019	2018
Purchased materials	$5,193	$6,222
Work in process	3,874	7,341
Finished goods	6,000	4,315
Inventory	$15,067	$17,878

NOTE 5. NOTES PAYABLE

Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Note holders with proceeds from our underwritten public equity offering. As of September 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020, and presented as “Notes payable, current” on the condensed consolidated balance sheet as of September 30, 2019.

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

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 7.7% and 9.6% weighted average market yield at September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Financing Derivative as of September 30, 2019 and December 31, 2018 was $0 and $16,000, respectively.

As of September 30, 2019, payments due under our notes payable, which include interest and principal, were as follows:

Amount
Years ending December 31,	(in thousands)
Remainder of 2019	$353
2020	16,491
Total remaining payments	16,844
Less: interest and discounts	(1,298)
Notes payable	$15,546

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

As of January 1, 2019, we leased approximately 180,000 square feet in 1305 O’Brien Drive, Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations for which the right of use assets totaled $35.3 million. We also leased a sales office facility in Singapore and engineering support facilities in Allen, Texas for which the right of use assets totaled $0.2 million as of January 1, 2019.

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

We often have options to renew lease terms for buildings. For our 1305 O’Brien lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2019 was 8.1 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2019 was 7.9%.

The following table presents information at the amount, timing and uncertainty of cash flows arising from our operating leases as of September 30, 2019:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2019	$1,772
2020	7,150
2021	7,305
2022	7,488
2023	7,704
Thereafter	31,518
Total undiscounted operating lease payments	62,937
Less: imputed interest	(16,245)
Present value of operating lease liabilities	$46,692

Balance Sheet Classification
Operating lease liabilities, current	$3,724
Operating lease liabilities, non-current	42,968
Total operating lease liabilities	$46,692

Cash Flows

An initial right-of-use asset of $35.5 million was recognized on the condensed consolidated balance sheet as of January 1, 2019 with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $5.3 million for the nine months ended September 30, 2019 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $4.7 million for the three and nine months ended September 30, 2019, respectively, primarily related to our operating leases, but also include immaterial amounts for variable leases.

For our 1305 O’Brien lease, we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015; and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of December 31, 2018. Subsequently, pursuant to the terms of the 1305 O’Brien lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million. The letter of credit balance of $4.0 million at September 30, 2019 will reduce again over time.

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

On January 29, 2019, all parties to each of the lawsuits reached an agreement pursuant to which we would pay a total of $300,000 in attorneys’ fees to the plaintiffs. On January 29, 2019, each plaintiff filed a voluntary dismissal of his or her lawsuit. As of September 30, 2019, we paid a total amount of $300,000 for the five lawsuits filed in 2018 and the first quarter of 2019.

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

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275 (“275 Action”)). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On May 8, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims recite patent ineligible subject matter. On November 9, 2017, the judge denied ONT Inc.’s motion to dismiss. On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant.  On August 20, 2018, the judge granted our motion, and on August 23, 2018, we filed an amended complaint, adding ONT Ltd. as a defendant in the 275 Action. On September 24, 2018, ONT Ltd. filed a motion to dismiss the amended complaint, alleging failure to state a claim. On April 24, 2019, the judge denied ONT Ltd.’s motion to dismiss. On July 11, 2019 we filed a motion to file an amended complaint in the 275 Action to add allegations of willful infringement by ONT Ltd. On August 15, 2019, the judge granted the motion to amend the complaint in the 275 Action.

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

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353 (“1353 Action”)). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 (the “’929 Patent”) entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On December 14, 2017, the defendants filed a motion to dismiss the complaint, alleging that the asserted patent claims in the ’929 Patent recite patent ineligible subject matter. On March 22, 2018, the judge denied ONT Inc.’s motion to dismiss. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”), entitled “Nanopore sequencing using n-mers.” On June 1, 2018, we filed a motion for leave to amend the complaint to add ONT Ltd. as a defendant. On August 20, 2018, the judge granted our motion, and on August 23, 2018 we filed an amended complaint, adding ONT Ltd. as a defendant in the 1353 Action.  On September 24, 2018, ONT filed a motion to dismiss the amended complaint, alleging failure to state a claim. On April 24, 2019, the judge denied ONT Ltd.’s motion to dismiss. On July 11, 2019 we filed a motion to file an amended complaint in the 1353 Action to add allegations of willful infringement by ONT Ltd. On August 15, 2019, the judge granted the motion to amend the complaint in the 1353 Action.

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

Unrelated to the preceding matters, on September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810). The complaint is based on PGI’s U.S. Patent No. 7,767,441.  We plan to vigorously defend in this matter.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at September 30, 2019.

NOTE 7. STOCKHOLDERS’ EQUITY

Underwritten Public Equity Offering

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On August 18, 2017, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date. However, in certain respects, the Merger Agreement currently limits our ability to issue additional securities or incur indebtedness, subject to certain limitations and exceptions, until the proposed Merger becomes effective or the Merger Agreement is terminated.

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

Equity Plans

As of September 30, 2019, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”), and the 2010 Employee Stock Purchase Plan (“ESPP”). Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, RSU, stock appreciation rights and new shares of common stock upon exercise of stock options.

In January 2019, an additional 7.5 million shares were reserved under the 2010 Plan, and an additional 3.0 million shares were reserved under the ESPP pursuant to the evergreen provisions thereof.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the nine months ended September 30, 2019 (in thousands, except per share amounts):

		Stock Options Outstanding
				Weighted
	Shares available	Number		average
	for grant	of shares	Exercise price	exercise price
Balances, December 31, 2018	12,279	25,176	$1.16 – 16.00	$5.66
Additional shares reserved	7,512
Options granted	—	—	—	—
Options exercised	—	(1,157)	1.16 – 7.05	4.84
Options canceled	971	(971)	2.54 – 16.00	8.33
Balances, September 30, 2019	20,762	23,048	$1.16 – 16.00	$5.59

Restricted Stock Units, or “RSUs”

Time-based RSUs

Beginning in the three months ended March 31, 2018, the Compensation Committee of the Board of Directors has approved awards of RSUs with time-based vesting under the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded after the vesting period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the time-based RSUs activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2018	371	$3.20
RSUs granted	854	7.16
RSUs vested	(80)	2.58
RSUs forfeited	(51)	5.66
Unvested RSUs outstanding at September 30, 2019	1,094	$6.22

For the three and nine  months ended September 30, 2019, we recognized compensation expense of $1.4 million and $3.4 million, respectively, related to time-based RSUs.

Performance-based RSUs

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting under the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the performance-based RSUs activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2018	586	$2.58
PSUs granted	—	—
PSUs vested	(204)	2.57
PSUs forfeited	(244)	2.57
Unvested PSUs outstanding at September 30, 2019	138	$2.63

For the three and nine months ended September 30, 2019, we recognized compensation expense of $23,000 and $53,000, respectively, related to the performance-based RSUs.

ESPP shares

Shares issued under our ESPP totaled 1,306,329 and 1,674,960  shares during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, 3,651,066 shares of our common stock remain available for issuance under our ESPP. Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, RSUs and shares from the ESPP for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$450	$608	$1,406	$1,905
Research and development	1,906	2,207	5,836	6,658
Sales, general and administrative	1,706	2,310	5,290	7,068
Total stock-based compensation expense	$4,062	$5,125	$12,532	$15,631

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options during the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option	2019	2018	2019	2018
Expected term in years	—	5.2	—	5.2
Expected volatility	—	65%	—	67%
Risk-free interest rate	—	2.8%	—	2.5%
Dividend yield	—	—	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019. As such there will be no more offerings after March 1, 2019 and there were no new Black-Scholes calculations performed to calculate the fair value of new purchase rights granted for the three and nine months ended September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2019	2018	2019	2018
Expected term in years	—	0.5-2.0	—	0.5-2.0
Expected volatility	—	65%	—	65% - 67%
Risk-free interest rate	—	1.3%-2.7%	—	1.3%-2.7%
Dividend yield	—	—	—	—

NOTE 8. REVENUE

As of September 30, 2019, we had a total of $7.8 million of deferred service revenue from our service contracts, $6.4 million of which was recorded as “Deferred service revenue, current” to be recognized over the next year and the remaining $1.4 million was recorded as “Deferred service revenue, non-current” to be recognized in the next 2 to 4 years. Revenue recorded in the three and nine months ended September 30, 2019 includes $1.3 million and $5.7 million, respectively, of previously deferred revenue that was included in “Deferred service revenue, current” as of December 31, 2018. Contract assets as of September 30, 2019 and December 31, 2018 were not material.

As of September 30, 2019, we had a total of $0.4 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

A summary of our revenue by geographic location for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$10,393	$8,960	$33,165	$25,974
Europe (including the Middle East and Africa)	4,940	2,914	11,423	10,614
Asia Pacific	6,582	6,286	18,373	22,512
Total	$21,915	$18,160	$62,961	$59,100

A summary of our revenue by category for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Instrument revenue	$11,583	$6,296	$29,870	$21,965
Consumable revenue	6,901	8,854	23,321	27,952
Product revenue	18,484	15,150	53,191	49,917
Service and other revenue	3,431	3,010	9,770	9,183
Total revenue	$21,915	$18,160	$62,961	$59,100

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

Merger with Illumina, Inc.

On November 1, 2018, we entered into the Merger Agreement pursuant to which Illumina will acquire us for $8.00 per share of our common stock in an all-cash transaction and Merger Subsidiary will be merged with and into us, with us surviving the Merger and becoming a wholly-owned subsidiary of Illumina. Completion of the transaction is subject to terms and conditions set forth in the Merger Agreement, including expiration or termination of any waiting periods applicable to the consummation of the Merger under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and clearance under the antitrust laws of certain non-U. S. jurisdictions. At a Special Meeting of Stockholders held on January 24, 2019, our stockholders, among other things, approved the adoption of the Merger Agreement. The Merger has been notified to the FTC and to the CMA and is under review by both the FTC and the CMA. On October 24, 2019, as part of its Phase 2 review, the CMA announced that it had reached the provisional view that the proposed acquisition could lead to a substantial lessening of competition. We are reviewing the CMA’s provisional findings and continue to work with Illumina to address the CMA’s concerns. We and Illumina also continue to work cooperatively with the FTC.

On September 25, 2019, we, Illumina and Merger Subsidiary entered into the Amendment. The Amendment, among other things, extends the End Time (as defined in the Merger Agreement) to December 31, 2019, subject to Illumina’s unilateral right to further extend the End Time to March 31, 2020. In addition, the Amendment provides that Illumina will make cash payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019 and we have received the October 1, 2019 and November 1, 2019 cash payments. If Illumina elects to further extend the End Time to March 31, 2020, then Illumina will make cash payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a cash payment of $22.0 million on or before February 3, 2020. We will use these payments, which are collectively referred to as the “Continuation Advances,” to fund our continuing operations.  Up to the full amount of the Continuation Advances actually paid to us are repayable without interest if (1) the Merger Agreement is terminated and (2) within two years of termination, we enter into certain change-of-control transactions with a third party (in which case the entire amount will be repayable) or raise at least $100.0 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us).

The merger is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Under certain circumstances specified in the Merger Agreement, Illumina may be required to pay us a termination fee of $98.0 million. In certain other circumstances, including but not limited to, a termination of the Merger Agreement in connection with us accepting a superior transaction proposal or due to the withdrawal by our board of directors of its recommendation of the Merger and the transactions contemplated by the Merger Agreement, we would be required to pay Illumina a cash termination fee of $43.0 million.

For the three and nine months ended September 30, 2019, we recognized approximately $3.6 million and $12.8 million, respectively, in operating expenses in connection with the Merger.

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

In April 2019, we announced the commercial launch of the Sequel II System and the SMRT Cell 8M chip and began shipping Sequel II Systems to customers beyond the five early access sites.

Basis of Presentation

Revenue

During the three and nine months ended September 30, 2019 and 2018, product revenue was primarily derived from the sale of (1) Sequel and Sequel II instruments, and (2) consumables associated with Sequel, Sequel II and RSII instruments. Service and other revenue was primarily derived from product maintenance agreements sold on our installed instruments.

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

We adopted ASC 2016-02, Leases (Topic 842), (“the new leases standard” or “ASC 842”) on January 1, 2019, using the modified retrospective method. Please see “Recently Adopted Accounting Standards” in the Note 2. Summary of Significant Accounting Policies and the Leases section of Note 6. Commitments and Contingencies of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2019	2018
	(unaudited)
Revenue:
Product revenue	$18,484	$15,150	$3,334	22%
Service and other revenue	3,431	3,010	421	14%
Total revenue	21,915	18,160	3,755	21%
Cost of Revenue:
Cost of product revenue	12,188	12,250	(62)	(1%)
Cost of service and other revenue	2,813	2,718	95	3%
Total cost of revenue	15,001	14,968	33	0%
Gross profit	6,914	3,192	3,722	117%
Operating Expense:
Research and development	14,962	14,356	606	4%
Sales, general and administrative	20,066	13,506	6,560	49%
Total operating expense	35,028	27,862	7,166	26%
Operating loss	(28,114)	(24,670)	(3,444)	(14%)
Interest expense	(664)	(616)	(48)	(8%)
Other income (expense), net	(345)	242	(587)	(243%)
Net loss	$(29,123)	$(25,044)	$(4,079)	(16%)

Revenue

Total revenue for the three months ended September 30, 2019 was $21.9 million, compared to $18.2 million for the same period during 2018.

Product revenue of $18.5 million for the three months ended September 30, 2019 consisted of $11.6 million from sales of Sequel and Sequel II instruments and $6.9 million from sales of consumables, compared to total product revenue of $15.2 million for the same period during 2018, consisting of $6.3 million from sales of Sequel instruments and $8.9 million from sales of consumables. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations.  The decrease in consumable sales was driven by lower utilization of Sequel instruments as a number of customers are transitioning from Sequel to Sequel II.

Service and other revenue of $3.4 million and $3.0 million for the three months ended September 30, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to a larger number of installed instruments under service contracts.

Gross Profit

Cost of product revenue was $12.2 million for the three months ended September 30, 2019, compared to cost of product revenue of $12.3 million for the same period during 2018. Cost of service and other revenue for the three months ended September 30, 2019 was $2.8 million, compared to $2.7 million for the same period during 2018.

Gross profit for the three months ended September 30, 2019 was $6.9 million, resulting in a gross margin of 31.5%, compared to gross profit of $3.2 million, resulting in a gross margin of 17.6% for the same period during 2018. Gross margin improved for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to low margins for the three months ended September 30, 2018. Gross margin of 31.5% for the three months ended September 30, 2019 was negatively impacted by $2.8 million of product transition costs including inventory reserves taken on older consumables as new products were introduced in 2019. Gross margin of 17.6% for the three months ended September 30, 2018 was negatively impacted by $2.4 million of product transition costs including an inventory reserve taken on older consumables as new products were introduced in 2018. In addition, lower manufacturing output during the three months ended September 30, 2018 also negatively impacted gross profit as a larger portion of manufacturing fixed costs was reflected in cost of sales for the period.

Research and Development Expense

During the three months ended September 30, 2019, research and development expense increased by $0.6 million, or 4%, compared to the same period during 2018. Research and development expense included stock-based compensation expense of $1.9 million and $2.2 million during the three months ended September 30, 2019 and 2018, respectively.

Sales, General and Administrative Expense

During the three months ended September 30, 2019, sales, general and administrative expense increased by $6.6 million, or 49%, compared to the same period during 2018. The increase in sales, general and administrative expense was primarily attributable to acquisition-related legal fees of $3.6 million and an increase of $1.4 million in legal fees associated with patent litigation. Sales, general and administrative expense included stock-based compensation expense of $1.7 million and $2.3 million during the three months ended September 30, 2019 and 2018, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2019 remained flat compared to the same period during 2018. Interest expense related primarily to the debt facility entered into in February 2013. As of September 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2019	2018
		(unaudited)
Revenue:
Product revenue	$53,191	$49,917	$3,274	7%
Service and other revenue	9,770	9,183	587	6%
Total revenue	62,961	59,100	3,861	7%
Cost of Revenue:
Cost of product revenue	32,786	31,127	1,659	5%
Cost of service and other revenue	8,531	8,623	(92)	(1%)
Total cost of revenue	41,317	39,750	1,567	4%
Gross profit	21,644	19,350	2,294	12%
Operating Expense:
Research and development	45,357	46,331	(974)	(2%)
Sales, general and administrative	58,915	43,383	15,532	36%
Total operating expense	104,272	89,714	14,558	16%
Operating loss	(82,628)	(70,364)	(12,264)	(17%)
Interest expense	(1,933)	(1,795)	(138)	(8%)
Other income, net	518	396	122	31%
Net loss	$(84,043)	$(71,763)	$(12,280)	(17%)

Revenue

Total revenue for the nine months ended September 30, 2019 was $63.0 million, compared to $59.1 million for the same period during 2018. An increase in revenue associated with shipments of Sequel II instruments during the nine months ended September 30, 2019 was partially offset by a decrease in revenue associated with fewer shipments of Sequel instruments.

Product revenue of $53.2 million for the nine months ended September 30, 2019 consisted of $29.9 million from sales of Sequel and Sequel II instruments and $23.3 million from sales of consumables, compared to total product revenue of $49.9 million for the same period during 2018, consisting of $22.0 million from sales of Sequel instruments and $27.9 million from sales of consumables. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations for the nine months ended September 30, 2019. The decrease in consumable sales was driven by lower utilization of Sequel instruments as a number of customers are transitioning from Sequel to Sequel II.

Service and other revenue of $9.8 million and $9.2 million for the nine months ended September 30, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.  The increase in service and other revenue was primarily attributable to a larger number of installed instruments under service contracts

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $21.6 million, resulting in a gross margin of 34.4%, compared to gross profit of $19.4 million, resulting in a gross margin of 32.7% for the same period during 2018. The increase in gross profit of $2.2 million and gross margin of 1.7% were driven by higher service revenue with a slightly higher margin, as well as higher manufacturing output in 2019 compared with 2018.

Cost of product revenue was $32.8 million for the nine months  ended September 30, 2019, compared to cost of product revenue of $31.1 million for the same period during 2018. Cost of service and other revenue for the nine months ended September 30, 2019 was $8.5 million, compared to $8.6 million for the same period during 2018.

Research and Development Expense

During the nine months ended September 30, 2019, research and development expense decreased by $1.0 million, or 2%, compared to the same period during 2018. The decrease in research and development expense was primarily attributable to a decrease in stock-based compensation expense which resulted in lower chip development costs. Research and development expense included stock-based compensation expense of $5.8 million and $6.7 million during the nine months ended September 30, 2019 and 2018, respectively.

Sales, General and Administrative Expense

During the nine months ended September 30, 2019, sales, general and administrative expense increased by $15.5 million, or 36%, compared to the same period during 2018. The increase in sales, general and administrative expense was primarily attributable to higher legal fees including acquisition-related legal fees of $12.8 million and a  $0.9 million increase in patent litigation expenses. Sales, general and administrative expense included stock-based compensation expense of $5.3 million and $7.1 million during the nine months ended September 30, 2019 and 2018, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2019 remained flat compared to the same period during 2018. Interest expense related primarily to the debt facility entered into in February 2013.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments, excluding restricted cash, at September 30, 2019 totaled $49.2 million, compared to $102.4 million at December 31, 2018. Our net cash used for operating activities for the nine-month period ended September 30, 2019 was $60.1 million. Due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the Merger Agreement, we believe that the timely receipt of the Continuation Advances, the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to alleviate substantial doubt about our ability to meet the repayment obligation of approximately $16.0 million in aggregate principal amount of our Notes, as defined below, that mature in February 2020 and to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report on Form 10-Q.

The Merger Agreement provides for the payment to the Company of the Reverse Termination Fee in connection with a termination of the Merger Agreement by either the Company or Illumina after the End Time (as defined in the Merger Agreement) (subject to (i) the satisfaction of conditions that the Company reasonably believes to be within its control; (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (iii) the non-occurrence of specified legal restraints). However, the Company’s right to receive the Reverse Termination Fee is not conditioned on the receipt of applicable antitrust or competition law approvals. The Reverse Termination Fee will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that it will be received by the Company.

On September 25, 2019, we, Illumina and Merger Subsidiary entered into Amendment No. 1 (the “Amendment”) to the Merger Agreement. The Amendment, among other things, extends the End Time (as defined in the Merger Agreement) to December 31, 2019, subject to Illumina’s unilateral right to further extend the End Time to March 31, 2020. In addition, the Amendment provides that Illumina will make cash payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019 and we have received the October 1, 2019 and November 1, 2019 cash payments. If Illumina elects to further extend the End Time to March 31, 2020, then Illumina will make cash payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a cash payment of $22.0 million on or before February 3, 2020. We will use these payments, which are collectively referred to as the “Continuation Advances,” to fund our continuing operations.  Up to the full amount of the Continuation Advances actually paid to us are repayable without interest if (1) the Merger Agreement is terminated and (2) within two years of termination, we enter into certain change-of-control transactions with a third party (in which case the entire amount will be repayable) or raise at least $100.0 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us).

The merger is subject to certain customary closing conditions, including the receipt of certain required antitrust approvals. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given to the terms, conditions, and timing of the approvals.

If the Merger Agreement is terminated and we are unable to obtain sufficient funds pursuant to the Merger Agreement or the Amendment, or if such funds are not received on a timely basis, we will need to raise additional capital or may be unable to meet our debt repayment obligations for our outstanding Notes discussed above. If we are unable to repay our indebtedness when due and payable, debt holders could proceed against the collateral granted to them to secure such indebtedness. We have pledged substantially all of our property and interests in property, including our intellectual property, as collateral under our existing debt. For more information about the risks and uncertainties associated with the Merger, please see Risk Factors under the section titled “Risks Related to Our Business”.

To the extent we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders and we may have to repay the Continuation Advances. There can be no assurance that such additional capital will be available on favorable terms, or at all, particularly in light of restrictions under our debt agreement and the Merger Agreement. If we are unable to raise additional capital on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, including our debt payment obligations in February 2020, we may have to make significant changes to our operations including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may have to cease operations.

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

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the nine months ended September 30, 2019 and 2018 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

We used $60.1 million of cash from operating activities for the nine months ended September 30, 2019, compared to cash usage of $47.4 million for the same period in 2018.

Cash used in operating activities for the nine months ended September 30, 2019 was due primarily to a net loss of $84.0 million, offset by non-cash items such as stock-based compensation of $12.5 million and depreciation of $5.5 million. The change in net operating assets and liabilities was primarily attributed to an increase of $1.4 million in accounts receivable, partially offset by an increase of $3.0 million in accrued expenses and a decrease of $2.3 million in inventory.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We had $65.5 million of cash provided from investing activities for the nine months ended September 30, 2019, compared to cash used of $32.9 million from investing activities for the same period in 2018.

Cash provided in investing activities for the nine months ended September 30, 2019 was due primarily to net maturities of investments of $68.2 million.

Cash used in investing activities for the nine months ended September 30, 2018 was due primarily to net purchases of investments of $31.1 million.

Financing Activities

We had $8.4 million of cash provided from financing activities for the nine months ended September 30, 2019, compared to $101.9 million of cash provided from financing activities for the same period in 2018.

Cash provided by financing activities during the nine months ended September 30, 2019 was due to $8.4 million from the issuance of common stock through our equity compensation plans.

Cash provided by financing activities during the nine months ended September 30, 2018 stemmed from the net proceeds of $97.7 million from our February 2018 and September 2018 underwritten public equity follow-on offerings after deducting underwriter commissions and offering expenses, and $4.2 million from the issuance of common stock through our equity compensation plans.

Capital Resources

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On August 18, 2017, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date. However, in certain respects, the Merger Agreement currently limits our ability to issue additional securities or incur indebtedness, subject to certain limitations and exceptions, until the proposed Merger becomes effective or the Merger Agreement is terminated.

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

Debt Facility Agreement

Under the terms of our February 2013 debt agreement with Deerfield (the “Facility Agreement”), we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of September 30, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and is due in February 2020, and presented as “Notes payable, current” on the condensed consolidated balance sheet as of September 30, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the acquisition by Illumina is conditioned upon, among other things, the absence of any law or order prohibiting or restraining the acquisition or any law making the consummation of the acquisition illegal and the expiration or termination of the waiting period (and any extensions thereof) applicable to the acquisition under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”). The proposed acquisition has been notified to the FTC and is under review. In the EU, the transaction is a relevant merger situation which was notified to the Competition and Markets Authority of the United Kingdom (“CMA”) under the Enterprise Act 2002, as amended by the Enterprise and Regulatory Reform Act 2013 on April 17, 2019. On October 24, 2019, as part of its Phase 2 review, the CMA announced that it had reached the provisional view that the proposed acquisition could lead to a substantial lessening of competition. We are reviewing the CMA’s provisional findings and continue to work with Illumina to address the CMA’s concerns. This, together with ongoing review of our acquisition by the FTC, has resulted in a delay in completion of the acquisition. In addition, at any time before or after the acquisition is consummated, any of the U.S. Department of Justice, the FTC, U.S. state attorneys general, or the CMA could take action under the antitrust laws in opposition to the acquisition, including seeking to enjoin completion of the acquisition, condition completion of the acquisition upon the divestiture of assets of Illumina, us or their and our respective subsidiaries, or impose restrictions on Illumina’s post-acquisition operations. Any such requirements or restrictions may prevent or delay completion of the acquisition or may reduce the anticipated benefits of the acquisition. No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. For more information about the effects of a failure to complete the acquisition, see the risk factor below titled “The failure to complete the acquisition by Illumina could adversely affect our business”.

The failure to complete the acquisition by Illumina could adversely affect our business.

Consummation of our acquisition by Illumina is subject to several conditions beyond our control, including the ongoing reviews by the FTC and the CMA, that may prevent, delay, or otherwise adversely affect its completion. If any of these conditions are not satisfied or waived, it is possible that the acquisition will not be consummated in the expected time frame (or at all) or that the Merger Agreement may be terminated. If the proposed acquisition is not completed, the share price of our common stock may decrease to the extent that the current market price of our common stock reflects an assumption that the proposed acquisition will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $43.0 million to Illumina. Furthermore, under certain circumstances specified in the Merger Agreement and the Amendment, Illumina may be required to pay us the Reverse Termination Fee and the Continuation Advances. However, the Reverse Termination Fee and the Continuation Advances amounts will not be available in all instances in which the Merger Agreement is terminated, and no assurance can be given that such amounts will be received by us. In addition, the Reverse Termination Fee and the Continuation Advances may not be sufficient to compensate us for damages suffered by our business as a result of contractual restrictions during the pendency of the Merger or of the strategic initiatives foregone by us during the period. Also, under the Amendment, up to the full amount of the Continuation Advances actually paid to us are repayable without interest if (1) the Merger Agreement is terminated and (2) within two years of termination, we enter into certain change-of-control transactions with a third party (in which case the entire amount will be repayable) or raise at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us).

While the acquisition by Illumina is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

Pursuant to the terms of the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business. These restrictions generally require us to conduct our businesses in the ordinary course, consistent with past practice, and subject us to a variety of specified limitations, including the ability in certain cases to enter into material contracts, acquire or dispose of assets, issue additional securities, incur indebtedness or incur capital expenditures, until the proposed Merger becomes effective or the Merger Agreement is terminated. These restrictions, which are standard for a transaction of this type, may inhibit our ability to take actions outside of the ordinary course of our business that are inconsistent with our past practice but which we may consider advantageous and limit our ability to respond to future business opportunities and industry developments that may arise during such period. The pendency of the acquisition may also divert management’s attention and our resources from ongoing business and operations. Our customers, employees, partners and other parties may have uncertainties about the effects of the acquisition. In connection with the proposed acquisition, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the proposed acquisition. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings, cash flows and other business results and our financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the proposed acquisition is completed. In addition, whether or not the acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the acquisition, which may materially and adversely affect our financial condition.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to the new SMRT Cell 8M and Sequel II System. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, due to our continued losses and operating cash needs as well as significant legal expenses we have incurred and continue to incur in connection with the Merger, we believe the Continuation Advances or the Reverse Termination Fee or other remedies we may receive if the Merger Agreement is terminated under certain circumstances will be necessary to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report.  If the Merger Agreement is terminated under certain circumstances and we do not receive the Reverse Termination Fee on a timely basis, we will need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. Also, under the Amendment, up to the full amount of the Continuation Advances actually paid to us are repayable without interest if (1) the Merger Agreement is terminated and (2) within two years of termination, we enter into certain change-of-control transactions with a third party (in which case the entire amount will be repayable) or raise at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us). If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts and launching of new products, operations or to increase or maintain the level of our research and development activities.

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

There are also several companies that are in the process of developing or have already developed and commercialized new, competing or potentially competing technologies, products and/or services, including ONT Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement in the U.S. District Court for the District of Delaware and, previously, with the U.S. International Trade Commission, in the High Court of England and Wales and in the District Court of Mannheim, Germany. ONT Ltd. previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement, and its subsidiary, ONT Inc., has filed counterclaims against us in the U.S. District Court for the District of Delaware seeking declaratory judgements of non-infringement, invalidity and unenforceability of the asserted patents, as well as antitrust, false advertising and unfair competition counterclaims that were subsequently dismissed by the Court. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the nine months ended September 30, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 14% and 28% of our total revenue, respectively. Gene Company Limited is our distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

•

Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, and other laws and regulations relating to privacy and data protection including the European Union’s new GDPR, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; the CCPA has been amended on multiple occasions, but without substantial modification of its fundamental obligations. When the CCPA’s obligations become effective, we may be required, among other things, to make certain enhanced disclosures related to California residents regarding our use or disclosure of their personal information, allow California residents to opt-out of certain uses and disclosures of their personal information without penalty, provide Californians with other choices related to personal data in our possession, and obtain opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General would be able to seek substantial monetary penalties and injunctive relief in the event of our non-compliance with the CCPA after its effective date. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it;

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT and other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT has requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. Additionally, as a result of these challenges, our patents or pending patent applications may be determined to be unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings in these proceedings may negatively impact the scope of our intellectual property protection for our products and technology, and may materially and adversely affect our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters in the United States with ONT and with PGI, and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. and Harvard University previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and PGI has filed claims against us in the U.S. District court for the District of Delaware. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products and services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
2.1	Amendment No. 1 to Agreement and Plan of Merger dated as of November 1, 2018	8-K	10.1	September 26, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 7, 2019	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer