Form 10-K
period 2019-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2020-02-28
CIK 1299130

 K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2019, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $855,320,000.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of January 31,  2020:  153,135,470

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be held on June 18, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  Discussions under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to, statements relating to cash payments to be received from Illumina, Inc (“Illumina”) and the use and sufficiency of such payments, the attributes and sequencing advantages of SMRT® technology, our current and future products, market opportunities, strategic and commercial plans, including strategy for our business and related financing, expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products, manufacturing plans including developing and scaling of manufacturing and delivery of our products, research and development plans, product development including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies, updates or improvements of our products, intentions regarding seeking regulatory approval for our products, competition, expectations regarding unrecognized income tax benefits,  expectations regarding the impact of an increase in market rates on the value of our investment portfolio, expectations regarding probability of repaying the Reverse Termination Fee and Continuation Advances to Illumina,  the sufficiency of cash, cash equivalents and investments to fund projected operating requirements, the effects of recent accounting pronouncements on our financial statements and other future events. Such statements may be signified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1.  BUSINESS

Termination of Merger with Illumina

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Merger Subsidiary”). We, Illumina and Merger Subsidiary entered into Amendment No. 1 to the Merger Agreement  (the “Amendment”) on September 25, 2019. The Amendment, among other things, extended the End Time (as defined in the Merger Agreement) to December 31, 2019. Additionally, Illumina had until December 18, 2019 to exercise its unilateral right to extend the End Time to March 31, 2020.  In addition, the Amendment provided that Illumina would make payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019. If Illumina elected to further extend the End Time to March 31, 2020, then, except under limited situations, Illumina would be required to make payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a payment of $22.0 million on or before February 3, 2020. We refer to all of these payments, whether received or for which we are entitled, as “Continuation Advances”. In accordance with the terms of the Merger Agreement, we received Continuation Advances totaling $18.0 million from Illumina during the fourth quarter of 2019.

On December 17, 2019, the U.S. Federal Trade Commission publicly announced that it had authorized legal action to block the Merger.

On December 18, 2019, we received written notice from Illumina pursuant to which Illumina exercised its right to extend the End Time to March 31, 2020.

On January 2, 2020, we, Illumina and Merger Subsidiary entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). As part of the Termination Agreement, Illumina paid us a $98.0 million termination fee (the “Reverse Termination Fee”), from which we expect to pay our financial advisor associated fees of approximately $10 million. In addition, Illumina paid us the additional Continuation Advances of $6 million in January 2020 and $22 million in February 2020 and is scheduled to make a final Continuation Advance to us of $6 million in March 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee.

In addition, up to the $52.0 million of the Continuation Advances that we receive are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.  Refer to “Note 3. Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K for accounting considerations relating to the Continuation Advances received.

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

Our current products include the Sequel II instrument and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously.

Our customers and our scientific collaborators have published numerous peer-reviewed articles in journals including Nature, Science, Cell, PNAS and The New England Journal of Medicine highlighting the power and applications of SMRT sequencing in projects such as finishing genomes, structural variation discovery, isoform transcriptome characterization, rare mutation discovery and the identification of chemical modifications of DNA related to virulence and pathogenicity. Our research and development efforts are focused on developing new products and further improving our existing products including continuing chemistry and sample preparation improvements to increase throughput and expand our supported applications.  By providing access to genetic information that was previously inaccessible, we enable scientists to confidently increase their understanding of biological systems.

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

Recent advances in our understanding of biological complexity have highlighted the need for advanced tools such as the PacBio® RS II System, the Sequel® System, and the Sequel II System to study DNA, RNA and proteins. In the field of nucleic acid sequencing, incremental technological advances have provided novel insights into the structure and function of the genome. Despite these advances, scientists have not been able to fully characterize the human genome and the genomes of other living organisms because of inherent limitations in these tools.

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

The PacBio Solution — Single Molecule, Real-Time Technology

We have developed our SMRT technology, which enables single molecule, real-time detection of biological processes, to address many of the limitations of previous sequencing technologies.  By providing long read lengths, elimination of the dependence on amplification during sample preparation (which can result in amplification bias), very high consensus accuracy, and the ability to detect DNA base modifications, PacBio’s systems can provide more comprehensive and higher quality information of DNA and RNA sequence as well as epigenetic regulation and DNA damage.

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

•	The SMRT Cell
•	Phospholinked nucleotides
•	The PacBio RS II, Sequel, and Sequel II instruments

The SMRT Cell

One of the fundamental challenges with observing a single DNA polymerase molecule working in real time is the ability to detect the incorporation of a single nucleotide, taken from a large pool of potential nucleotides, during DNA synthesis. To resolve this problem, we utilize our nanoscale innovation, the zero-mode waveguide, or ZMW.

The ZMWs in our SMRT Cells consist of holes in an opaque layer, measuring only tens of nanometers in diameter forming nanoscale wells. The small size of the ZMW causes the intensity of visible laser light, which has a wavelength of approximately 600nm, to decay exponentially in the ZMW. Therefore, laser light shined into the ZMW from below is blocked from reaching the sequencing solution above the ZMW, providing selective illumination of only the bottom portion of the nanoscale well. DNA polymerases are anchored to the bottom of the glass surface of the nanoscale wells using proprietary techniques. Nucleotides, each type labeled with a different colored fluorophore, are then flooded above an array of ZMWs at the required concentration. When the labeled nucleotides diffuse into the bottom portion of the nanoscale wells, which contain the anchored DNA polymerases, their fluorescence can be monitored. When the correct nucleotide is detected by the polymerase, it is incorporated into the growing DNA strand in a process that takes milliseconds in contrast to simple diffusion which takes microseconds. This difference in time results in higher signal intensity for incorporated versus unincorporated nucleotides, which creates a high signal-to-noise ratio. Thus, the ZMW provides the ability to detect a single incorporation event against the background of fluorescently labeled nucleotides at biologically relevant concentrations. Our DNA sequencing is performed on proprietary SMRT Cells, each having an array of ZMWs. The SMRT Cells for the PacBio RS II System each contain approximately 150,000 ZMWs, the SMRT Cells for the Sequel System each contain approximately one million ZMWs, and the SMRT Cells for the Sequel II System contain approximately eight million ZMWs. Each ZMW is capable of containing a DNA polymerase molecule bound to a single DNA template.  Currently, our immobilization process randomly distributes polymerases into ZMWs across the SMRT Cell, typically resulting in approximately one-third to two-thirds of the ZMWs having a single template.

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

The PacBio RS II, Sequel, and Sequel II Instruments

The PacBio RS II, Sequel, and Sequel II instruments conduct, monitor, and analyze single molecule biochemical reactions in real time. We no longer manufacture the PacBio RS II instrument; however, we continue to service and support installed PacBio RS II instruments. The instruments use extremely sensitive imaging systems to collect the light pulses emitted by fluorescent reagents allowing the observation of biological processes. Computer algorithms are used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G or T base call with associated quality metrics. Once sequencing is started, the real-time data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values, or QVs. To generate a consensus sequence from the data, an assembly process assembles the different fragments from each ZMW based on common sequences.

SMRT Sequencing Advantages

Sequencing based on our SMRT technology offers the following key benefits:

•	Longer read lengths

SMRT technology has been demonstrated to produce read lengths that are significantly longer than those of previous sequencing technologies. Using the continuous long read (CLR) sequencing mode on the Sequel II System, users can generate read lengths up to 175,000 base pairs with up to half their data from read lengths greater than 50,000 base pairs. Long read lengths are an important factor in enabling a comprehensive view of the genome, as they can reveal multiple types of genetic variation such as structural variants.

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

•	High single molecule accuracy

SMRT technology can also achieve very high accuracy on long, individual DNA fragments using PacBio’s Circular Consensus Sequencing method, whereby the same DNA fragment is repetitively read to overcome random errors that can occur on each pass. This proprietary method of producing what PacBio calls “HiFi reads” differentiates PacBio sequencing from other long-read technologies.  Users who generate HiFi reads with PacBio systems can sequence single molecule DNA fragments up to 20,000 base pairs in length with an average accuracy of 99.9%.

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

The ability to observe the activity of a DNA polymerase in real time enables the PacBio RS II, Sequel, and Sequel II Systems to collect, measure and assess the dynamics and timing of nucleotides being added to a growing DNA strand, referred to as kinetics. It is well established in the scientific community that chemical modification of DNA such as the addition of a methyl group, known as methylation, can alter the biological activity of the affected nucleotide. The PacBio RS II, Sequel, and Sequel II Systems detect changes in kinetics automatically by capturing and recording changes in the duration of, and time period between, each of the fluorescent pulses during a typical sequencing analysis. Integrated software can then translate these kinetic signatures into uniquely characterized modified bases such as 6-mA, 4-mC and 5-mC. Other sequencing systems, which rely on a sample preparation amplification step or are limited by signal resolution, are unable to directly measure this type of kinetic data.

•	Flexibility

Our sequencing systems have the ability to scale the throughput and cost of sequencing across a range of small to large projects. They can be used with a variety of sample types and can output a range of DNA lengths.

Our Products

We entered the market with our first commercial product, the PacBio RS System, during the second quarter of 2011 and launched the higher performance PacBio RS II System during the second quarter of 2013. In September 2015, we announced the Sequel System, which is based on the same underlying SMRT technology as the PacBio RS II System but can achieve up to approximately seven times the throughput using the SMRT Cell 1M chip. In April 2019, we introduced the Sequel II System, which can achieve approximately eight times the throughput of the Sequel System, utilizing our new SMRT Cell 8M chip. Coupled with chemistry and software improvements for the Sequel II System released during the fourth quarter of 2019, customers commonly generate up to 15 times as much throughput on Sequel II Systems, compared with the throughput generated on Sequel systems. Our sequencing systems provide access to a wide range of applications and are designed for expandable improvements to performance capability and new application capabilities through chemistry and software enhancements without necessitating changes to instrument hardware.

PacBio’s Systems

The PacBio RS II, Sequel, and Sequel II Systems conduct, monitor, and analyze biochemical sequencing reactions. The PacBio systems are integrated units that include high performance optics, automated liquid handling, a touchscreen control interface and computational hardware and software. Each instrument’s high performance optics monitor the ZMWs in a SMRT Cell in real time. The automated liquid handling system performs reagent mixing and prepares SMRT Cells. Each instrument’s touchscreen control interface is the user’s primary control center to design and monitor experiments.  The computational hardware and software in each instrument is responsible for processing the sequencing data produced by the SMRT Cells. The PacBio RS II, Sequel, and Sequel II Systems have been designed to allow for performance improvements to be easily integrated into the systems. We no longer manufacture the PacBio RS II instrument; however, we continue to service and support installed PacBio RS II instruments.

Consumables

Customers must purchase proprietary consumable products to run the PacBio RS II, Sequel, or Sequel II System. Our consumable products include our proprietary SMRT Cells and reagent kits. One SMRT Cell is consumed per sequencing reaction, and scientists can choose the number of SMRT Cells they use per experiment. For the PacBio RS II instrument, eight SMRT Cells containing approximately 150,000 ZMWs each are individually and hermetically sealed then packaged together into a streamlined 8Pac format.  Sequel System customers purchase a similarly packaged, four SMRT Cell format with approximately one million ZMWs each. The Sequel II System also uses a similarly packaged, four SMRT Cell format with approximately eight million ZMWs each.

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

Customers

Our customers include research institutions, commercial laboratories, genome centers, clinical, government and academic institutions, genomics service providers, pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using PacBio sequencing systems in their own research labs, or they will send their genetic samples to third party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn or other crops. For the years ended December 31, 2019, 2018 and 2017, one customer, Gene Company Limited, our primary distributor for China and Hong Kong, accounted for approximately 17%, 26% and 31% of our total revenue, respectively.

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

We currently sell our products to a number of customers outside the United States, including customers in other areas of North America, Europe, Middle East, Africa, Asia Pacific and South America. Revenue from customers outside the United States totaled $48.1 million, or 53% of our total revenue during fiscal 2019, compared to $44.7 million, or 57% of our total revenue during fiscal 2018, and $54.3 million, or 58% of our total revenue, during fiscal 2017.

Backlog

As of December 31, 2019, our instrument backlog was approximately $6.6 million, compared to $4.6 million as of December 31, 2018. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2020; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

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

As of December 31, 2019, we own or hold exclusive licenses to 321 issued U.S. patents, 80 pending U.S. patent applications, 218 granted foreign patents and 69 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2020 and 2037.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

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

We are involved in legal proceedings for patent infringement with Oxford Nanopore Technologies Ltd. (“ONT Ltd.”) and Oxford Nanopore Technologies, Inc. (“ONT Inc.”) in the United States. Please see Item 3 “Legal Proceedings” for additional information.

Other Sequencing Solutions

There are a significant number of companies offering nucleic acid sequencing equipment or consumables. These include, but are not limited to, Illumina, Thermo Fisher Scientific Inc. (“Thermo”), ONT Ltd., Roche, and Qiagen N.V. (“Qiagen”). Many of these companies currently have greater financial, technical, research and/or other resources than we do. They also have larger and more established manufacturing capabilities and marketing, sales and support functions. We expect the competition to intensify within the overall nucleic acid sequencing market as there are also several companies developing new sequencing technologies, products and/or services.  Increased competition may result in pricing pressures, which could harm our sales, profitability or share of supply.

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

Employees

As of December 31, 2019, we had 404 full-time employees. Of these employees, 155 were in research and development, 102 were in operations and service, 92 were in marketing, sales and customer support, and 55 were in general and administration. With the exception of our field-based sales, marketing and service teams, substantially all of our employees are located at our headquarters in Menlo Park, California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects.  Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, subsequently, we announced the commercial launch of the Sequel II System in April 2019. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products;
•	drive adoption of our current and future products, including the Sequel II System;
•	attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
•	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;
•	grow our share by marketing and selling our products for new and additional applications;
•

maintain and develop strategic relationships with vendors, manufacturers and other industry partners to acquire necessary materials for the production of, and to develop, manufacture and commercialize, our existing or future products;

•	adapt or scale our manufacturing activities to meet performance specifications and potential demand at a reasonable cost;
•	avoid infringement and misappropriation of third-party intellectual property;
•	obtain and maintain any necessary licenses to third-party intellectual property on commercially reasonable terms;
•	obtain valid and enforceable patents that give us a competitive advantage or enforce existing patents;
•	protect our proprietary technology; and
•	attract, retain and motivate qualified personnel.

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products, may be heightened by the termination of our Merger Agreement with Illumina. In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to the new SMRT Cell 8M and Sequel II System. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, due to our continued losses and operating cash needs as well as significant legal expenses we have incurred in connection with the Merger, we believe the Continuation Advances and the Reverse Termination Fee, which are both repayable in certain circumstances, are necessary to fund our projected operating requirements for at least twelve months from the date of filing of this Annual Report.  We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts and launching of new products, operations or to increase or maintain the level of our research and development activities.

Additional funds may not be available on terms acceptable to us or at all, particularly in light of restrictions under the Termination Agreement. We have incurred and may further incur additional debt. Debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we raise additional funds through the sale of our common stock, continued downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price, and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of, or eliminating some or all of, our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

We may need to repay the Reverse Termination Fee and Continuation Advances to Illumina.

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, the Company enters into a definitive agreement providing for, or consummates, a Change of Control Transaction (as defined in the Termination Agreement), then the Company will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then the Company will not be required to repay the Reverse Termination Fee. In addition, up to the full amount of the Continuation Advances actually paid to the Company are repayable without interest to Illumina if, within two years of March 31, 2020, the Company enters into a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by the Company). If we are required to repay the Reverse Termination or the Continuation Advances, we may not be able to fund our projected operating requirements for at least twelve months from the date of filing of this Annual Report. In addition, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the new SMRT Cell 8M and Sequel II System and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the new SMRT Cell 8M, reagents and Sequel II System, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the new SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel System, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the new SMRT Cell 8M for the Sequel II System. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues, including unanticipated delays and other issues in connection with our transition to the high-volume manufacturer. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

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

Our terminated merger with Illumina has affected and may in the future, materially and adversely affect our results of operations and stock price.

On January 2, 2020, the Company, Illumina and Merger Subsidiary terminated the Merger Agreement. Although difficult to quantify, we believe that the terminated Merger with Illumina has affected and may, in the future, materially and adversely affect our results of operations, due to the following:

•	the restrictions in the Merger Agreement that limited our ability to take certain actions while the Merger Agreement was in effect;
•	continued liability for certain transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger;
•	diverted management attention;
•	disruption of our business, including our relationships with our customers, employees, partners and other parties, due to uncertainty over when or if the Merger would be completed; and
•	other uncertainties that have impaired our ability to retain, recruit and motivate key personnel.

The occurrence, continuation or exacerbation of any of these events individually or in combination could materially and adversely affect our results of operations.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

We have significant international sales and operations and face risks related to health epidemics that could adversely affect our revenue and operations.

Our business could be adversely impacted by the effects of the coronavirus or other epidemics, particularly since we have experienced an increasing concentration of sales in the Asia-Pacific region. For example, for the fiscal year ended December 31, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 17% and 26% of our total revenue, respectively. The recent coronavirus outbreak, which was first identified in Wuhan, China, has negatively impacted our revenue and may negatively impact our revenue in the future. With respect to our customers in China that are experiencing closures, the inability to receive or accept shipment of orders for our products on a timely basis, or at all, and the delay or cancellation of orders for our products, has negatively affected and may negatively affect in the future our operations and revenues. Our manufacturing partners and suppliers could also be disrupted by conditions related to the coronavirus or other epidemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is significant uncertainty relating to the potential effect of the coronavirus on our business. Infections may become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time and to other locations, all of which would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products which could have a material adverse effect on our business, operating results and financial condition.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to the coronavirus or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business could be materially harmed.

We may be unable to consistently manufacture our instruments and consumable kits, including SMRT Cells, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells and reagents involves a long and complex manufacturing process, has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells and other products, inadequate reserves for inventory, or other issues. There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result is us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect, on our business, financial condition and results of operations.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina, BGI Genomics, Thermo, ONT Ltd., Roche, and Qiagen. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the fiscal year ended December 31, 2019 and 2018, one of our customers, Gene Company Limited, accounted for approximately 17% and 26% of our total revenue, respectively. Gene Company Limited is our primary distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could harm our financial condition and results of operations.

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

Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future, combined with our existing indebtedness, could:

•	make it more difficult for us to satisfy our obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;
•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness;
•	increase the volatility of the price of our common stock;
•	limit our flexibility to react to changes in our business and the industry in which we operate;
•	place us at a disadvantage to other companies that offer nucleic acid sequencing equipment or consumables and that have less or no indebtedness; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs by the U.S. government on various imports from China, Canada, Mexico and the EU and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;

•	deterioration of political relations between the U.S. and China, Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;
•

changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the United Kingdom from the European Union;

•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;
•	fluctuations in currency exchange rates and the related effect on our results of operations;
•	increased financial accounting and reporting burdens and complexities;
•	disruptions to global trade due to disease outbreaks;
•	potential increases on tariffs or restrictions on trade generally; and
•

significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the EU General Data Protection Regulation (“GDPR”) which took effect in the European Union in 2018.

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. In September 2018, the U.S. Trade Representative (the “USTR”) enacted a tariff of 10% on the import of other Chinese products, including non-U.S. components and materials that may be used in our products. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. These tariffs could raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Although the United States and China signed an interim trade agreement in January 2020, the parties are continuing to negotiate a trade agreement. Therefore, it is possible further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

If we fail to comply with healthcare and other governmental laws and regulations, we could face substantial penalties and our business, results of operations and financial condition could be adversely affected.

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

•

Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, and other laws and regulations relating to privacy and data protection including the European Union’s GDPR, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which requires enhanced disclosures related to California residents regarding the use or disclosure of their personal information, allows California residents to opt-out of certain uses and disclosures of their personal information without penalty, provides Californians with other choices related to personal data in our possession, and requires obtaining opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may, once enforcement commences on July 1, 2020, seek substantial monetary penalties and injunctive relief in the event of non-compliance with the CCPA after it became operative on January 1, 2020. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it;

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, or breached due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing user names, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

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

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. However, up to the full amount of the Continuation Advances actually paid to the Company are repayable without interest to Illumina if, within two years of March 31, 2020, the Company raises at least $100 million in equity financing in a single transaction (with the amount repayable dependent on the amount raised by the Company). Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2019, we lease approximately 180,000 square feet in Menlo Park, California, where we house our headquarters, research and development, service and support functions, and our in-house manufacturing operations. We also lease a sales office facility in Singapore, and engineering support facilities in Allen, Texas.

 We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.LEGAL PROCEEDINGS

Please see “Note 7. Commitments and Contingencies”, subsection titled “Legal Proceedings”, in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PACB.”

Holders of Record

As of January 31, 2020, there were approximately 28  stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

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

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Pacific Biosciences, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Pacific Biosciences, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

None.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except per share amounts)
Total revenue (1)	$90,891	$78,626	$93,468	$90,714	$92,782
Total cost of revenue	56,315	53,530	58,809	46,554	39,332
Gross profit	34,576	25,096	34,659	44,160	53,450
Gain from lease amendments (2)	—	—	—	—	(23,043)
Total operating expense	135,121	126,083	124,443	115,404	82,584
Operating loss	(100,545)	(100,987)	(89,784)	(71,244)	(29,134)
Gain from Continuation Advances from Illumina (3)	18,000	—	—	—	—
Net loss	$(84,134)	$(102,562)	$(92,189)	$(74,375)	$(31,696)
Net loss per share:
Basic and diluted net loss per share	$(0.55)	$(0.76)	$(0.87)	$(0.83)	$(0.42)
Shares used in computing basic and diluted net loss per share (4)	152,527	135,094	105,682	89,148	75,614

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and investments	$49,099	$102,354	$62,872	$71,978	$82,270
Working capital	31,893	104,775	72,984	75,237	72,363
Total assets	147,985	170,275	144,084	137,884	131,107
Total liabilities	93,068	56,214	57,981	53,216	57,567
Total stockholders' equity	$54,917	$114,061	$86,103	$84,668	$73,540

(1)

During 2013, we entered into the Roche Agreement and received a non-refundable up-front payment of $35.0 million. Revenue for the year ended December 31, 2015 consists of four quarterly periods of amortization of $3.6 million, reflecting the increased certainty of the development time period. Revenue for the year ended December 31, 2016 included amortization of $3.6 million of the upfront Roche payment for each of the first three quarters of 2016, plus amortization of $1.3 million for the fourth quarter of 2016 upon our receipt of notice on December 2016 that Roche had elected to terminate the Roche Agreement, which became effective on February 10, 2017. In addition, we achieved the second and third (final) development milestones under the Roche Agreement and recognized the related $10.0 million and $20.0 million, respectively, as contractual revenue during the year ended December 31, 2015.

(2)

Comprised of one-time gain of $23.0 million associated with the lease amendment agreements with our prior landlord, which amended the terms and conditions of certain of our existing Menlo Park facility real property leases.

(3)

In accordance with the terms of the Merger Agreement,  during the fourth quarter of 2019 we received cash payments totaling $18.0 million from Illumina,  which we reflected as a part of other income for the year ended December 31, 2019. Please see “Note 2.  Termination of Merger with Illumina” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(4)

From 2012 to 2017, we established various “at-the-market” offerings pursuant to which we could offer and sell shares of our common stock. Our first sales through our “at-the-market” offering occurred in 2013 and as of December 31, 2017, we have sold a total of 27.8 million shares of our common stock at an average price of $5.83, for total net proceeds of $157.1 million. We terminated the “at-the-market” offering in June 2017. Subsequently, in June 2017, we issued and sold a total of 17.7 million shares of our common stock at a price to the public of $3.10 per share in an underwritten public offering. We paid a commission equal to 4% of the gross proceeds from the sale of shares of our common stock under the underwriting agreement. The total net proceeds to us from the offering, after deducting the underwriting commission and offering expenses, were approximately $52.5 million. Additionally, for the year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with a weighted average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million. Please see “Note 9. Stockholders’ Equity” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Termination of Merger with Illumina

On November 1, 2018, we entered into a Merger Agreement with Illumina and FC Ops Corp.  We, Illumina and Merger Subsidiary entered into the Amendment on September 25, 2019. The Amendment, among other things, extended the End Time (as defined in the Merger Agreement) to December 31, 2019. Additionally, Illumina had until December 18, 2019 to exercise its unilateral right to extend the End Time to March 31, 2020.  In addition, the Amendment provided that Illumina would make payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019. If Illumina elected to further extend the End Time to March 31, 2020, then, except under limited situations, Illumina would be required to make payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a payment of $22.0 million on or before February 3, 2020. We refer to all of these payments, whether received or for which we are entitled, as “Continuation Advances”. In accordance with the terms of the Merger Agreement, we received Continuation Advances totaling $18.0 million from Illumina during the fourth quarter of 2019.

On December 17, 2019, the U.S. Federal Trade Commission publicly announced that it had authorized legal action to block the Merger.

On December 18, 2019, we received written notice from Illumina pursuant to which Illumina exercised its right to extend the End Time to March 31, 2020.

On January 2, 2020, we, Illumina and Merger Subsidiary entered into the Termination Agreement. As part of our agreement to terminate the Merger Agreement, Illumina subsequently paid us the Reverse Termination Fee, from which we expect to pay our financial advisor associated fees of approximately $10 million. In addition, Illumina paid us the additional Continuation Advances of $6 million in January 2020 and $22 million in February 2020 and is scheduled to make a final Continuation Advance to us of $6 million in March 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee.

In addition, up to the full amount of the Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

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

Our current products include the Sequel II instrument and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously.

Our customers and our scientific collaborators have published numerous peer-reviewed articles in journals including Nature, Science, Cell, PNAS and The New England Journal of Medicine highlighting the power and applications of SMRT sequencing in projects such as finishing genomes, structural variation discovery, isoform transcriptome characterization, rare mutation discovery and the identification of chemical modifications of DNA related to virulence and pathogenicity. Our research and development efforts are focused on developing new products and further improving our existing products including continuing chemistry and sample preparation improvements to increase throughput and expand our supported applications.  By providing access to genetic information that was previously inaccessible, we enable scientists to confidently increase their understanding of biological systems.

Cash Position

Cash, cash equivalents and investments, excluding restricted cash, at December 31, 2019 totaled $49.1 million, compared to $102.4 million at December 31, 2018.

For year ended December 31, 2018, we issued 30.6 million shares of our common stock through our two underwritten public offerings with an average offering price of $3.38 per share. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $97.5 million.

On November 1, 2018, we entered into the Merger Agreement with Illumina. In accordance with the terms of the Merger Agreement, we received cash payments totaling $18.0 million from Illumina during the fourth quarter of 2019. Please refer to the section titled “Termination of Merger with Illumina” above for additional cash considerations relating to the terminated merger with Illumina.

We may raise additional capital in the future. To the extent that we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under the Termination Agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

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

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price (“SSP”). The SSP is determined based on observable prices at which we separately sell the products and services. If a SSP is not directly observable, then we will estimate the SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities consist of deferred revenue. We record deferred revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as we are standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation.

As of December 31, 2019, we had a total of $0.6 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as such costs are incurred if the amortization period would have been a year or less.

Contract assets as of December 31, 2019 and December 31, 2018 were not material.

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

Operating Leases

We lease administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. On January 1, 2019, we adopted ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. Prior to that, we recorded tenant improvement allowances as deferred rent liabilities and amortized the deferred rent over the term of the lease to rent expense on the statements of operations and comprehensive loss.

Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the consolidated balance sheets.

Recent Accounting Pronouncements

Please see “Note 3. Summary of Significant Accounting Policies”, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$77,742	$66,355	$11,387	17%
Service and other revenue	13,149	12,271	878	7%
Total revenue	90,891	78,626	12,265	16%
Cost of Revenue:
Cost of product revenue	44,771	42,053	2,718	6%
Cost of service and other revenue	11,544	11,477	67	1%
Total cost of revenue	56,315	53,530	2,785	5%
Gross profit	34,576	25,096	9,480	38%
Operating Expense:
Research and development	59,630	62,594	(2,964)	(5%)
Sales, general and administrative	75,491	63,489	12,002	19%
Total operating expense	135,121	126,083	9,038	7%
Operating loss	(100,545)	(100,987)	442	0%
Gain from Continuation Advances from Illumina	18,000	—
Interest expense	(2,611)	(2,423)	(188)	(8%)
Other income, net	1,022	848	174	21%
Net loss	$(84,134)	$(102,562)	$18,428	18%

Revenue

Total revenue for the year ended December 31, 2019 was $90.9 million compared to $78.6 million for 2018.  An increase in revenue associated with shipments of Sequel II instruments for the year ended December 31, 2019 was partially offset by a decrease in revenue associated with fewer shipments of Sequel instruments.

Product revenue for the year ended December 31, 2019 consisted of $45.1 million from sales of Sequel and Sequel II instruments and $32.6 million from sales of consumables, for total product revenues of $77.7 million, compared to $28.5 million from sales of sales of Sequel instruments and $37.9 million from sales of consumables, for total product revenue of $66.4 million for the year ended December 31, 2018.  The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations for the year ended December 31, 2019. The decrease in consumable sales was driven by lower utilization of Sequel instruments as a number of customers are transitioning from Sequel to Sequel II.

Service and other revenue of $13.1 million and $12.3 million for the year ended December 31, 2019 and 2018, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.  The increase in service and other revenue was primarily attributable to a larger number of installed instruments under service contracts.

Gross Profit

Gross profit for the year ended December 31, 2019 was $34.6 million, resulting in a gross margin of 38.0%, compared to gross profit of $25.1 million, resulting in a gross margin of 31.9% for 2018. The increase in gross profit of $9.5 million was driven by higher revenue with higher margin.

Cost of product revenue was $44.8 million for the year ended December 31, 2019, compared to cost of product revenue of $42.1 million for 2018. Cost of service and other revenue remained flat at $11.5 million from 2018 to 2019.

Research and Development Expense

For the year ended December 31, 2019, research and development expense decreased by $3.0 million, or 5%, compared to 2018. The decrease in research and development expense was primarily attributable to a decrease in stock-based compensation expense. Research and development expense included stock-based compensation expense of $7.7 million and $10.1 million for the year ended December 31, 2019 and 2018, respectively.

Sales, General and Administrative Expense

For the year ended December 31, 2019, sales, general and administrative expense increased by $12.0 million, or 19%, compared to 2018. The increase in sales, general and administrative expense was primarily attributable to higher legal and professional fees related to the terminated merger, partially offset by a decrease in stock-based compensation expense. Legal and professional fees related to the terminated merger were approximately $14.1 million in 2019, compared with approximately $4.7 million in 2018.  Sales, general and administrative expense included stock-based compensation expense of $6.8 million and $10.0 million for the year ended December 31, 2019 and 2018, respectively.

Gain from Continuation Advances from Illumina

In accordance with the terms of the Merger Agreement,  during the fourth quarter of 2019 we received Continuation Advances totaling $18.0 million from Illumina, which are recorded as part of other income.

On January 2, 2020, we and Illumina mutually agreed to terminate the Merger Agreement. As part of our agreement to terminate the Merger Agreement and as previously agreed to pursuant to the terms of the Merger Agreement, Illumina paid us Continuation Advances of $6 million in January 2020 and $22 million in February 2020 and is scheduled to make the last Continuation Advance to us of $6 million in March 2020.

Interest Expense

Interest expense for the year ended December 31, 2019 remained flat compared to 2018. Interest expense related primarily to the debt agreement with Deerfield entered into in February 2013 (the “Facility Agreement”) which matured and was terminated in February 2020.

Comparison of the Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$66,355	$80,030	$(13,675)	(17%)
Service and other revenue	12,271	13,438	(1,167)	(9%)
Total revenue	78,626	93,468	(14,842)	(16%)
Cost of Revenue:
Cost of product revenue	42,053	42,900	(847)	(2%)
Cost of service and other revenue	11,477	15,909	(4,432)	(28%)
Total cost of revenue	53,530	58,809	(5,279)	(9%)
Gross profit	25,096	34,659	(9,563)	(28%)
Operating Expense:
Research and development	62,594	65,324	(2,730)	(4%)
Sales, general and administrative	63,489	59,119	4,370	7%
Total operating expense	126,083	124,443	1,640	1%
Operating loss	(100,987)	(89,784)	(11,203)	(12%)
Interest expense	(2,423)	(2,921)	498	17%
Other income, net	848	516	332	64%
Net loss	$(102,562)	$(92,189)	$(10,373)	(11%)

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

Interest Expense

Interest expense for the year ended December 31, 2018 decreased by $0.5 million compared to the year ended December 31, 2017. Interest expense related primarily to the Facility Agreement. In June 2017, we repaid $4.5 million out of the original $20.5 million debt facility.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at December 31, 2019 totaled $49.1 million, compared to $102.4 million at December 31, 2018. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of the Annual Report on Form 10-K for the year ended December 31, 2019; however, we may raise additional capital in the future. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2020, which includes various assumptions regarding demand for our products. Generally, we expect demand for our products to increase.

On January 2, 2020, we and Illumina mutually agreed to terminate the Merger Agreement. As part of the Termination Agreement, Illumina paid us the Reverse Termination Fee from which we expect to pay our financial advisor associated fees of approximately $10 million. In addition, Illumina paid us the additional Continuation Advances  of $6.0 million in January 2020 and $22.0 million in February 2020 and is scheduled to make the last Continuation Advance payment to us of $6.0 million in March 2020. Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. In addition, up to $52.0 million of the Continuation Advances that we receive are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (may have multiple closings), with the amount repayable dependent on the amount raised by us. If we are required to repay the Termination Fee or the Continuation Advances, we may not be able to fund our projected operating requirements for at least twelve months from the date of filing this Annual Report.

Factors that may affect our capital needs include, but are not limited to, whether we will have to repay the Reverse Termination Fee or Continuation Advances; the pace of adoption of our products which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs, service costs, the impact of product quality, litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; and other factors.

To the extent that we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under the Termination Agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities.  If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of, or eliminating some or all of, our development programs.  We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities. The net cash used for the years ended December 31, 2019, 2018 and 2017 primarily reflected the net loss for those periods, partially offset by non-cash operating expenses including depreciation and stock-based compensation, as well as changes in working capital.

In 2019, cash used in operating activities was $78.3 million, reflecting a net loss of $84.1 million, adjusted for non-cash items such as stock-based compensation of $16.4 million and depreciation of $7.3 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $3.9 million in inventory, partially offset by an increase of $6.7 million in accounts receivable.

In 2018, cash used in operating activities was $66.4 million, reflecting a net loss of $102.6 million, adjusted for non-cash items such as stock-based compensation of $23.2 million and depreciation of $7.2 million. The change in net operating assets and liabilities was primarily attributed to a decrease of $4.8 million in accounts receivable, a decrease of $3.6 million in inventory, partially offset by a decrease of $2.2 million in accounts payable.

In 2017, cash used in operating activities was $67.5 million in 2017, reflecting a net loss of $92.2 million, adjusted for non-cash items such as stock-based compensation of $20.4 million and depreciation of $8.4 million. The change in net operating assets and liabilities was primarily attributed to an increase of $8.4 million in inventory and a decrease of $4.0 million in accrued expenses, partially offset by a decrease in prepaid expenses and other assets of $7.8 million, of which $5.0 million related to the payments we received from our prior landlord as a result of exiting a portion of our prior facilities.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities.

In 2019, net cash provided by investing activities was $62.0 million, comprised of net purchase of investments of $64.8 million and net purchase of property and equipment of $2.8 million.

In 2018, net cash used in investing activities was $38.4 million, comprised of net purchase of investments of $36.6 million and purchase of property and equipment of $1.9 million.

In 2017, net cash used in investing activities was $1.5 million, comprised of net sales and maturities of investments of $8.8 million and net purchase of property and equipment of $10.4 million.

Financing Activities

In 2019, cash provided by financing activities was $26.5 million, comprised of $18.0 million of Continuation Advances  from Illumina and net proceeds of $8.5 million from the issuance of common stock through our equity compensation plans.

In 2018, cash provided by financing activities was $107.2 million, comprised of net proceeds of $97.5 million from our underwritten public equity offerings, after deducting underwriter commissions and offering expenses and $9.7 million from the issuance of common stock through our equity compensation plans.

In 2017, cash provided by financing activities was $68.8 million, comprised of net proceeds of $52.5 million from our underwritten public equity offering, after deducting underwriter commissions and offering expenses, net proceeds of $11.9 million from our common stock “at-the-market” offering program and $8.9 million from the issuance of common stock through our equity compensation plans, partially offset by our payment of $4.5 million in outstanding principal under the Facility Agreement in the second quarter of 2017.

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

Debt Facility Agreement

Under the terms of the Facility Agreement, we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million (the “Notes”). The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement had a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering. As of December 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under this facility and presented as “Notes payable, current” on the consolidated balance sheet as of December 31, 2019.

The Facility Agreement also contained various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on our ability to incur additional indebtedness or liens on our assets, except as permitted under the Facility Agreement. In addition, the Facility Agreement required us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted the lenders a security interest in substantially all of our property and interests in property.

Subject to certain exceptions set forth in our Facility Agreement, holders of our Notes could elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in both February 2018 and September 2018, holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock in our public offering. In June 2017, pursuant to a partial exercise by the Notes holders of this right, we repaid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering.

In February 2020, upon the maturity of the debt, we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield.

Contractual Obligations, Commitments and Contingencies

Lease

On July 22, 2015, we entered into a lease agreement (the “O’Brien Lease”) with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Premises”). The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015 and, as such, $4.5 million was recorded at such time and continued to be recorded in “Long-term restricted cash” in the consolidated balance sheet as of both December 31, 2018 and December 31, 2017. Subsequently, pursuant to the terms of the 1305 O’Brien Lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million. Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million at December 31, 2019 will be reduced again in May 2020 by $500,000.

The following table provides summary information concerning our future contractual obligations as of December 31, 2019.

	Payments due by period (in thousands)
	Total	2020	2021	2022	2023	2024	After

Operating lease obligations (1)	$61,166	$7,150	$7,306	$7,488	$7,704	$7,920	$23,598
Debt (2)	16,491	16,491	—	—	—	—	—
Total contractual obligations	$77,657	$23,641	$7,306	$7,488	$7,704	$7,920	$23,598

(1) Maintenance, insurance, taxes and contingent rent obligations are excluded.
(2) Amounts in the table above include interest and principal repayments on the debt.

Other Purchase Commitments

In addition, we had other purchase commitments of an estimated amount of approximately $15.5 million as of December 31, 2019, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

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

Legal Proceedings

Please see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.  In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 7. Commitments and Contingencies” in Part II, Item 8 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded at December 31, 2019.

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

 Foreign Exchange Risk

The majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a portion of our operations consists of development and sales activities outside of the United States therefore we have foreign exchange exposures relating to non-U.S. dollar revenue, operating expense, accounts receivable, accounts payable and currency balances. Our primary exposure is with the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2019 would have resulted in a $0.3 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Non-standard revenue contracts

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company's instrument is generally sold in a bundled arrangement and commonly includes the instrument, instrument accessories, installation, one-year period of service, training, and consumables. The Company enters into non-standard sales arrangements for which significant discounts may be offered on the different components of the bundled arrangements and for which historical information for similar sales may not be available.  As part of the Company's identification of performance obligations and the resulting determination of the allocation of contract consideration, the Company considers if these discounts represent a material right when compared to the estimated standalone selling prices, and therefore a performance obligation to be included in the allocation of the contract value. The Company also estimates the standalone selling price of each performance obligation to determine the allocation of consideration. To estimate the selling price of each performance obligation, the Company uses historical sales data, as well as management judgment.

Auditing the Company's estimated standalone selling price, their determination of whether there are material rights that represent performance obligations and the resulting allocation of the contract value for non-standard sales arrangements is complex and required a higher level of judgment due to the level of estimation and subjectivity in establishing the standard selling price of each performance obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the identified audit risks. For example, we tested controls over the process to determine the standard selling price of each performance obligation and whether material rights existed, and the allocation of the contract consideration among the identified performance obligations.

We tested the completeness of the identified performance obligations and tested the accuracy of the allocation of the total contract consideration among the identified performance obligations. In order to do this, our audit procedures included, among others, evaluating the accuracy and completeness of the underlying data used in management's calculation of the standard selling price for each performance obligation by agreeing the data to historical transactions and contract pricing for backlog orders. We tested the identification of performance obligations and the allocation of contract consideration using the standard selling price of each performance obligation for a sample of arrangements by reading the contracts with the customers and evaluating whether terms of the contracts (including future purchase options) resulted in material rights. We also performed sensitivity analyses of significant assumptions to evaluate the changes in revenue recognized for the period under audit that would result from changes in the Company's estimated standard selling price for the performance obligations.

/s/  Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Redwood City, California

February 28, 2020

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$29,627	$18,844
Investments	19,472	83,510
Accounts receivable	15,266	8,595
Inventory	13,312	17,878
Prepaid expenses and other current assets	3,369	2,832
Total current assets	81,046	131,659
Property and equipment, net	30,070	34,073
Operating lease right-of-use assets, net	32,827	—
Long-term restricted cash	4,000	4,500
Other long-term assets	42	43
Total assets	$147,985	$170,275
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,368	$6,736
Accrued expenses	13,242	12,823
Deferred revenue, current	7,610	6,537
Operating lease liabilities, current	3,837	—
Notes payable, current	15,871	—
Other liabilities, current	225	788
Total current liabilities	49,153	26,884
Deferred revenue, non-current	1,951	890
Operating lease liabilities, non-current	41,964	—
Deferred rent, non-current	—	13,765
Notes payable, non-current	—	14,659
Financing derivative	—	16
Total liabilities	93,068	56,214

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 153,119 and 150,244 shares at December 31, 2019 and December 31, 2018, respectively	153	150
Additional paid-in capital	1,120,999	1,096,053
Accumulated other comprehensive income (loss)	5	(36)
Accumulated deficit	(1,066,240)	(982,106)
Total stockholders’ equity	54,917	114,061
Total liabilities and stockholders’ equity	$147,985	$170,275

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenue:
Product revenue	$77,742	$66,355	$80,030
Service and other revenue	13,149	12,271	13,438
Total revenue	90,891	78,626	93,468
Cost of Revenue:
Cost of product revenue	44,771	42,053	42,900
Cost of service and other revenue	11,544	11,477	15,909
Total cost of revenue	56,315	53,530	58,809
Gross profit	34,576	25,096	34,659
Operating Expense:
Research and development	59,630	62,594	65,324
Sales, general and administrative	75,491	63,489	59,119
Total operating expense	135,121	126,083	124,443
Operating loss	(100,545)	(100,987)	(89,784)
Gain from Continuation Advances from Illumina	18,000	—	—
Interest expense	(2,611)	(2,423)	(2,921)
Other income, net	1,022	848	516
Net loss	(84,134)	(102,562)	(92,189)
Other comprehensive loss:
Unrealized gain (loss) on investments	41	(4)	(37)
Comprehensive loss	$(84,093)	$(102,566)	$(92,226)
Net loss per share:
Basic and diluted net loss per share	$(0.55)	$(0.76)	$(0.87)
Shares used in computing basic and diluted net loss per share	152,527	135,094	105,682

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
	Shares	Amount
Balance at December 31, 2016	92,677	$93	$872,114	$5	$(787,544)	$84,668
Net loss	—	—	—	—	(92,189)	(92,189)
Other comprehensive loss	—	—	—	(37)	—	(37)
Issuance of common stock in conjunction with equity plans	2,697	2	8,912	—	—	8,914
Issuance of common stock in conjunction with "at-the-market" offering, net of issuance costs	3,171	3	11,862	—	—	11,865
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	17,732	18	52,512	—	—	52,530
Stock-based compensation expense	—	—	20,352	—	—	20,352
Balance at December 31, 2017	116,277	116	965,752	(32)	(879,733)	86,103
Net loss	—	—	—	—	(102,562)	(102,562)
Other comprehensive loss	—	—	—	(4)	—	(4)
ASC606 adoption effect					189	189
Issuance of common stock in conjunction with equity plans	3,357	4	9,648	—	—	9,652
Issuance of common stock from Underwritten Public Equity Offerings, net of issuance costs	30,610	30	97,500	—	—	97,530
Stock-based compensation expense	—	—	23,153	—	—	23,153
Balance at December 31, 2018	150,244	150	1,096,053	(36)	(982,106)	114,061
Net loss	—	—	—	—	(84,134)	(84,134)
Other comprehensive loss	—	—	—	41	—	41
Issuance of common stock in conjunction with equity plans	2,875	3	8,545	—	—	8,548
Stock-based compensation expense	—	—	16,401	—	—	16,401
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net loss	$(84,134)	$(102,562)	$(92,189)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from Continuation Advances from Illumina	(18,000)	—	—
Depreciation	7,265	7,215	8,442
Amortization of right-of-use assets	2,683	—	—
Amortization of debt discount and financing costs	1,212	1,024	1,203
Stock-based compensation	16,401	23,153	20,352
(Gain) loss from derivative	(16)	(167)	653
Amortization and accretion for investment premium (discount)	(913)	(758)	(32)
Loss on disposition of equipment	194	—	11
Loss on return of building under capital lease	—	—	68
Changes in assets and liabilities
Accounts receivable	(6,671)	4,838	(2,012)
Inventory	3,915	3,623	(8,442)
Prepaid expenses and other assets	(523)	(290)	7,803
Accounts payable	1,713	(2,239)	764
Accrued expenses	419	205	(3,986)
Deferred revenue	2,134	33	(1,033)
Operating lease liabilities	(3,428)	—	—
Other liabilities	(563)	(505)	880
Net cash used in operating activities	(78,312)	(66,430)	(67,518)
Cash flows from investing activities
Purchase of property and equipment	(2,836)	(1,854)	(10,433)
Proceeds from disposal of property and equipment	—	—	41
Purchase of investments	(57,727)	(122,183)	(86,339)
Sales of investments	1,500	2,442	7,111
Maturities of investments	121,110	83,180	88,071
Net cash provided by (used in) in investing activities	62,047	(38,415)	(1,549)
Cash flows from financing activities
Continuation Advances from Illumina	18,000	—	—
Proceeds from issuance of common stock from equity plans	8,548	9,652	8,914
Notes payable principal payoff	—	—	(4,500)
Proceeds from issuance of common stock from "at-the-market" offerings, net of issuance costs	—	—	11,865
Proceeds from issuance of common stock from underwritten public equity offerings, net of issuance costs	—	97,530	52,530
Net cash provided by financing activities	26,548	107,182	68,809
Net increase (decrease) in cash and cash equivalents and restricted cash	10,283	2,337	(258)
Cash and cash equivalents and restricted cash at beginning of period	23,344	21,007	21,265
Cash and cash equivalents and restricted cash at end of period	$33,627	$23,344	$21,007
Cash and cash equivalents at end of period	29,627	18,844	16,507
Restricted cash at end of period	4,000	4,500	4,500
Cash and cash equivalents and restricted cash at end of period	$33,627	$23,344	$21,007

Supplemental disclosure of cash flow information
Interest paid	$1,400	$1,400	$1,687

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	2,062	1,871	1,267
Property and equipment transferred to inventory	(1,536)	(343)	(261)

Property and equipment paid for by landlord	—	—	12,600
Changes in deposits for property and equipment paid in prior period	—	—	9,694
Property and equipment returned to landlord	—	—	1,854

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

Our current products include the Sequel II instrument and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously.

Our customers and our scientific collaborators have published numerous peer-reviewed articles in journals including Nature, Science, Cell, PNAS and The New England Journal of Medicine highlighting the power and applications of SMRT sequencing in projects such as finishing genomes, structural variation discovery, isoform transcriptome characterization, rare mutation discovery and the identification of chemical modifications of DNA related to virulence and pathogenicity. Our research and development efforts are focused on developing new products and further improving our existing products including continuing chemistry and sample preparation improvements to increase throughput and expand our supported applications.  By providing access to genetic information that was previously inaccessible, we enable scientists to confidently increase their understanding of biological systems.

PacBio® sequencing systems, including consumables and software, provide a simple and fast end-to-end workflow for SMRT sequencing. The names “Pacific Biosciences,” “PacBio,” “SMRT,” “SMRTbell,” “Sequel” and our logo are our trademarks.

NOTE 2. TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into a Merger Agreement with Illumina and FC Ops Corp. We, Illumina and Merger Subsidiary entered into the Amendment on September 25, 2019. The Amendment, among other things, extended the End Time (as defined in the Merger Agreement) to December 31, 2019. Additionally, Illumina had until December 18, 2019 to exercise its unilateral right to extend the End Time to March 31, 2020.  In addition, the Amendment provided that Illumina would make payments to us of $6.0 million on or before each of October 1, 2019, November 1, 2019 and December 2, 2019. If Illumina elected to further extend the End Time to March 31, 2020, then, except under limited situations, Illumina would be required to make payments to us of $6.0 million on or before each of January 2, 2020, and March 2, 2020, and a payment of $22.0 million on or before February 3, 2020.

On December 17, 2019, the U.S. Federal Trade Commission publicly announced that it had authorized legal action to block the Merger.

On December 18, 2019, we received written notice from Illumina pursuant to which Illumina exercised its right under Section 10.01(b)(i) of the Merger Agreement, to extend the End Time to March 31, 2020. In accordance with the terms of the Merger Agreement , we received Continuation Advances totaling $18.0 million from Illumina during the fourth quarter of 2019, which are reflected in the “Gain from Continuation Advances from Illumina” line in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

On January 2, 2020, we, Illumina and Merger Subsidiary entered into the Termination Agreement to terminate the Merger Agreement. As part of our agreement to terminate the Merger Agreement, Illumina subsequently paid us the Reverse Termination Fee from which we expect to pay our financial advisor associated fees of approximately $10 million. In addition, Illumina paid us the additional Continuation Advances of $6 million in January 2020 and $22 million in February 2020 and is scheduled to make a final Continuation Advance to us of $6 million in March 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee.

In addition, up to the full amount of the Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us. Please refer to “Note 3 Summary of Significant Accounting Policies” for additional accounting considerations relating to the Continuation Advances  received.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the valuation of a financing derivative and long-term notes, the probability of repaying the Continuation Advances to Illumina, the valuation and recognition of share-based compensation, the expected renewal period for service contracts to derive the amortization period for capitalized commissions, the useful lives assigned to long-lived assets, the computation of provisions for income taxes and the determination of the internal borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities. Actual results could differ materially from these estimates.

During 2017, we recorded a charge to cost of service and other revenue of $1.6 million relating to leased RS II instruments primarily due to a change in the estimated useful life of these instruments. The charge of $1.6 million increased loss per share by $0.01 for the year ended December 31, 2017.

Accounting changes

In February 2016, the FASB issued ASU 2016-02 regarding ASC Topic 842 Leases and in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. We refer to the new guidance as “ASC 842”. On January 1, 2019, we adopted the ASC 842 using a modified retrospective approach, which requires the recognition of right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result,

•

the consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases, or “ASC 840”, which did not require the recognition of right-of-use assets and operating lease liabilities on the consolidated balance sheet and;

•	the expense recognition for operating leases under ASC 842 remained substantially consistent with ASC 840.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2019 and 2018,  respectively (in thousands):

	December 31, 2019				December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$18,644	$—	$—	$18,644	$18,844	$—	$—	$18,844
Commercial paper	—	10,983	—	10,983	—	—	—	—
Total cash and cash equivalents	18,644	10,983	—	29,627	18,844	—	—	18,844
Investments:
Commercial paper	—	16,971	—	16,971	—	53,469	—	53,469
Corporate debt securities	—	2,501	—	2,501	—	10,214	—	10,214
US government & agency securities	—	—	—	—	—	19,827	—	19,827
Total investments	—	19,472	—	19,472	—	83,510	—	83,510
Long-term restricted cash:
Cash	4,000	—	—	4,000	4,500	—	—	4,500
Total assets measured at fair value	$22,644	$30,455	$—	$53,099	$23,344	$83,510	$—	$106,854

Liabilities
Financing derivative	$—	$—	$—	$—	$—	$—	$16	$16
Continuation Advances	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$16	$16

Estimated fair value of the Financing Derivative liability

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

The following table provides the changes in the fair value of the Financing Derivative for the years ended December 31, 2019 and 2018 (in thousands), respectively:

Financing Derivative	Amount
Balance as of December 31, 2017	$183
Gain on change in fair value of Financing Derivative	(167)
Balance as of December 31, 2018	16
Gain on change in fair value of Financing Derivative	(16)
Balance as of December 31, 2019	$—

Estimated fair value of the Continuation Advances liability

On November 1, 2018, we entered into a  Merger Agreement with Illumina and FC Ops Corp. We, Illumina and Merger Subsidiary entered into the Amendment on September 25, 2019. In accordance with the terms of the Merger Agreement, we received Continuation Advances totaling $18.0 million from Illumina during the fourth quarter of 2019.

We determined that the $18.0 million of Continuation Advances received from Illumina in 2019, which are subject to repayment under certain circumstances as discussed above, constitute a financial liability.

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by ASC 825, Financial Instruments,  the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances received in 2019 was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that there would be no future cash outflows associated with this financial instrument because the probabilities of either of the following events occurring and requiring repayment to Illumina were evaluated as being remote as of December 31, 2019:

•	We enter into a Change of Control Transaction (as defined in the Termination Agreement) within two years following March 31, 2020;
•	We raise $100 million or more in a single equity or debt financing (that may have multiple closings) within two years following March 31, 2020.

As a result, the estimated fair value of the liability associated with the contingent repayment of the $18.0 million of Continuation Advances received in the fourth quarter of 2019 was assessed to be zero as of December 31, 2019, with a resulting non-operating gain of $18.0 million recorded as “Gain from Continuation Advances from Illumina” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

For the year ended December 31, 2019, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

We determined the fair value of the Notes (as defined in “Note 6. Notes Payable”) from the Facility Agreement we entered into during the first quarter of 2013 using Level 3 inputs, or significant unobservable inputs. The value of the Notes was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 6.5% and 9.6% weighted average market yield at December 31, 2019 and December 31, 2018, respectively. Refer to “Note 6. Notes Payable” for additional details regarding the Notes. The estimated fair value and carrying value of the Notes are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term notes payable	$16,038	$15,871	$15,915	$14,659

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

All of our investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered in determining whether a loss is temporary include the length of time and the extent to which an investment’s fair value has been less than its cost basis, the financial condition and near-term prospects of the investee, the extent of the loss related to credit of the issuer, the expected cash flows from the security, our intent to sell the security and whether or not we will be required to sell the security before the recovery of its amortized cost. During the years ended December 31, 2019, 2018 and 2017, we did not  have any impairment charges on our investments as it is more likely than not that we will recover their amortized cost basis upon sale or maturity.

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

For the years ended December 31, 2019, 2018 and 2017, one customer, Gene Company Limited, accounted for approximately 17%,  26% and 31% of our total revenue, respectively.

As of December 31, 2019 and 2018, 55% and 50% of our accounts receivable were from domestic customers, respectively. As of December 31, 2019 and 2018, one customer, Gene Company Limited, represented approximately 11% and 14% of our net accounts receivable, respectively. We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally, we have been able to obtain an adequate supply of such parts and components. However, an extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

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

Long-term Restricted Cash

As required under the lease agreement for our corporate offices, we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015.  Subsequently, pursuant to the terms of the 1305 O’Brien Lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million. As such, $4.0 million and $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million at December 31, 2019 will be reduced again in May 2020 by $500,000, resulting in a letter of credit balance of $3.5 million.

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

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables; service and other revenue primarily consists  of revenue earned from product maintenance agreements with some additional revenue from instrument lease agreements and grant revenue.

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

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price (“SSP”). The SSP is determined based on observable prices at which we separately sell the products and services. If a SSP is not directly observable, then we will estimate the SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.

Contract liabilities and contract assets - Contract liabilities consist of deferred revenue. We record deferred revenues when cash payments are received or due in advance of our performance for product maintenance agreements. Deferred revenue is recognized over the related performance period, generally one to three years, on a straight-line basis as we are standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation.

As of December 31, 2019, we had a total of $0.6 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as such costs are incurred if the amortization period would have been a year or less.

Contract assets as of December 31, 2019 and December 31, 2018 were not material.

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

Operating Leases

We lease administrative, manufacturing and laboratory facilities under operating leases. Lease agreements may include rent holidays, rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Leasehold improvements are capitalized at cost and depreciated over the shorter of their expected useful life or the life of the lease. On January 1, 2019, we adopted ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. Prior to that, we recorded tenant improvement allowances as deferred rent liabilities and amortized the deferred rent over the term of the lease to rent expense on the statements of operations and comprehensive loss.

Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the consolidated balance sheets.

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

Stock-based Compensation

Stock-based compensation expense for all stock-based compensation awards, including stock options, restricted stock units, and shares issued under the 2010 Employee Stock Purchase Plan (“ESPP”), is based on the grant date fair value. The fair value for restricted stock units is based on grant date stock price, the fair value for stock option and ESPP shares is estimated using the Black-Scholes option pricing model with assumptions described in detail below:

Expected Term.  Starting January 1, 2018, we determined the expected term using historical option experience. We determined expected term based on historical exercise patterns and an expectation of the time it will take for employees to exercise options still outstanding.  Prior to 2018, we did not believe that we were able to rely on our historical employee exercise behavior to provide accurate data for estimating our expected term for use in determining the fair value of these options due to limited trading history. Therefore, for the period prior to 2018, the expected term of options is estimated based on the simplified method.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The standard will be effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We plan to adopt ASU 2018-13 on January 1, 2020. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. We plan to adopt ASU 2016-13 on January 1, 2020. We have evaluated the effect that this guidance will have on our Consolidated Financial Statements and determined it will not have a material impact.

Recently Adopted Accounting Standards

Adoption of ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, to simplify the accounting for nonemployee share-based payment transactions by expanding the scope of Accounting Standards Codification, or ASC, Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. We adopted this standard beginning on January 1, 2019 and the adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. We adopted this standard beginning on January 1, 2019 and the adoption of this standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2019.

Adoption of ASC 842

On January 1, 2019, we adopted the FASB ASC, Topic 842, Leases, or ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of right-of-use or operating lease liabilities on the consolidated balance sheet.  The expense recognition for operating leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated statements of operations and comprehensive loss for each period presented.

We adopted ASC 842 using a modified retrospective approach for leases existing at January 1, 2019. The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $35.5 million and operating lease liabilities of $49.2 million comprised of $3.4 million of current operating lease liabilities and $45.8 million of non-current operating lease liabilities on the consolidated balance sheet as of January 1, 2019.

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

Service and other revenue can include some revenue from instrument lease agreements. Instrument leases are generally classified as operating-type leases and revenue from these leases is recognized on a straight-line basis over the respective lease term. Lease income was not material in fiscal 2018 or for the year ended December 31, 2019.

Disclosures related to the amount and timing of cash flows arising from operating leases are included in “Leases” section of Note 7. Commitments and Contingencies.

NOTE 4. CASH AND CASH EQUIVALENTS AND INVESTMENTS

The following table summarizes our cash, cash equivalents and investments as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,644	$—	$—	$18,644
Commercial paper	10,983	—	—	10,983
Total cash and cash equivalents	29,627	—	—	29,627
Investments:
Commercial paper	16,971	1	(1)	16,971
Corporate debt securities	2,496	5	—	2,501
Total investments	19,467	6	(1)	19,472
Total cash, cash equivalents and investments	$49,094	$6	$(1)	$49,099

Long-term restricted cash:
Cash	$4,000	$—	$—	$4,000

	As of December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,844	$—	$—	$18,844
Total cash and cash equivalents	18,844	—	—	18,844
Investments:
Commercial paper	53,493	—	(24)	53,469
Corporate debt securities	10,223	3	(12)	10,214
US government & agency securities	19,830	—	(3)	19,827
Total investments	83,546	3	(39)	83,510
Total cash, cash equivalents and investments	$102,390	$3	$(39)	$102,354

Long-term restricted cash:
Cash	$4,500	$—	$—	$4,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2019:

(in thousands)	Fair Value
Due in one year or less	$30,455
Due after one year through five years	—
Total	$30,455

Substantially all of our marketable debt investments are classified as current based on the nature of the investments and their availability for use in current operations.

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of December 31, 2019 and 2018, our inventory consisted of the following components:

	December 31,
(in thousands)	2019	2018
Purchased materials	$3,966	$6,222
Work in process	4,594	7,341
Finished goods	4,752	4,315
Inventory	$13,312	$17,878

For the year ended December 31, 2019, approximately $5.1 million and $0.5 million of inventory reserves due to excess or obsolesce were charged to cost of goods and cost of service, respectively. For the year ended December 31, 2018 approximately $2.0 million and $0.1 million of inventory reserves due to excess or obsolesce were charged to cost of goods and cost of service, respectively.

Property and Equipment, Net

As of December 31, 2019 and 2018, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2019	2018
Laboratory equipment and machinery	$25,173	$24,111
Leasehold improvements	29,902	29,821
Computer equipment	11,851	9,484
Software	4,747	4,734
Furniture and fixtures	2,422	2,422
Construction in progress	193	608
	74,288	71,180
Less: Accumulated depreciation	(44,218)	(37,107)
Property and equipment, net	$30,070	$34,073

Depreciation expense during the years ended December 31, 2019, 2018 and 2017was $7.3 million, $7.2 million and $8.4 million, respectively.

Accrued Expenses

As of December 31, 2019 and 2018,  our accrued expenses consisted of the following components:

	December 31,
(in thousands)	2019	2018
Salaries and benefits	$9,748	$8,523
Accrued product development costs	67	561
Accrued Tenant Improvements for Menlo Park building	998	694
Inventory accrual	229	499
Accrued professional services and legal fees	943	1,588
Other	1,257	958
Accrued expenses	$13,242	$12,823

Deferred Revenue

As of December 31, 2019, we had a total of $9.6 million of deferred revenue from our service contracts, $7.6 million of which was recorded as “deferred revenue, current” to be recognized over the next year and the remaining $2.0 million was recorded as “deferred revenue, non-current” to be recognized in the next 2 to 4  years.

Revenue recognized during the year ended December 31, 2019 includes $6.5 million of previously deferred revenue that was included in “deferred revenue, current” as of December 31, 2018.

NOTE 6. NOTES PAYABLE

Facility Agreement

Under the terms of the Facility Agreement, we received $20.5 million and issued promissory notes in the aggregate principal amount of $20.5 million.  The Notes bear simple interest at a rate of 8.75% per annum, payable quarterly in arrears commencing on April 1, 2013 and on the first business day of each January, April, July and October thereafter. The Facility Agreement has a maximum term of seven years. We received net proceeds of $20.0 million, representing $20.5 million of gross proceeds, less a $500,000 facility fee, before deducting other expenses of the transaction. On June 23, 2017, pursuant to a partial exercise by the Notes holders of their right to elect to receive up to 25% of the net proceeds from any financing that includes an equity component, we paid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Note holders with proceeds from our underwritten public equity offering. As of December 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under the Facility Agreement and presented as “Notes payable, current” on the consolidated balance sheet as of December 31, 2019

The Facility Agreement also contained various representations and warranties, and affirmative and negative covenants, customary for financings of this type, including restrictions on our ability to incur additional indebtedness or liens on our assets, except as permitted under the Facility Agreement. In addition, the Facility Agreement required us to maintain consolidated cash and cash equivalents on the last day of each calendar quarter of not less than $2.0 million. As security for our repayment of our obligations under the Facility Agreement, we granted the lenders a security interest in substantially all of our property and interests in property.

Subject to certain exceptions set forth in the Facility Agreement, holders representing a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Facility Agreement could elect to receive up to 25% of the net proceeds from any financing that includes an equity component. To the extent that we raise additional capital in the future through the sale of common stock, including without limitation, sales of common stock pursuant to an “at-the-market” offering program, we may be obligated, at the election of the holders of the Notes, to pay 25% of the net proceeds from any such financing activities as partial payment of the Notes.

In February 2020, we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield and the Facility Agreement was terminated.

Financing Derivative

A number of features embedded in the Notes required accounting for as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (i) a qualified financing, (ii) an event of default, (iii) a Major Transaction (as such term is defined in the Facility Agreement), and (iv) the exercise of the warrant via offset to debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net.

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 6.5% and 9.6% weighted average market yield at December 31, 2019 and 2018, respectively. The estimated fair value of the Financing Derivative as of December 31, 2019 and 2018  were $0 and $16,000, respectively.

As of both December 31, 2019 and December 31, 2018, we had an outstanding principal amount of $16.0 million for the Notes, net of debt discount of $0.2 million and $1.3 million, respectively, resulting in a net $15.8 million and $14.7 million recorded as “Notes payable, current” and Notes payable, non-current” on the consolidated balance sheets as of December 31, 2019 and 2018, respectively, with repayment of all outstanding principal due in 2020.

In February 2020, we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield and the debt agreement was terminated.

As of December 31, 2019, payments due under the Facility Agreement, which include interest and principal, are as follows:

Amount
Years ending December 31,	(in thousands)
2020	$16,491
Total remaining payments	16,491
Less: interest and discounts	(620)
Notes payable	$15,871

NOTE 7. COMMITMENTS AND CONTINGENCIES

Lease

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

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015.  Subsequently pursuant to the terms of the O’Brien Lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million. As such, $4.0 million and $4.5 million was recorded in “Long-term restricted cash” in the consolidated balance sheet as of December 31, 2019 and 2018, respectively. Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million at December 31, 2019 will be reduced again in May 2020 by $500,000.

All of our leases are operating leases. Operating lease assets and liabilities are reflected within “Operating lease right-of-use assets, net”, “Operating lease liabilities, current” and “Operating lease liabilities, non-current” on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining minimum lease payments over the lease term using our estimated secured incremental borrowing rates at the effective date of January 1, 2019. Lease payments included in the measurement of the lease liability comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period those payments are incurred.

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of December 31, 2019 was 7.8 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of December 31, 2019 was 7.9%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of December 31, 2019:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
2020	$7,150
2021	7,306
2022	7,488
2023	7,704
2024	7,920
Thereafter	23,598
Total undiscounted operating lease payments	61,166
Less: imputed interest	(15,365)
Present value of operating lease liabilities	$45,801

Balance Sheet Classification
Operating lease liabilities, current	$3,837
Operating lease liabilities, non-current	41,964
Total operating lease liabilities	$45,801

Cash Flows

An initial right-of-use asset of $35.5 million was recognized on the consolidated balance sheet as of January 1, 2019 with the adoption of the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $7.0 million for the year ended December 31, 2019 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $6.2 million for the year ended December 31, 2019, primarily related to our operating leases, but also include immaterial amounts for variable lease payments.

Rent expense for the years ended December 31, 2019, 2018 and 2017 was $6.2 million, $6.2 million and $6.3 million, respectively. We are also required to pay our share of operating expenses with respect to the facilities in which we operate.

Contingencies

We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

In addition, we had other purchase commitments of an estimated amount of approximately $15.5 million as of December 31, 2019, consisting of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services, and acquisition and licensing of intellectual property. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

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

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275 (“275 Action”)). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”), entitled “Nanopore sequencing using n-mers” which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. This patent was granted on January 17, 2017. We are seeking remedies including injunctive relief, damages and costs. On August 23, 2018, we filed an amended complaint, adding ONT Ltd. as a defendant in the 275 Action. On August 15, 2019, the judge granted our motion to amend the complaint in the 275 Action to add allegations of willful infringement by ONT Inc. and ONT Ltd.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353 (“1353 Action”)). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) entitled “Control of Enzyme Translation in Nanopore Sequencing”, granted June 13, 2017, and U.S. Patent No. 9,738,929 (the “’929 Patent”) entitled “Nucleic Acid Sequence Analysis”, granted August 22, 2017. We are seeking remedies including injunctive relief, damages and costs. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”), entitled

“Nanopore sequencing using n-mers.” On August 23, 2018 we filed an amended complaint, adding ONT Ltd. as a defendant in the 1353 Action.  On August 15, 2019, the judge granted our motion to amend the complaint in the 1353 Action to add allegations of willful infringement by ONT Inc. and ONT Ltd.

A claim construction (or “Markman”) hearing for the U.S. District Court matters was held on December 17, 2018. On March 6, 2019, a claim construction order construing various claim terms in the patents in suit was issued. On January 8, 2020, the Court held a summary judgement and expert testimony admissibility (or “Daubert”) hearing. On February 19, 2020, the Court issued its summary judgement and Daubert opinions. All of our claims survived summary judgement. A trial for the U.S. District Court matters is scheduled to begin on March 9, 2020.

Unrelated to the preceding matters, on September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810). The complaint is based on PGI’s U.S. Patent No. 7,767,441.  We plan to vigorously defend in this matter. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking a declaratory judgement of invalidity of the ‘441 Patent.  A trial for this matter is scheduled  to begin on March 14, 2022.

UK and German Court Proceedings

On February 2, 2017, we filed a claim in the High Court of England and Wales against ONT Ltd. and Metrichor for infringement of Patent EP(UK) 3 045 542 (the “’542 Patent”), which is in the same patent family as the patents asserted in the USITC action referred to above.  We sought remedies including injunctive relief, damages, and costs. On August 31, 2017, we added a claim for infringement of a newly granted divisional, EP(UK) 3 170 904 (the “’904 Patent”). On December 22, 2017, ONT Ltd. added to the action a request for declaration of non-infringement of its 1D2 product. A trial for these matters was scheduled to occur in May 2018.

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

Related to these proceedings, on August 15, 2017, ONT Ltd. filed a notice of opposition to our ’542 Patent with the European Patent Office, and on August 16, 2017, an anonymous party filed a second notice of opposition to the same patent, each alleging invalidity of the patent.  On April 5, 2018, we filed our response to the combined opposition. On January 22, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office errored in its decision and we are appealing the decision. The ’542 Patent will remain in effect while the appeal is pending. Our settlement agreement with ONT Ltd. and Harvard University will also remain in effect regardless of the outcome of the appeal.

Also related to these proceedings, on May 16, 2018, ONT Ltd. filed a notice of opposition to our ’904 Patent with the European Patent Office alleging invalidity of the ’904 Patent. On October 11, 2018, we filed our response to the opposition. On July 16, 2019, an oral hearing in the matter occurred and the European Patent Office rendered a decision in favor of the opponents. We believe the European Patent Office erred in its decision and we are appealing the decision. The ’904 Patent will remain in effect while the appeal is pending. Our settlement agreement with ONT Ltd. and Harvard University will also remain in effect regardless of the outcome of the appeal.

Litigation is inherently unpredictable, and, except for events that have already occurred, it is too early in the foregoing proceedings, including the U.S. District Court Proceedings, to predict the outcome of these proceedings, or any impact they may have on us. As such, the estimated financial effect associated with these complaints cannot be made as of the date of filing of this Annual Report on Form 10-K. Litigation is a significant ongoing expense with an uncertain outcome, and has been in the past and may in the future be a material expense for us. Management believes this investment is important to protect our intellectual property position, even recognizing the uncertainty of the outcome.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fund raising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fund raising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at December 31, 2019.

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

During the years ended December 31, 2019, 2018 and 2017 income before taxes from U.S. operations were ($84.8) million, ($103.1) million and ($92.7) million,  respectively, and income before taxes from foreign operations was $0.9 million, $0.8 million  and $1.0 million,  respectively.

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
State tax rate, net of federal benefit	4.9	3.5	8.6
Stock-based compensation	(0.8)	(1.6)	(1.9)
Tax credits	2.2	2.0	3.6
Remeasurement of deferred taxes due to tax reform	-	-	(123.3)
Other	0.2	(0.1)	0.3
Change in valuation allowance	(27.5)	(24.8)	77.7
Total	-%	-%	-%

Deferred income taxes reflect the net tax effects of loss and credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2019	2018
Net operating loss carryforwards	$226,911	$212,424
Research and development credits	45,853	42,635
Accruals and reserves	8,024	4,774
Stock-based compensation	16,219	14,582
Deferred rent	—	3,315
ASC842 Operating lease liability	10,837	—
Total deferred tax assets	307,844	277,730
Less: Valuation allowance	(298,658)	(275,540)
Total deferred tax assets:	9,186	2,190
Fixed assets	(1,425)	(2,190)
ASC842 Operating lease right-of-use assets	(7,761)	—
Total deferred tax liabilities	(9,186)	(2,190)
Net deferred tax assets	$—	$—

At December 31, 2019, we maintained a full valuation allowance against all of our deferred tax assets which totaled $298.7 million, including net operating loss carryforwards and research and development credits of $226.9 million and $45.9 million, respectively.

Due to uncertainties surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and, therefore, have not recognized any benefits from net operating losses and other deferred tax assets.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, we have provided a full valuation allowance against our net deferred tax assets as of December 31, 2019 and 2018, respectively.

For the year ended December 31, 2019 and 2018, our valuation allowance increased to $298.7 million and 275.5 million, respectively, primarily because of an increase to our net operating losses, and credits and changes in book to tax timing differences.

As of December 31, 2019, we had a net operating loss carryforward for federal income tax purposes of approximately $889.6 million, portion of which will begin to expire in 2024. We had a total state net operating loss carryforward of approximately $609.4 million, which have expiration dates of 2025 and beyond. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change of ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal credits of approximately $36.4 million, which will begin to expire in 2024 if not utilized and state research credits of approximately $36.8 million which have no expiration date. These tax credits are subject to the same limitations discussed above.

As of December 31, 2019, our total unrecognized tax benefit was $22.0 million.

A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Balance as of December 31, 2016	$16,785
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	2,001
Balance as of December 31, 2017	18,786
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	1,661
Balance as of December 31, 2018	$20,447
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	1,532
Balance as of December 31, 2019	$21,979

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019 and 2018, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2016 to present and December 31, 2015 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination.  We are not currently under examination by income tax authorities in any jurisdiction.

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

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

Subject to certain exceptions set forth in the Facility Agreement, holders of our Notes may elect to receive up to 25% of the net proceeds from financing activities that include an equity component as prepayment of the Notes to be applied first, to accrued and unpaid interest and second, to principal. However, in both February 2018 and September 2018, holders representing a majority of the aggregate principal amount of the outstanding Notes waived such right in connection with the issuance and sale of shares of common stock in our public offering. In June 2017, pursuant to a partial exercise by the Notes holders of this right, we repaid $4.5 million of outstanding principal, together with accrued and unpaid interest, to one of the Notes holders with proceeds from our underwritten public equity offering.

Equity Plans

As of December 31, 2019, we had two active equity plans: 1) the 2010 Equity Incentive Plan or “2010 Plan” and 2) the 2010 Outside Director Equity Incentive Plan or “2010 Director Plan”, both of which we adopted upon the effectiveness of our initial public offering in October 2010. The 2010 Employee Stock Purchase Plan or “2010 ESPP Plan” was terminated after the completion of the purchase period ended March 1, 2019. Prior to the adoption of these plans, we granted options pursuant to the 2004 Equity Incentive Plan and 2005 Stock Plan. Upon termination of the predecessor plans, the shares available for grant at the time of termination and shares subsequently returned to the plans upon forfeiture or option termination, were transferred to the successor plan in effect at the time of share return. Under the 2010 Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant restricted stock, Restricted Stock Units (“RSU”), stock appreciation rights and new shares of common stock upon exercise of stock options.

2010 Equity Incentive Plan and Outside Director Equity Incentive Plan

Stock options granted under the 2010 Plan may be either Incentive Stock Option (“ISO”) or Non-Qualified Stock Option (“NSO”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing employees generally vest over four years on a monthly basis and stock options granted to new employee vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter

Stock options granted under the 2010 Director Plan provide for the grant of NSOs. Stock options under the 2010 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing directors generally vest over one year on a monthly basis and stock options granted to new directors generally vest over three years at a rate of one-third upon the first anniversary of the vesting commencement date and 1/36th per month thereafter.

As of December 31, 2019 and 2018, we had an aggregate of 20.5 million and 11.3 million shares of common stock,  respectively, reserved and available for future issuance under the 2010 Plan and 2010 Director Plan.

In January 2020, an additional 7.7 million shares were reserved under the 2010 Plan and an additional 1.5 million shares were reserved under the 2010 Director Plan.

Stock Options

For the year ended December 31, 2019, no stock options were granted. The following table summarizes stock option activity for the year ended December 31, 2019 (in thousands, except per share amounts):

	Stock Options Outstanding
	Number		Weighted average
	of shares	Exercise price	exercise price
Balances, December 31, 2018	25,176	$1.16 – 16.00	$5.66
Additional shares reserved
Options granted	—	—	—
Options exercised	(1,199)	$1.16 – 7.05	$4.78
Options canceled	(1,280)	$2.54 – 16.00	$8.01
Balances, December 31, 2019	22,697	$1.16 – 16.00	$5.57

The expired options during the year ended December 31, 2019 totaled 0.9 million with exercise price range from $2.54 to $16.00 and a  weighted average exercise price per share of $9.90.

The following table summarizes information with respect to stock options outstanding and exercisable under the plans at December 31, 2019:

	Options Outstanding			Options Exercisable
		Weighted average
	Number	remaining contractual	Weighted average	Number	Weighted average
Exercise price	outstanding	life (Years)	exercise price	vested	exercise price
$0.00 – 1.60	414,207	2.87	$1.18	414,207	$1.18
$1.60 – 3.20	5,720,080	6.38	$2.54	3,680,040	$2.54
$3.20 – 4.80	3,110,896	3.88	$4.02	2,858,193	$4.02
$4.80 – 6.40	5,935,013	6.12	$5.46	4,895,635	$5.46
$6.40 – 8.00	2,554,434	5.19	$7.21	2,525,441	$7.21
$8.00 – 9.60	3,061,742	4.63	$8.77	2,938,483	$8.77
$9.60 – 11.20	1,224,700	4.94	$10.20	1,224,700	$10.20
$11.20 – 12.80	423,252	1.08	$12.10	423,252	$12.10
$12.80 – 14.40	163,250	1.00	$13.71	163,210	$13.71
$14.40 – 16.00	89,000	0.80	$15.99	89,000	$15.99
	22,696,574	5.30	$5.57	19,212,161	$5.90

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $20.0 million and $14.5 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $5.14, our closing stock price on the last trading day of our fourth quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock. The weighted average remaining contractual life for exercisable options is 4.86  years.

The vested and expected to vest options as of December 31, 2019 totaled 21,231,000,  with aggregate intrinsic value of $17.8 million, weighted average exercise price per share of $5.69 and weighted average remaining contractual life of 5.13 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $2.6 million, $5.3 million and $1.7 million, respectively.

The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $2.9 million, $3.9 million and $6.4 million, respectively.

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

The following table summarizes the time-based RSUs activity for the year ended December 31, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2018	371	$3.20
RSUs granted	900	7.06
RSUs vested	(127)	4.35
RSUs forfeited	(58)	5.86
Unvested RSUs outstanding at December 31, 2019	1,086	$6.12

For the years ended December 31, 2019, we recognized compensation expense of $4.9 million related to time-based RSUs.

Performance-based RSUs

During 2018, the Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting under the 2010 Plan to certain employees. Each RSU represents one equivalent share of our common stock to be awarded upon vesting at the end of the performance periods, if specific performance goals set by the Compensation Committee of the Board of Directors are achieved. No RSUs with performance-based vesting will vest if the performance goals are not met. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We make a quarterly probability assessment as to whether the performance goals will be achieved. Changes in our assessment of the probability of vesting results in adjustments to stock-based compensation, which may include either a cumulative catch-up of expense or a reduction of expense depending on whether the likelihood of vesting has increased or decreased, that is recognized in the period such determination is made. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the performance-based RSUs activity for the year ended December 31, 2019 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2018	586	$2.58
PSUs granted	—	—
PSUs vested	(204)	2.57
PSUs forfeited	(244)	2.57
Unvested PSUs outstanding at December 31, 2019	138	$2.63

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

For the years ended December 31, 2019, 2018  and 2017, 1,306,329 shares, 1,674,960 shares and 1,289,663 shares of common stock were purchased under the ESPP, respectively.  As of December 31, 2019, 3,651,066 shares of our common stock remain available for issuance under our ESPP. Pursuant to the terms of the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019.

Since the Merger Agreement has been terminated, we will begin offerings under the ESPP again starting with the offering period on March 1, 2020.

The ESPP provides for an annual increase to the shares available for issuance at the beginning of each calendar year equal to 2% of the common shares then outstanding. During January 2020, an additional 3.1 million shares were reserved under the ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$1,857	$3,124	$2,311
Research and development	7,699	10,076	8,506
Sales, general and administrative	6,845	9,953	9,535
Total stock-based compensation expense	$16,401	$23,153	$20,352

As of December 31, 2019 and  2018, $0.3 million and $0.7 million of stock-based compensation cost was capitalized in inventory on our consolidated balance sheets, respectively.

The tax benefit of stock-based compensation expense was immaterial for the years ended December 31, 2019, 2018 and 2017.

Stock Options

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the year ended December 31, 2019, we did not grant any stock option. For the years ended December 31, 2018 and 2017, the weighted average fair value at grant date per stock option was $1.50 and $3.08,  respectively. We recorded stock-based compensation expense for stock options of $11.0 million, $15.5 million and $17.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected term (years)	—	5.2 years	6.1 years
Expected volatility	—	66.8%	70.0%
Risk-free interest rate	—	2.6%	2.1%
Dividend yield	—	—	—

As of December 31, 2019, $5.6 million of total unrecognized compensation expense related to stock options was expected to be recognized over a weighted-average period of 1.5 years. Future option grants will increase the amount of compensation expense to be recorded in those future periods.

Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $5.9 million, $6.3 million and $3.6 million, respectively.

ESPP

We estimated the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. For the years ended December 31,  2019, 2018 and 2017, weighted average fair value at grant date for shares to be issued under the ESPP was $0,  $1.47 and $2.28, respectively. We recorded stock-based compensation expense for ESPP of $0.5 million, $6.8 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Pursuant to the Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019. As a result, approximately $2.5 million of ESPP expense was accelerated and recognized in the fourth quarter of 2018. In addition, for the year ended December 31, 2019 there were no offerings after March 1, 2019 and as such, there were no new Black-Scholes calculations performed to calculate the fair value of new purchase rights granted for the three months ended March 31, 2019 and for the year ended December 31, 2019.

For the years ended December 31, 2019, 2018 and 2017,  the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2019	2018	2017
Expected term (years)	—	0.5 - 2.0	0.5 - 2.0
Expected volatility	—	65% - 67%	70.0%
Risk-free interest rate	—	1.3%-2.7%	0.8%-1.4%
Dividend yield	—	—	—

Cash received through the ESPP for the years ended December 31, 2019, 2018  and 2017 was $2.7 million, $3.4 million and $5.3 million, respectively.

NOTE 10. NET LOSS PER SHARE

The following options outstanding, time-based RSUs and performance-based RSUs were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Options to purchase common stock	22,697	25,176	25,404
RSUs with time-based vesting	1,086	371	—
RSUs with performance-based vesting	138	586	—

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

A summary of our revenue by geographic location for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
North America	$44,681	$35,598	$40,641
Europe (including the Middle East and Africa)	19,600	13,958	14,026
Asia Pacific	26,610	29,070	38,801
Total	$90,891	$78,626	$93,468

A summary of our revenue by category for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Instrument revenue	$45,126	$28,492	$38,626
Consumable revenue	32,616	37,863	41,404
Product revenue	77,742	66,355	80,030
Service and other revenue	13,149	12,271	13,438
Total revenue	$90,891	$78,626	$93,468

NOTE 12. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following tables summarize the unaudited quarterly financial data for the last two fiscal years:

	Fiscal 2019 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$16,425	$24,621	$21,915	$27,930
Total gross profit	5,117	9,613	6,914	12,932
Total operating expenses	35,251	33,993	35,028	30,849
Loss from operations	(30,134)	(24,380)	(28,114)	(17,917)
Gain from Continuation Advances (1)	—	—	—	18,000
Net loss	(30,324)	(24,596)	(29,123)	(91)
Basic and diluted net loss per share	$(0.20)	$(0.16)	$(0.19)	$(0.0)
Weighted average shares used in computing net loss per share	151,274	152,776	152,983	153,051

	Fiscal 2018 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenue	$19,362	$21,578	$18,160	$19,526
Total gross profit	7,296	8,862	3,192	5,746
Total operating expenses	31,245	30,607	27,862	36,369
Loss from operations	(23,949)	(21,745)	(24,670)	(30,623)
Net loss	(24,179)	(22,540)	(25,044)	(30,799)
Basic and diluted net loss per share	$(0.20)	$(0.17)	$(0.19)	$(0.21)
Weighted average shares used in computing net loss per share	123,768	131,882	135,130	149,314

(1) In accordance with the terms of the Merger Agreement,  during the fourth quarter of 2019 we received Continuation Advances  totaling $18.0 million from Illumina. Please see “Note 2 Termination of Merger with Illumina” for additional information.

NOTE 13. SUBSEQUENT EVENTS

On January 2, 2020, we, Illumina and Merger Subsidiary entered into the Termination Agreement. As part of our agreement to terminate the Merger Agreement, Illumina subsequently paid us a $98.0 million termination fee, from which we expect to pay our financial advisor associated fees of approximately $10 million. In addition, as previously agreed to pursuant to the terms of the Merger Agreement, Illumina paid us additional Continuation Advances of $6 million in January 2020 and $22 million in February 2020 and is scheduled to make a final Continuation Advance to us of $6 million in March 2020. However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we will repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. In addition, up to the full amount of the Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (may have multiple closings), with the amount repayable dependent on the amount raised by us.

In February 2020, upon the maturity of the Facility Agreement, we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst &Young LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

February 28, 2020

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b)Financial Statement Schedules: See Item 15(a)(2), above.

(c)Exhibits: Refer to the Exhibit Index that follows.

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Second Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 5, 2018
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act			Filed herewith
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2005 Stock Plan and forms of option agreements thereunder	S-1	10.3	August 16, 2010
10.3	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.4+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.5+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.7+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.8†	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010
10.9†	License Agreement by and between the Registrant and GE Healthcare Bio-Sciences Corp., dated as of September 11, 2006	S-1/A	10.9	October 22, 2010
10.10	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated December 10, 2009	S-1	10.13	August 16, 2010
10.11	Third Amendment to the December 10, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.14	March 23, 2011
10.12	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated September 24, 2009	S-1	10.14	August 16, 2010
10.13	Third Amendment to the September 24, 2009 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.16	March 23, 2011
10.14	First Amendment to the September 24, 2009 Industrial Lease Agreement by and between the Registrant and AMB Property, L.P., dated as of May 19, 2010	S-1	10.15	August 16, 2010
10.15	Industrial Lease Agreement by and between the Registrant and AMB Property, L.P, dated February 8, 2010	S-1	10.16	August 16, 2010
10.16	First Amendment to the February 8, 2010 Industrial Lease by and between the Registrant and AMB Property, L.P. dated December 29, 2010	10-K	10.19	March 23, 2011
10.17	Lease by and between the Registrant and Willow Park Holding Company I, L.P. dated December 17, 2010	10-K	10.20	March 23, 2011
10.18	Lease by and between the Registrant and AMB Property, L.P. dated December 17, 2010	10-K	10.21	March 23, 2011
10.19	Lease by and between the Registrant and Willow Park Holding Company II, L.P. dated December 17, 2010	10-K	10.22	March 23, 2011

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.20+	Letter Relating to Employment Terms by and between the Registrant and Susan K. Barnes effective September 15, 2010	S-1/A	10.19	September 20, 2010
10.21+	Change in Control Severance Agreement by and between the Registrant and Susan K. Barnes effective September 9, 2010	S-1/A	10.20	September 20, 2010
10.22+	Letter Relating to Employment Terms by and between the Registrant and James Michael Phillips effective September 15, 2010	S-1/A	10.23	September 20, 2010
10.23+	Change in Control Severance Agreement by and between the Registrant and James Michael Phillips effective September 9, 2010	S-1/A	10.24	September 20, 2010
10.24+	Employment Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.32	March 1, 2012
10.25+	Change in Control Severance Agreement by and between the Registrant and Michael Hunkapiller dated January 5, 2012	10-K	10.33	March 1, 2012
10.26	Controlled Equity Offering Sales Agreement, dated October 5, 2012, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	October 5, 2012
10.27	Amendment No. 1 to Controlled Equity Offering Sales Agreement, dated November 8, 2013, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	November 12, 2013
10.28	Amendment No. 2 to Controlled Equity Offering Sales Agreement, dated February 3, 2015, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	10.1	February 3, 2015
10.29	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.1	April 1, 2015
10.30	Fifth Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.2	April 1, 2015
10.31	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.3	April 1, 2015
10.32	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.4	April 1, 2015
10.33	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.5	April 1, 2015
10.34	Second Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.6	April 1, 2015
10.35	Third Amendment to Lease Agreement with Peninsula Innovation Partners, LLC, dated March 30, 2015.	8-K	10.7	April 1, 2015
10.36	Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated July 23, 2015	10-Q	10.1	August 5, 2015

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.37†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015.	10-Q	10.2	August 5, 2015
10.38†	Second Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated June 10, 2016.	10-Q	10.1	August 4, 2016
10.39†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016.	10-K	10.50	March 6, 2017
10.40	Third Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated January 27, 2017.	10-K	10.51	March 6, 2017
10.41	Fourth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated May 31, 2017.	10-Q	10.1	August 2, 2017
10.42	Fifth Lease Amendment Agreement by and between the Registrant and Peninsula Innovation Partners, LLC, dated September 28, 2017.	10-Q	10.1	November 2, 2017
10.43	Agreement by and among Pacific Biosciences of California, Inc., Illumina, Inc. and FC Ops Corp. dated January 2, 2020	8-K	10.1	January 2, 2020
21.1	List of Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

+Indicates management contract or compensatory plan

†Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

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

Date: February 28, 2020

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

Signature	Title	Date

/s/ Michael Hunkapiller Michael Hunkapiller	Executive Chairman, Chief Executive Officer and President	February 28, 2020

/s/ Susan K. Barnes Susan K. Barnes	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	February 28, 2020

/s/ David Botstein David Botstein	Director	February 28, 2020

/s/ William W. Ericson William W. Ericson	Director	February 28, 2020

/s/ Christian Henry Christian Henry	Director	February 28, 2020

/s/ Randall S. Livingston Randall S. Livingston	Director	February 28, 2020

/s/ John F. Milligan John F. Milligan	Director	February 28, 2020

/s/ Marshall L. Mohr Marshall L. Mohr	Director	February 28, 2020

/s/ Kathy Ordoñez Kathy Ordoñez	Director	February 28, 2020

/s/ Lucy Shapiro Lucy Shapiro	Director	February 28, 2020