Form 10-Q
period 2020-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2020-05-08
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares outstanding of the issuer’s common stock as of April 30, 2020: 154,068,216

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$68,862	$29,627
Investments	73,729	19,472
Accounts receivable	7,325	15,266
Inventory	16,124	13,312
Prepaid expenses and other current assets	3,490	3,369
Total current assets	169,530	81,046
Property and equipment, net	29,076	30,070
Operating lease right-of-use assets, net	32,118	32,827
Long-term restricted cash	4,000	4,000
Other long-term assets	40	42
Total assets	$234,764	$147,985
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,223	$8,368
Accrued expenses	17,963	13,242
Deferred revenue, current	7,107	7,610
Operating lease liabilities, current	3,967	3,837
Notes payable, current	—	15,871
Deferred gain from Reverse Termination Fee	98,000	—
Other liabilities, current	714	225
Total current liabilities	131,974	49,153
Deferred revenue, non-current	1,484	1,951
Operating lease liabilities, non-current	40,903	41,964
Total liabilities	174,361	93,068

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 153,953 shares and 153,119 shares at March 31, 2020 and December 31, 2019, respectively	154	153
Additional paid-in capital	1,125,229	1,120,999
Accumulated other comprehensive income	30	5
Accumulated deficit	(1,065,010)	(1,066,240)
Total stockholders’ equity	60,403	54,917
Total liabilities and stockholders’ equity	$234,764	$147,985

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Revenue:
Product revenue	$12,293	$13,457
Service and other revenue	3,305	2,968
Total revenue	15,598	16,425
Cost of revenue:
Cost of product revenue	5,421	8,618
Cost of service and other revenue	2,689	2,690
Total cost of revenue	8,110	11,308
Gross profit	7,488	5,117
Operating expense:
Research and development	15,250	15,485
Sales, general and administrative	24,947	19,766
Total operating expense	40,197	35,251

Operating loss	(32,709)	(30,134)
Gain from Continuation Advances	34,000	—
Interest expense	(267)	(625)
Other income, net	238	435
Net income (loss)	1,262	(30,324)
Other comprehensive income (loss):
Unrealized gain on investments	25	42
Comprehensive income (loss)	1,287	(30,282)

Net income (loss) per share:
Basic	$0.01	(0.20)
Diluted	$0.01	(0.20)

Weighted average shares outstanding used in calculating net income (loss) per share
Basic	153,453	151,274
Diluted	155,855	151,274

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended March 31, 2020	Shares	Amount
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net income	—	—	—	—	1,262	1,262
Other comprehensive income	—	—	—	25	—	25
Adoption effect of Topic 326					(32)	(32)
Issuance of common stock in conjunction with equity plans	834	1	198	—	—	199
Stock-based compensation expense	—	—	4,032	—	—	4,032
Balance at March 31, 2020	153,953	$154	$1,125,229	$30	$(1,065,010)	$60,403

For the three months ended March 31, 2019
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(30,324)	(30,324)
Other comprehensive income	—	—	—	42	—	42
Issuance of common stock in conjunction with equity plans	2,428	3	6,687	—	—	6,690
Stock-based compensation expense	—	—	4,381	—	—	4,381
Balance at March 31, 2019	152,672	$153	$1,107,121	$6	$(1,012,430)	$94,850

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$1,262	$(30,324)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from Continuation Advances	(34,000)	—
Depreciation	1,657	1,796
Amortization of operating lease right-of-use assets	709	653
Amortization of debt discount and financing costs	129	279
Gain on derivative	—	(16)
Stock-based compensation	4,032	4,381
Amortization (accretion) from investment premium (discount)	(83)	(416)
Changes in assets and liabilities
Accounts receivable	7,909	1,316
Inventory	(3,374)	(1,888)
Prepaid expenses and other assets	(58)	87
Accounts payable	(4,129)	2,075
Accrued expenses	4,721	(1,703)
Deferred revenue	(970)	(230)
Operating lease liabilities	(931)	—
Other liabilities	489	(1,323)
Deferred gain from Reverse Termination Fee	98,000	—
Net cash provided by (used in) operating activities	75,363	(25,313)
Cash flows from investing activities
Purchase of property and equipment	(117)	(1,253)
Purchase of investments	(72,960)	(17,623)
Sales of investments	—	—
Maturities of investments	18,750	56,860
Net cash provided by (used in) investing activities	(54,327)	37,984
Cash flows from financing activities
Proceeds from Continuation Advances	34,000
Notes payable principal payoff	(16,000)
Proceeds from issuance of common stock from equity plans	199	6,690
Net cash provided by financing activities	18,199	6,690
Net increase in cash and cash equivalents and restricted cash	39,235	19,361
Cash and cash equivalents and restricted cash at beginning of period	33,627	23,344
Cash and cash equivalents and restricted cash at end of period	$72,862	$42,705
Cash and cash equivalents at end of period	68,862	38,205
Restricted cash at end of period	4,000	4,500
Cash and cash equivalents and restricted cash at end of period	$72,862	$42,705

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

NOTE 2 TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Merger Subsidiary”). On January 2, 2020, we, Illumina and Merger Subsidiary, entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). As part of the Termination Agreement, Illumina paid us a $98.0 million termination fee (the “Reverse Termination Fee”), from which we paid our financial advisor associated fees of $6.0 million in April 2020, which is less than the amount we initially expected. In addition, Illumina paid us cash payments (“Continuation Advances”) of $34.0 million during the first quarter of 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement) (“Change of Control Transaction”), then we may be required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. Please refer to “Note 5. Balance Sheet Components” for the accounting treatment of the Reverse Termination Fee.

In addition, up to the $52.0 million of the Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us. Please refer to “Note 3. Summary of Significant Accounting Policies” for the accounting treatment of the Continuation Advances.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2019 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is rapidly evolving. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the valuation of a financing derivative and long-term notes, the probability of repaying the Continuation Advances and Reverse Termination Fee to Illumina, the valuation and recognition of share-based compensation, the expected renewal period for service contracts to derive the amortization period for capitalized commissions, the useful lives assigned to long-lived assets, the computation of provisions for income taxes and the determination of the internal borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities. Actual results could differ materially from these estimates.

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

The fair value hierarchy established under U.S. GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

•Level 1: quoted prices in active markets for identical assets or liabilities;

•Level 2: inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2020 and December 31, 2019 respectively:

	March 31, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$32,529	$—	$—	$32,529	$18,644	$—	$—	$18,644
Commercial paper	—	36,333	—	36,333	—	10,983	—	10,983
Total cash and cash equivalents	32,529	36,333	—	68,862	18,644	10,983	—	29,627
Investments:
Commercial paper	—	45,710	—	45,710	—	16,971	—	16,971
Corporate debt securities	—	12,924	—	12,924	—	2,501	—	2,501
US government & agency securities	—	15,095	—	15,095	—	—	—	—
Total investments	—	73,729	—	73,729	—	19,472	—	19,472
Long-term restricted cash:
Cash	4,000	—	—	4,000	4,000	—	—	4,000
Total assets measured at fair value	$36,529	$110,062	$—	$146,591	$22,644	$30,455	$—	$53,099

Liabilities
Financing Derivative	$—	$—	$—	$—	$—	$—	$—	$—
Continuation Advances	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—

Estimated fair value of the financing derivative liability

The estimated fair value of the Financing Derivative liability (as defined in the “Notes payable, current” section in “Note 5. Balance Sheet Components”) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income (expense), net” in the consolidated statements of operations and comprehensive loss.

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes from the debt facility that we entered into during the first quarter of 2013 (the “Notes”) with and without the Financing Derivative by calculating the respective present values from future cash flows using a 6.5% discount rate at December 31, 2019. The estimated fair value of the Financing Derivative as of December 31, 2019 was $0.

In February 2020, upon maturity of the Notes, the Financing Derivative was extinguished. Refer to the “Notes payable, current” section in “Note 5. Balance Sheet Components” for a detailed description and valuation approach.

Estimated fair value of the Continuation Advances liability

In accordance with the terms of the Merger Agreement, we received Continuation Advances of $18.0 million and $34.0 million from Illumina during the fourth quarter of 2019 and the first quarter of 2020, respectively.

We determined that the Continuation Advances, which are subject to repayment under certain circumstances as discussed below, constitute a financial liability.

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by Accounting Standards Codification, or ASC, 825, Financial Instruments, the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that there would be no future cash outflows associated with this financial instrument because the probabilities of either of the following events occurring and requiring repayment to Illumina were evaluated as being remote as of March 31, 2020:

•we enter into a Change of Control Transaction within two years following March 31, 2020; or

•we raise $100 million or more in a single equity or debt financing (that may have multiple closings) within two years following March 31, 2020.

As a result, the estimated fair value of the liability associated with the contingent repayment of the Continuation Advances received in the first quarter of 2020 was assessed to be zero as of March 31, 2020 with a resulting non-operating gain of $34.0 million recorded as “Gain from Continuation Advances from Illumina” for the quarter ended March 31, 2020. We recorded a similar gain of $18.0 million in 2019 for the Continuation Advances received during the fourth quarter of 2019.

For the quarter ended March 31, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Net Income (Loss) per Share

Basic net income (loss) per share and diluted net income (loss) per share are presented for both periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, restricted stock units and common stock issuable pursuant to our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted net income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands, except per share amounts):

	Three Month Ended March 31,
	2020	2019

Net income (loss)	$1,262	$(30,324)
Basic
Weighted average shares used in computing basic net income (loss) per share	153,453	151,274
Basic net income (loss) per share	$0.01	$(0.20)
Diluted
Weighted average shares used in computing basic net income (loss) per share	153,453	151,274
Add: weighted average stock options	1,926	—
Add: weighted average restricted stock units	476	—
Weighted average shares used in computing diluted net income (loss) per share	155,855	151,274
Diluted net income (loss) per share	$0.01	$(0.20)

The following outstanding common stock options, restricted stock units and ESPP shares to purchase common stock were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
(in thousands)	2020	2019
Options to purchase common stock	14,265	23,833
RSUs with time-based vesting	2,208	1,102
RSUs with performance-based vesting	138	138
ESPP shares	1,346	—

Concentration and Other Risks

For the three months ended March 31, 2020, TOMY Digital Biology Co accounted for approximately 11% of our total revenue with no other customer exceeding 10% of our total revenue during the period. For the three months ended March 31, 2019, Gene Company Limited accounted for approximately 17% of our total revenue with no other customer exceeding 10% of our total revenue during the period. TOMY Digital Biology Co. is our distributor in Japan and Gene Company Limited is our primary distributor in China.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2021 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a material impact on our financial statements.

Recently Adopted Accounting Standards

Adoption of Topic 326

In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments loss (“Topic 326”), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. We adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is shown below (in thousands):

Balance Sheets	Balance at December 31, 2019	Adjustments Due to Topic 326	Balance at January 1, 2020
Assets
Accounts receivable	$15,266	$(32)	$15,234
Liabilities and Stockholders' Equity
Accumulated deficit	(1,066,240)	(32)	(1,066,272)

The adoption of Topic 326 did not have a material impact on our financial statements and our bad debt expense was immaterial as of March 31, 2020. Please see the description of our “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.

Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of the adoption of Topic 326, there have been no new or material changes to the significant accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that are of significance, or potential significance, to us.

Credit Losses

Trade accounts receivable. The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay.

Available-for-sale debt securities. Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities. We segment our portfolio based on the underlying risk profiles of the securities and have a zero loss expectation for U.S. government and agency securities. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions and concluded that an allowance for credit losses was not required as of March 31, 2020.

Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$32,529	$—	$—	$32,529
Commercial paper	36,328	6	(1)	36,333
Total cash and cash equivalents	68,857	6	(1)	68,862
Investments:
Commercial paper	45,697	13	—	45,710
Corporate debt securities	12,998	—	(74)	12,924
US government & agency securities	15,009	86	—	15,095
Total investments	73,704	99	(74)	73,729
Total cash, cash equivalents and investments	$142,561	$105	$(75)	$142,591
Long-term restricted cash:
Cash	$4,000	$—	$—	$4,000

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,644	$—	$—	$18,644
Commercial paper	10,983	—	—	10,983
Total cash and cash equivalents	29,627	—	—	29,627
Investments:
Commercial paper	16,971	1	(1)	16,971
Corporate debt securities	2,496	5	—	2,501
Total investments	19,467	6	(1)	19,472
Total cash, cash equivalents and investments	$49,094	$6	$(1)	$49,099
Long-term restricted cash:
Cash	$4,000	$—	$—	$4,000

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2020 (in thousands):

Fair Value
Due in one year or less	$102,794
Due after one year through five years	7,268
Total investments	$110,062

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of March 31, 2020 and December 31, 2019, our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2020	2019
Purchased materials	$4,464	$3,966
Work in process	5,818	4,594
Finished goods	5,842	4,752
Inventory	$16,124	$13,312

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, on May 1, 2019, the amount of the letter of credit was reduced from $4.5 million to $4.0 million. As such, $4.0 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019. Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million at March 31, 2020 will be reduced again in May 2020 by $500,000.

Deferred gain from Reverse Termination Fee

As part of the Termination Agreement, Illumina paid us a Reverse Termination Fee of $98.0 million, from which we owed our financial advisor associated fees of $6.0 million.

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction, then we may need to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. As indicated in ASC 450, Contingencies, a gain contingency usually is not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realizable. As such we have deferred the gain from the Reverse Termination Fee from Illumina until the date when the associated contingency is resolved and accordingly, we recorded the $98.0 million as “Deferred Gain from Reverse Termination Fee” in the condensed consolidated balance sheets as of March 31, 2020.

We recorded the $6.0 million of associated fees owed to our financial advisor in the “Sales, general and administrative” expense line in the condensed consolidated statements of operations and comprehensive income for the quarter ended March 31, 2020.

Notes payable, current

As of December 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under the Facility Agreement and was presented as “Notes payable, current” on the condensed consolidated balance sheet as of December 31, 2019.

In February 2020, upon the maturity of the Facility Agreement, we repaid the remaining outstanding principal of $16.0 million and interest.

Financing Derivative

A number of features embedded in the Notes required accounting for them as a derivative, including the indemnification of certain withholding taxes and the acceleration of debt upon (i) a qualified financing, (ii) an event of default, (iii) a Major Transaction (as such term is defined in the Facility Agreement), and (iv) the exercise of the warrant via offset to the debt principal. These features represent a single derivative (the “Financing Derivative”) that was bifurcated from the debt instrument and accounted for as a liability at fair value, with changes in fair value between reporting periods recorded in other income (expense), net.

The estimated fair value of the Financing Derivative was determined by comparing the difference between the fair value of the Notes with and without the Financing Derivative by calculating the respective present values from future cash flows using a 6.5% discount rate at December 31, 2019. The estimated fair value of the Financing Derivative as of December 31, 2019 was $0.

In February 2020, after we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield, the Financing Derivative balance was reduced to $0.

Deferred revenue

As of March 31, 2020, we had a total of $8.6 million of deferred revenue from our service contracts, $7.1 million of which was recorded as “Deferred revenue, current” to be recognized over the next year and the remaining $1.5 million was recorded as “Deferred revenue, non-current” to be recognized in the next 3 years. Revenue recorded in the three months ended March 31, 2020 includes $2.9 million of previously deferred revenue that was included in “Deferred revenue, current” as of December 31, 2019. Contract assets as of March 31, 2020 and December 31, 2019 were not material.

As of March 31, 2020, we had a total of $0.5 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2020, we leased approximately 180,000 square feet in 1305 O’Brien Drive, Menlo Park, California, where we house our headquarters, research and development, service and support functions. We also leased a sales office facility in Singapore and engineering support facilities in Allen, Texas.

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date, there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently pursuant to the terms of the O’Brien Lease, at May 1, 2019, the $4.5 million in restricted cash was reduced to $4.0 million and at May 1, 2020, the $4.0 million in restricted cash was reduced to $3.5 million.

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

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2020 was 7.6 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2020 was 7.9%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of March 31, 2020:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2020	$5,367
2021	7,304
2022	7,488
2023	7,704
2024	7,920
Thereafter	23,598
Total undiscounted operating lease payments	59,381
Less: imputed interest	(14,511)
Present value of operating lease liabilities	44,870

Balance Sheet Classification
Operating lease liabilities, current	3,967
Operating lease liabilities, non-current	40,903
Total operating lease liabilities	44,870

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million for the three months ended March 31, 2020 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million for both the three months ended March 31, 2020 and 2019, primarily related to our operating leases, but also include immaterial amounts for variable leases.

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

A trial for the U.S. District Court matters was held from March 9 through March 18, 2020. The jury determined that ONT Inc. and ONT Ltd. infringed the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, but the jury declined to find these patents valid based on enablement and, in the case of claim one of the ’056 Patent, written description and indefiniteness. The jury declined to find valid or infringed U.S. Patent No. 9,738,929. We filed post-trial motions with the District Court with respect to the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, seeking to overturn the validity determinations and requesting a new trial if warranted.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at March 31, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Equity Plans

As of March 31, 2020, in total, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Pursuant to the terms of the then-in-process Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019. After the merger with Illumina was terminated in January 2020, we began offerings under the ESPP again starting with the offering period beginning on March 1, 2020.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the three months ended March 31, 2020 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Balances, December 31, 2019	22,697	$1.16 – 16.00	$5.57
Options granted	35	2.45	2.45
Options exercised	(67)	1.16 – 4.25	3.00
Options canceled	(980)	2.54 – 15.77	7.80
Balances, March 31, 2020	21,685	$1.16 – 16.00	$5.48

For the three months ended March 31, 2020 and 2019, we recognized compensation expense of $1.7 million and $3.2 million, respectively, related to options.

Restricted Stock Units, or “RSUs”

Time-based RSUs

The following table summarizes the time-based RSUs activity for the three months ended March 31, 2020 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2019	1,086	$6.12
RSUs granted	4,960	4.41
RSUs released	(850)	6.79
RSUs forfeited	(115)	4.82
Unvested RSUs outstanding at March 31, 2020	5,081	$4.36

For the three months ended March 31, 2020 and 2019, we recognized compensation expense of $2.2 million and $0.7 million, respectively, related to time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs activity for the three months ended March 31, 2020 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2019	138	$2.63
PSUs granted	—	—
PSUs released	—	—
PSUs forfeited	—	—
Unvested PSUs outstanding at March 31, 2020	138	$2.63

For the three months ended March 31, 2020 and 2019, we recognized compensation expense of $0 and $7,000, respectively, related to the performance-based RSUs.

In January 2020, an additional 7.7 million shares and 1.5 million shares, respectively, were reserved under the 2010 Plan and the 2010 Director Plan. As of March 31, 2020, we had an aggregate of 26.4 million shares of common stock reserved and available for future issuance under the 2010 Plan and 2010 Director Plan.

ESPP shares

Shares issued under our ESPP were none and 1,306,329 during the three months ended March 31, 2020 and 2019, respectively. In January 2020, an additional 3.1 million shares were reserved under the ESPP. As of March 31, 2020, 6,713,447 shares of our common stock remain available for issuance under our ESPP.

For the three months ended March 31, 2020 and 2019, we recognized compensation expense of $129,000 and $548,000, respectively, related to the ESPP shares.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$527	$512
Research and development	1,759	2,012
Sales, general and administrative	1,746	1,857
Total stock-based compensation expense	$4,032	$4,381

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options for the year ended December 31, 2019 due to the then-in-process merger with Illumina.

	Three Months Ended March 31,
Stock Option	2020	2019
Expected term in years	5.1	—
Expected volatility	57%	—
Risk-free interest rate	1.2%	—
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. Pursuant to the terms of the then-in-process merger with Illumina, the ESPP was terminated after the completion of the purchase period ended March 1, 2019 and there were no offerings after March 1, 2019. As such there were no new Black-Scholes calculations performed to calculate the fair value of new purchase rights granted for the year ended December 31, 2019. After the merger with Illumina was terminated in January 2020, we began offerings under the ESPP again starting with the offering period on March 1, 2020.

	Three Months Ended March 31,
ESPP	2020	2019
Expected term in years	0.5-2.0	—
Expected volatility	57%	—
Risk-free interest rate	0.8%-1.0%	—
Dividend yield	—	—

NOTE 8. REVENUE

A summary of our revenue by geographic location for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$7,761	$8,988
Europe (including the Middle East and Africa)	3,395	3,064
Asia Pacific	4,442	4,373
Total	$15,598	$16,425

A summary of our revenue by category for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Instrument revenue	$4,024	$5,623
Consumable revenue	8,269	7,834
Product revenue	12,293	13,457
Service and other revenue	3,305	2,968
Total revenue	$15,598	$16,425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, and information with respect our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Termination of Merger with Illumina, Inc.

On January 2, 2020, we, Illumina and Merger Subsidiary entered into the Termination Agreement. As part of the Termination Agreement, Illumina paid us a $98.0 million Reverse Termination Fee, from which we paid our financial advisor associated fees of $6 million in April 2020. In addition, Illumina paid us the final Continuation Advances of $34 million during the first quarter of 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction (as defined in the Termination Agreement), then we may be required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee.

In addition, up to the $52.0 million of Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

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

COVID-19 Pandemic

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. Our first quarter 2020 financial results were impacted negatively as our customers in multiple regions around the suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. In particular, multiple customers postponed deliveries of our systems they had ordered previously, resulting in lower instrument revenues for the first quarter of 2020 as compared to the first quarter of 2019. We cannot be certain when or if these customers will eventually take delivery of their systems. Additionally, as of the end of April 2020, normal operations at a majority of our customers with PacBio systems continued to be suspended. As a result, it is likely that our consumable revenues will decline from the levels we experienced in the first quarter of 2020. We cannot reliably estimate the size and duration of the negative impact to our sales and results of operations that will result from the COVID-19 pandemic.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables, instruments and support to scientists at government, academic, and commercial labs working on COVID-19 and other high-priority research needs. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, decreases in discretionary capital spending, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic could have a continuing adverse effect on the demand for some of our products. Such economic disruption could have a material adverse effect on our business, results of operations and liquidity. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

We adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments loss on January 1, 2020, using the modified retrospective method. Please see “Recently Adopted Accounting Standards” in the Note 3. Summary of Significant Accounting Policies of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2020	2019
	(unaudited)
Revenue:
Product revenue	$12,293	$13,457	$(1,164)	(9%)
Service and other revenue	3,305	2,968	337	11%
Total revenue	15,598	16,425	(827)	(5%)
Cost of Revenue:
Cost of product revenue	5,421	8,618	(3,197)	(37%)
Cost of service and other revenue	2,689	2,690	(1)	0%
Total cost of revenue	8,110	11,308	(3,198)	(28%)
Gross profit	7,488	5,117	2,371	46%
Operating Expense:
Research and development	15,250	15,485	(235)	(2%)
Sales, general and administrative	24,947	19,766	5,181	26%
Total operating expense	40,197	35,251	4,946	14%
Operating loss	(32,709)	(30,134)	(2,575)	(9%)
Gain from Continuation Advances from Illumina	34,000	—	34,000	N/A
Interest expense	(267)	(625)	358	57%
Other income, net	238	435	(197)	(45%)
Net income (loss)	$1,262	$(30,324)	$31,586	104%

Revenue

Total revenue for the three months ended March 31, 2020 was $15.6 million, compared to $16.4 million for the same period during 2019.

Product revenue of $12.3 million for the three months ended March 31, 2020 consisted of $4.0 million from sales of Sequel and Sequel II instruments and $8.3 million from sales of consumables, compared to total product revenue of $13.5 million for the same period during 2019, consisting of $5.6 million from sales of Sequel instruments and $7.9 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations attributed due to COVID-19 as discussed above. The increase in consumable sales was primarily attributable to utilization from a larger installed base of instruments.

Service and other revenue of $3.3 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. The increase in service and other revenue was primarily attributable to a larger number of installed instruments under service contracts.

Gross Profit

Cost of product revenue was $5.4 million for the three months ended March 31, 2020, compared to cost of product revenue of $8.6 million for the same period during 2019. Cost of service and other revenue for the three months ended March 31, 2020 was $2.7 million, compared to $2.7 million for the same period during 2019.

Gross profit for the three months ended March 31, 2020 was $7.5 million, resulting in a gross margin of 48.0%, compared to gross profit of $5.1 million, resulting in a gross margin of 31.2% for the same period during 2019. Gross margin improved for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to low margins for the three months ended March 31, 2019. Gross margin of 31.2% for the three months ended March 31, 2019 was negatively impacted by approximately $1.0 million of product transition costs, including an inventory reserve taken relating to an updated forecast of a faster transition from Sequel to Sequel II instrument sales. In addition, gross margin for the three months ended March 31, 2020 benefited from higher output and factory utilization compared with the three months ended March 31, 2019. However, since the middle of March, we have significantly reduced our manufacturing output, leading to idle capacity. As a result, we expect our gross margin to decrease significantly until we return to normal capacity, the timing of which we cannot reliably estimate due to the effects of COVID-19.

Research and Development Expense

During the three months ended March 31, 2020, research and development expense decreased by $0.2 million, or 2%, compared to the same period during 2019. Research and development expense included stock-based compensation expense of $1.8 million and $2.0 million during the three months ended March 31, 2020 and 2019, respectively.

Sales, General and Administrative Expense

During the three months ended March 31, 2020, sales, general and administrative expense increased by $5.2 million, or 26%, compared to the same period during 2019. The increase in sales, general and administrative expense was primarily attributable to the financial advisory fee of $6.0 million associated with the terminated merger with Illumina and $3.7 million associated with higher patent litigation expenses, partially offset by a $5.1 million reduction in merger related expenses incurred during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Sales, general and administrative expense included stock-based compensation expense of $1.7 million and $1.9 million during the three months ended March 31, 2020 and 2019, respectively.

Gain from Continuation Advances from Illumina

In accordance with the terms of the Merger Agreement, during the first quarter of 2020 we received Continuation Advances totaling $34.0 million from Illumina, which resulted in a non-operating gain of $34.0 million.

Interest Expense

Interest expense for the three months ended March 31, 2020 decreased compared to the same period in 2019. Interest expense related primarily to the debt agreement with Deerfield entered into in February 2013 (the “Facility Agreement”) which matured in February 2020.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at March 31, 2020 totaled $142.6 million, compared to $49.1 million at December 31, 2019. The increase was attributable to the Reverse Termination Fee and Continuation Advances we received from Illumina partially offset by cash used in operations. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. However, the potential economic or other disruptions caused by the COVID-19 pandemic could have a material adverse effect on our business, results of operations and liquidity. We will continue to monitor our operating expenses and cash flows in response to the evolving market conditions.

On January 2, 2020, we and Illumina mutually agreed to terminate the Merger Agreement. As part of the Termination Agreement, Illumina paid us the Reverse Termination Fee of $98.0 million from which we paid our financial advisor associated fees of $6.0 million. In addition, Illumina paid us the additional Continuation Advances of $6.0 million in January 2020 and $22.0 million in February 2020 and made the last Continuation Advance payment to us of $6.0 million in March 2020. Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction, then we may be required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control

Transaction. If such Change of Control Transaction is not entered into on or prior to September 30, 2020 or if such change of control transaction is entered into on or prior to September 30, 2020 but is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. In addition, up to $52.0 million of the Continuation Advances that we received are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raise at least $100 million in equity in a single transaction or debt financing (may have multiple closings), with the amount repayable dependent on the amount raised by us. If we are required to repay the Termination Fee or the Continuation Advances, we may not be able to fund our projected operating requirements for at least twelve months from the date of filing this Quarterly Report.

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

We had $75.4 million of cash provided from operating activities for the three months ended March 31, 2020, compared to cash usage of $25.3 million from operating activities for the same period in 2019.

Cash provided by operating activities for the three months ended March 31, 2020 was due to the $98.0 million Reverse Termination Fee received from Illumina and a net income of $1.3 million plus changes in net operating assets and liabilities, offset by a gain from Continuation Advances from Illumina of $34.0 million that is considered to be a financing activity, and non-cash items such as stock-based compensation of $4.0 million and depreciation of $1.7 million. The change in net operating assets and liabilities was primarily attributed a decrease of $7.9 million in accounts receivable and an increase of accrued liabilities of $4.7 million, partially offset by a decrease of $4.1 million in accounts payable and an increase of $3.3 million in inventory.

Cash used in operating activities for the three months ended March 31, 2019 was due primarily to a net loss of $30.3 million, offset by non-cash items such as stock-based compensation of $4.4 million and depreciation of $1.8 million. The change in net operating assets and liabilities was primarily attributed to an increase of $2.1 million in accounts payable, partially offset by an increase of $1.9 million in inventory.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $54.3 million of cash for investing activities for the three months ended March 31, 2020, compared to receiving cash of $38.0 million from investing activities for the same period in 2019.

Cash used in investing activities for the three months ended March 31, 2020 was due primarily to net purchases of investments of $54.2 million and purchases of property and equipment of $0.1 million.

Cash provided in investing activities for the three months ended March 31, 2019 was due primarily to net maturities of investments of $39.2 million.

Financing Activities

Cash provided from financing activities was $18.2 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively.

Cash provided by financing activities during the three months ended March 31, 2020 was due to $34.0 million of Continuation Advances from Illumina and proceeds of $0.2 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal to Deerfield upon the maturity of the Facility Agreement.

Cash provided by financing activities during the three months ended March 31, 2019 was due to $6.7 million from the issuance of common stock through our equity compensation plans.

Capital Resources

In August 2017, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On August 18, 2017, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date. However, the Termination Agreement currently limits our ability to issue additional securities or incur indebtedness as up to the $52.0 million of Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us).

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets , there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 6. Commitments and Contingencies of Item 1. of Financial Statements under Part I – Financial Information.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in our public filings with the Securities and Exchange Commission, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Risks Related to Our Business

Our business may be adversely affected by health epidemics including the recent coronavirus outbreak.

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. As a result of COVID-19, our first quarter 2020 financial results were impacted negatively as our customers in multiple regions around the world suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. The inability to receive or accept shipment of orders for our products on a timely basis, or at all, and the delay or cancellation of orders for our products, has negatively affected and may negatively affect in the future our operations and revenues.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs working on COVID-19 and other high-priority research needs. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation.

Our manufacturing partners and suppliers could also be disrupted by conditions related to COVID-19 or other epidemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is significant uncertainty relating to the potential effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, all of which would have a negative impact on our business, financial condition and operating results.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

We have limited commercial sales to date and the commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated.

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue, planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products;

•drive adoption of our current and future products, including the Sequel II System;

•attract and retain customers for our products;

•provide appropriate levels of customer training and support for our products;

•implement an effective marketing strategy to promote awareness of our products;

•develop and implement an effective sales and distribution strategy for our current and future products;

•develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;

•comply with regulatory requirements applicable to our products;

•anticipate and adapt to changes in our market;

•accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;

•grow our share by marketing and selling our products for new and additional applications;

•maintain and develop strategic relationships with vendors, manufacturers and other industry partners to acquire necessary materials for the production of, and to develop, manufacture and commercialize, our existing or future products;

•adapt or scale our manufacturing activities to meet performance specifications and potential demand at a reasonable cost;

•avoid infringement and misappropriation of third-party intellectual property;

•obtain and maintain any necessary licenses to third-party intellectual property on commercially reasonable terms;

•obtain valid and enforceable patents that give us a competitive advantage or enforce existing patents;

•protect our proprietary technology; and

•attract, retain and motivate qualified personnel.

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

Except for the quarter ended March 31, 2020 and the quarter ended September 30, 2015 (as a result of a one-time gain on lease amendments), we have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the quarter ended March 31, 2010, this result was largely due to payment of the Reverse Termination Fee and Continuation Advances. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. Excluding any future gain relating to the Reverse Termination Fee, we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

We are not cash flow positive and may not have sufficient cash to fund our current and planned operations.

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to the SMRT Cell 8M and Sequel II System. Our existing resources may not allow us to conduct all of these activities that we believe would be beneficial for our future growth. As a result, due to our continued losses and operating cash needs as well as significant legal expenses we have incurred in connection with the merger with Illumina, we believe the Continuation Advances and the Reverse Termination Fee, which are both repayable in certain circumstances, are necessary to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts and launching of new products, operations or to increase or maintain the level of our research and development activities.

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

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for or consummate a Change of Control Transaction, then we may be required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two-year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. In addition, up to the $52.0 million of Continuation Advances actually paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us). If we are required to repay the Reverse Termination or the Continuation Advances, we may not be able to fund our projected operating requirements for at least twelve months from the date of filing of this Quarterly Report. In addition, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the SMRT Cell 8M and Sequel II System and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the SMRT Cell 8M, reagents and Sequel II System, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel System, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the SMRT Cell 8M for the Sequel II System. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the recent COVID–19 outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the SMRT Cell 8M and Sequel II System, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell 8M and Sequel II System, could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the SMRT Cell 8M and the Sequel II System. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell 8M and Sequel II System, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell 8M and Sequel II System and also any future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the SMRT Cell 8M and Sequel II System, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers’ transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell 8M and Sequel II System, our business, reputation and financial condition may be materially and adversely affected.

Our terminated merger with Illumina has affected and may in the future, materially and adversely affect our results of operations and stock price.

On January 2, 2020, we, Illumina and Merger Subsidiary terminated the Merger Agreement. Although difficult to quantify, we believe that the terminated merger with Illumina has affected and may, in the future, materially and adversely affect our results of operations, due to the following:

•the restrictions in the Merger Agreement that limited our ability to take certain actions while the Merger Agreement was in effect;

•continued liability for certain transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•diverted management attention;

•disruption of our business, including our relationships with our customers, employees, partners and other parties, due to uncertainty over when or if the merger would be completed;

•our obligation to repay the Reverse Termination Fee and Continuation Advances in certain circumstances; and

•other uncertainties that have impaired our ability to retain, recruit and motivate key personnel.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from COVID-19 as discussed above, the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Our success is highly dependent on our ability to further penetrate nucleic acid sequencing applications as well as on the growth and expansion of the demand for our products. If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the SMRT Cell 8M and Sequel II System, and related products may not be successful.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II System. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers we seek to reach or that our products will perform in accordance with customer expectations.

These applications are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular applications more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including with respect to the SMRT Cell 8M and Sequel II System. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the applications that we seek to reach, which we may be unable to do at the scale required to support our business.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business could be materially harmed.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell 8M and Sequel II System, could diminish future demand for our products and materially harm our future operating results.

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

There are also several companies that are in the process of developing or have already developed and commercialized new, competing or potentially competing technologies, products and/or services, including ONT Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement in the U.S. District Court for the District of Delaware and, previously, with the U.S. International Trade Commission, in the High Court of England and Wales and in the District Court of Mannheim, Germany. ONT Ltd. previously filed claims against us in the High Court of England and

Wales and the District Court of Mannheim, Germany, also for patent infringement, and its subsidiary, ONT Inc., filed counterclaims against us in the U.S. District Court for the District of Delaware seeking declaratory judgements of non-infringement, invalidity and unenforceability of the asserted patents, as well as antitrust, false advertising and unfair competition counterclaims that were subsequently dismissed by the Court. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, financial condition or results of operations.

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

Our ability to achieve profitability depends on our ability to attract customers for our current and future products, and we may be unable to effectively market or sell our products, or find appropriate partners to do so. To perform sales, marketing, distribution and customer support functions successfully, we face a number of risks, including:

•our ability to attract, retain and manage qualified sales, marketing and service personnel necessary to expand market acceptance for our technologies;

•the performance and commercial availability expectations of our existing and potential customers with respect to new and existing products;

•availability of potential sales and distribution partners to sell our technologies, and our ability to attract and retain such sales and distribution partners;

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

Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future could adversely affect our operations.

Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future could:

•make it more difficult for us to satisfy our obligations;

•increase our vulnerability to general adverse economic and industry conditions;

•limit our ability to fund future working capital, capital expenditures, research and development and other business opportunities;

•increase the volatility of the price of our common stock;

•limit our flexibility to react to changes in our business and the industry in which we operate;

•place us at a disadvantage to other companies that offer nucleic acid sequencing equipment or consumables; and

•limit our ability to borrow additional funds.

Our products are highly complex, have recurring support requirements and could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System and the Sequel II System. Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the SMRT Cell 8M and Sequel II System, or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Our instruments represent significant capital expenditures for our customers. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the impact of COVID-19. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could harm our future operating results.

We may not be able to convert our orders in backlog into revenue.

Our backlog represents product orders from our customers that we have confirmed and for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including the potential impacts from COVID-19. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S. We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, Brazil, and South Africa and have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties.  International operations entail a variety of other risks, including, without limitation:

•limits to travel as a result of COVID-19

•challenges in staffing and managing foreign operations;

•potentially longer sales cycles and more time required to engage and educate customers on the benefits of our platform outside of the United States;

•the potential need for localized software and documentation;

•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;

•restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (CFIUS) and substantial restrictions on investment from China;

•U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation, exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, and/or services to foreign persons;

•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers;

•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs by the U.S. government on various imports from China, Canada, Mexico and the EU and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;

•deterioration of political relations between the U.S. and China, Canada, the U.K. and the EU, which could have a material adverse effect on our sales and operations in these countries;

•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the United Kingdom from the European Union;

•difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;

•fluctuations in currency exchange rates and the related effect on our results of operations;

•increased financial accounting and reporting burdens and complexities;

•disruptions to global trade due to disease outbreaks;

•potential increases on tariffs or restrictions on trade generally; and

•significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the EU General Data Protection Regulation (“GDPR”) which took effect in the European Union in 2018.

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

The sales cycle for our sequencing instruments is lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during the periods in which our sales volume is low. Factors that may cause fluctuations in our quarterly or operating results include, without limitation, market acceptance for our products; our ability to attract new customers; publications of studies by us, competitors or third parties; the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation; the amount and timing of our costs and expenses; changes in our pricing policies or those of our competitors; general economic, industry and market conditions; the effects of seasonality; the regulatory environment; expenses associated with warranty costs or unforeseen product quality issues; the hiring, training and retention of key employees, including our ability to grow our sales organization; litigation or other claims against us for intellectual property infringement or otherwise; our ability to obtain additional financing as necessary; changes or trends in new technologies and industry standards; and the impact of COVID-19. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycle, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

The products that we may develop for clinical uses may be highly regulated, and there can be no assurance that the regulatory environment in which we would operate will not change significantly and adversely in the future. Any arrangements with physicians, hospitals and clinics may expose us to broadly applicable fraud and abuse and other laws and regulations that may restrict the financial arrangements and relationships through which we market, sell and distribute our products and services. Our employees, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements. Federal and state healthcare and other laws and regulations that may affect our ability to conduct business, include, without limitation:

•federal and state laws and regulations regarding billing and claims payment applicable to products that we may develop for clinical uses, and regulatory agencies enforcing those laws and regulations;

•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs;

•the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities;

•the federal Physician Payment Sunshine Act, or Open Payments, created under the Affordable Care Act, and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, and other laws and regulations relating to privacy and data protection including the European Union’s GDPR, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; additionally, California has enacted the California Consumer Privacy Act (“CCPA”), which requires enhanced disclosures related to California residents regarding the use or disclosure of their personal information, allows California residents to opt-out of certain uses and disclosures of their personal information without penalty, provides Californians with other choices related to personal data in our possession, and requires obtaining opt-in consent before engaging in certain uses of personal information relating to Californians under the age of 16. The California Attorney General may, once enforcement commences on July 1, 2020, seek substantial monetary penalties and injunctive relief in the event of non-compliance with the CCPA after it became operative on January 1, 2020. The CCPA also allows for private lawsuits from Californians in the event of certain data breaches. Certain aspects of the CCPA and its interpretation remain uncertain, and we may need to modify our policies or practices in an effort to comply with it;

•the federal physician self-referral prohibition, commonly known as the Stark Law; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, or breached due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

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

•the scope of the patent protection we or our licensors obtain may not be sufficiently broad to prevent others from practicing our technologies, developing competing products, designing around our patented technologies or independently developing similar or alternative technologies;

•our and our licensors’ patent applications or patents have been, are and may in the future be, subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid or the scope of those patents being substantially reduced;

•our enforcement of patents and proprietary rights in other countries may be problematic or unpredictable;

•we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions;

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Oxford Nanopore Technologies, Inc. (“ONT Inc.”) and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) and other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature in the future could result in determinations that our patents or pending patent applications are unpatentable to us, invalidated or unenforceable in whole or in part. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology, and could materially and adversely affect our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters in the United States with ONT and with PGI, and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have received adverse rulings against us with respect to our complaint with the USITC in one of these proceedings and additionally as described in Note 6. Commitments and Contingencies of Item 1. of Financial Statements under Part I – Financial Information. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

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

•announcements of new products, technological innovations or strategic partnerships by us or our competitors;

•announcements by us, our customers, partners or suppliers relating directly or indirectly to our products, services or technologies;

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

•disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;

•announcement or expectation of additional financing efforts;

•sales of our common stock by us or our stockholders;

•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•reports, guidance and ratings issued by securities or industry analysts.

•general economic and market conditions, which could be impacted by various events including COVID-19.

If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations, which have been exacerbated by COVID-19, that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Future sales of our common stock could cause our stock price to fall.

We maintain a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $150.0 million of our common stock, preferred stock, depositary shares, warrants, debt securities or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. However, up to the $52.0 million of Continuation Advances actually paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we raise at least $100 million in equity financing in a single transaction (with the amount repayable dependent on the amount raised by us). Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.1	Agreement by and among Pacific Biosciences of California, Inc., Illumina, Inc. and FC Ops Corp. dated January 2, 2020	8-K	10.1	January 2, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 8, 2020	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President, Chief Financial Officer and Principal Accounting Officer