Form 10-Q
period 2020-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2020-08-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares outstanding of the issuer’s common stock as of July 31, 2020: 154,408,829

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$43,342	$29,627
Investments	76,621	19,472
Accounts receivable	11,346	15,266
Inventory	16,768	13,312
Prepaid expenses and other current assets	2,862	3,369
Total current assets	150,939	81,046
Property and equipment, net	27,733	30,070
Operating lease right-of-use assets, net	31,435	32,827
Long-term restricted cash	3,500	4,000
Other long-term assets	41	42
Total assets	$213,648	$147,985
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,436	$8,368
Accrued expenses	12,203	13,242
Deferred revenue, current	6,932	7,610
Operating lease liabilities, current	4,103	3,837
Notes payable, current	—	15,871
Deferred gain from Reverse Termination Fee	98,000	—
Other liabilities, current	2,188	225
Total current liabilities	130,862	49,153
Deferred revenue, non-current	1,531	1,951
Operating lease liabilities, non-current	39,863	41,964
Total liabilities	172,256	93,068

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 154,318 shares and 153,119 shares at June 30, 2020 and December 31, 2019, respectively	154	153
Additional paid-in capital	1,129,091	1,120,999
Accumulated other comprehensive income	243	5
Accumulated deficit	(1,088,096)	(1,066,240)
Total stockholders’ equity	41,392	54,917
Total liabilities and stockholders’ equity	$213,648	$147,985

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Product revenue	$13,756	$21,250	$26,049	$34,707
Service and other revenue	3,321	3,371	6,626	6,339
Total revenue	17,077	24,621	32,675	41,046
Cost of revenue:
Cost of product revenue	8,225	11,980	13,646	20,598
Cost of service and other revenue	2,239	3,028	4,928	5,718
Total cost of revenue	10,464	15,008	18,574	26,316
Gross profit	6,613	9,613	14,101	14,730
Operating expense:
Research and development	15,010	14,910	30,260	30,395
Sales, general and administrative	15,127	19,083	40,074	38,849
Total operating expense	30,137	33,993	70,334	69,244

Operating loss	(23,524)	(24,380)	(56,233)	(54,514)
Gain from Continuation Advances	—	—	34,000
Interest expense	—	(644)	(267)	(1,269)
Other income, net	438	428	676	863
Net loss	(23,086)	(24,596)	(21,824)	(54,920)
Other comprehensive income (loss):
Unrealized income on investments	213	11	238	53
Comprehensive loss	$(22,873)	$(24,585)	$(21,586)	$(54,867)

Net loss per share:
Basic and diluted net loss per share	$(0.15)	$(0.16)	$(0.14)	$(0.36)
Shares used in computing basic and diluted net loss per share	154,172	152,776	153,229	152,029

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended June 30, 2020
Balance at March 31, 2020	153,953	$154	$1,125,229	$30	$(1,065,010)	$60,403
Net loss	—	—	—	—	(23,086)	(23,086)
Other comprehensive income	—	—	—	213	—	213
Issuance of common stock in conjunction with equity plans	365	—	628	—	—	628
Stock-based compensation expense	—	—	3,234	—	—	3,234
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392

For the three months ended June 30, 2019
Balance at March 31, 2019	152,672	$153	$1,107,121	$6	$(1,012,430)	$94,850
Net loss	—	—	—	—	(24,596)	(24,596)
Other comprehensive income	—	—	—	11	—	11
Issuance of common stock in conjunction with equity plans	287	—	1,400	—	—	1,400
Stock-based compensation expense	—	—	4,089	—	—	4,089
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754

For the six months ended June 30, 2020
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net loss	—	—	—	—	(21,824)	(21,824)
Other comprehensive income	—	—	—	238	—	238
Adoption effect of Topic 326					(32)	(32)
Issuance of common stock in conjunction with equity plans	1,199	1	826	—	—	827
Stock-based compensation expense	—	—	7,266	—	—	7,266
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392

For the six months ended June 30, 2019
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(54,920)	(54,920)
Other comprehensive income	—	—	—	53	—	53
Issuance of common stock in conjunction with equity plans	2,715	3	8,087	—	—	8,090
Stock-based compensation expense	—	—	8,470	—	—	8,470
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(21,824)	$(54,920)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from Continuation Advances	(34,000)	—
Depreciation	3,246	3,586
Amortization of operating lease right-of-use assets	1,392	1,289
Amortization of debt discount and financing costs	129	574
Gain on derivative	—	(16)
Stock-based compensation	7,266	8,470
Amortization (accretion) from investment premium (discount)	(177)	(677)
Changes in assets and liabilities
Accounts receivable	3,888	(3,528)
Inventory	(3,822)	(40)
Prepaid expenses and other assets	524	388
Accounts payable	(1,039)	685
Accrued expenses	(1,039)	3,198
Deferred revenue	(1,098)	734
Operating lease liabilities	(1,835)	(1,677)
Other liabilities	1,963	(938)
Deferred gain from Reverse Termination Fee	98,000	—
Net cash provided by (used in) operating activities	51,574	(42,872)
Cash flows from investing activities
Purchase of property and equipment	(436)	(1,866)
Purchase of investments	(119,200)	(36,748)
Maturities of investments	62,450	84,410
Net cash provided by (used in) investing activities	(57,186)	45,796
Cash flows from financing activities
Continuation Advances	34,000	—
Notes payable principal payoff	(16,000)	—
Proceeds from issuance of common stock from equity plans	827	8,090
Net cash provided by financing activities	18,827	8,090
Net increase in cash and cash equivalents and restricted cash	13,215	11,014
Cash and cash equivalents and restricted cash at beginning of period	33,627	23,344
Cash and cash equivalents and restricted cash at end of period	$46,842	$34,358
Cash and cash equivalents at end of period	43,342	30,358
Restricted cash at end of period	3,500	4,000
Cash and cash equivalents and restricted cash at end of period	$46,842	$34,358
Supplemental disclosure of cash flow information
Inventory transferred to property and equipment	366	1,427

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2019 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is rapidly evolving. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2020 and December 31, 2019 respectively:

	June 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$33,294	$—	$—	$33,294	$18,644	$—	$—	$18,644
Commercial paper	—	10,048	—	10,048	—	10,983	—	10,983
Total cash and cash equivalents	33,294	10,048	—	43,342	18,644	10,983	—	29,627
Investments:
Commercial paper	—	51,929	—	51,929	—	16,971	—	16,971
Corporate debt securities	—	14,662	—	14,662	—	2,501	—	2,501
US government & agency securities	—	10,030	—	10,030	—	—	—	—
Total investments	—	76,621	—	76,621	—	19,472	—	19,472
Long-term restricted cash:
Cash	3,500	—	—	3,500	4,000	—	—	4,000
Total assets measured at fair value	$36,794	$86,669	$—	$123,463	$22,644	$30,455	$—	$53,099

Liabilities
Financing Derivative	$—	$—	$—	$—	$—	$—	$—	$—
Continuation Advances	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—

Estimated fair value of the financing derivative liability

The estimated fair value of the Financing Derivative liability (as defined in the “Notes payable, current” section in “Note 5. Balance Sheet Components”) was determined using Level 3 inputs, or significant unobservable inputs. Changes to the estimated fair value of the Financing Derivative are recorded in “Other income, net” in the consolidated statements of operations and comprehensive loss.

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

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by Accounting Standards Codification, or ASC, 825, Financial Instruments, the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that there would be no future cash outflows associated with this financial instrument because the probabilities of either of the following events occurring and requiring repayment to Illumina were evaluated as being remote as of June 30 2020:

•we enter into a Change of Control Transaction within two years following March 31, 2020; or

•we raise $100 million or more in a single equity or debt financing (that may have multiple closings) within two years following March 31, 2020.

As a result, the estimated fair value of the liability associated with the contingent repayment of the Continuation Advances received in the first quarter of 2020 was assessed to be zero as of both March 31, 2020 and June 30, 2020, with a resulting non-operating gain of $34.0 million recorded as “Gain from Continuation Advances from Illumina” for the quarter ended March 31, 2020. We recorded a similar gain of $18.0 million in 2019 for the Continuation Advances received during the fourth quarter of 2019.

For the quarter ended June 30, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Net Loss per Share

The following outstanding common stock options, restricted stock units (“RSUs”), with time-based vesting and RSUs with performance-based vesting, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 7. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Six Months Ended June 30,
(in thousands)	2020	2019
Options to purchase common stock	20,485	23,414
RSUs with time-based vesting	5,109	1,121
RSUs with performance-based vesting	138	138

Concentration and Other Risks

For the three and six months ended June 30, 2020, Gene Company Limited accounted for approximately 15% and 11%, respectively, of our total revenue during the period with no other customer exceeding 10% during those periods. For the three and six months ended June 30, 2019, Gene Company Limited accounted for approximately 23% and 20% of our total revenue, respectively, with no other customer exceeding 10% during those periods. Gene Company Limited is our primary distributor in China.

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

Recently Adopted Accounting Standards

Adoption of Topic 326

In June 2016, FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. We adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is shown below (in thousands):

Balance Sheets	Balance at December 31, 2019	Adjustments Due to Topic 326	Balance at January 1, 2020
Assets
Accounts receivable	$15,266	$(32)	$15,234
Liabilities and Stockholders' Equity
Accumulated deficit	(1,066,240)	(32)	(1,066,272)

The adoption of Topic 326 did not have a material impact on our financial statements and our bad debt expense was immaterial as of June 30 2020. Please see the description of our “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.

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

Available-for-sale debt securities. Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as significance of loss, historical experience, market data, issuer-specific factors, and current economic conditions and concluded that an allowance for credit losses was not required as of June 30 2020.

Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$33,294	$—	$—	$33,294
Commercial paper	10,048	—	—	10,048
Total cash and cash equivalents	43,342	—	—	43,342
Investments:
Commercial paper	51,892	37	—	51,929
Corporate debt securities	14,483	179	—	14,662
US government & agency securities	10,003	27	—	10,030
Total investments	76,378	243	—	76,621
Total cash, cash equivalents and investments	$119,720	$243	$—	$119,963
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,644	$—	$—	$18,644
Commercial paper	10,983	—	—	10,983
Total cash and cash equivalents	29,627	—	—	29,627
Investments:
Commercial paper	16,971	1	(1)	16,971
Corporate debt securities	2,496	5	—	2,501
Total investments	19,467	6	(1)	19,472
Total cash, cash equivalents and investments	$49,094	$6	$(1)	$49,099
Long-term restricted cash:
Cash	$4,000	$—	$—	$4,000

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2020 (in thousands):

Fair Value
Due in one year or less	$81,034
Due after one year through 5 years	5,635
Total investments	$86,669

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of June 30, 2020 and December 31, 2019, our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2020	2019
Purchased materials	$5,289	$3,966
Work in process	5,795	4,594
Finished goods	5,684	4,752
Inventory	$16,768	$13,312

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, on May 1, 2019, the amount of the letter of credit was reduced from $4.5 million to $4.0 million. As such, $4.0 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of December 31, 2019. Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million was reduced again in May 2020 by $500,000. As such, $3.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of June 30, 2020.

Deferred gain from Reverse Termination Fee

As part of the Termination Agreement, Illumina paid us a Reverse Termination Fee of $98.0 million, from which we owed our financial advisor associated fees of $6.0 million.

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we enter into a definitive agreement providing for, or consummate, a Change of Control Transaction, then we may need to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction is not consummated by the two year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we will not be required to repay the Reverse Termination Fee. As indicated in ASC 450, Contingencies, a gain contingency usually is not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realizable. As such we have deferred the gain from the Reverse Termination Fee from Illumina until the date when the associated contingency is resolved and accordingly, we recorded the $98.0 million as “Deferred Gain from Reverse Termination Fee” in the condensed consolidated balance sheet as of June 30, 2020.

We recorded the $6.0 million of associated fees owed to our financial advisor in the “Sales, general and administrative” expense line in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2020.

Notes payable, current

As of December 31, 2019, a balance of $16.0 million aggregate principal amount of debt remained outstanding under the debt agreement with Deerfield entered into in February 2013 (the “Facility Agreement”) and was presented as “Notes payable, current” on the condensed consolidated balance sheet as of December 31, 2019.

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

Deferred revenue

As of June 30, 2020, we had a total of $8.4 million of deferred revenue from our service contracts, $6.9 million of which was recorded as “Deferred revenue, current” to be recognized over the next year and the remaining $1.5 million was recorded as “Deferred revenue, non-current” to be recognized in the next 3 years. Revenue recorded in the three months ended June 30, 2020 includes $2.1 million of previously deferred revenue that was included in “Deferred revenue, current” as of December 31, 2019. Contract assets as of June 30, 2020 and December 31, 2019 were not material.

As of June 30, 2020, we had a total of $0.6 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2020, we leased approximately 180,000 square feet in 1305 O’Brien Drive, Menlo Park, California, where we house our headquarters, research and development, service and support functions. We also leased a sales office facility in Singapore and engineering support facilities in Allen, Texas.

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date, there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently pursuant to the terms of the O’Brien Lease, at May 1, 2019 the $4.5 million in restricted cash was reduced to $4.0 million and at May 1, 2020 the $4.0 million in restricted cash was reduced to $3.5 million.

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

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2020 was 7.3 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of June 30, 2020 was 7.9%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of June 30, 2020:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2020	$3,597
2021	7,328
2022	7,502
2023	7,704
2024	7,920
Thereafter	23,598
Total undiscounted operating lease payments	57,649
Less: imputed interest	(13,683)
Present value of operating lease liabilities	43,966

Balance Sheet Classification
Operating lease liabilities, current	4,103
Operating lease liabilities, non-current	39,863
Total operating lease liabilities	43,966

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million and $3.6 million, respectively, for the three and six months ended June 30, 2020 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $3.1 million for the three and six months ended June 30, 2020, respectively. Operating lease costs were $1.6 million and $3.1 million for the three and six months ended June 30, 2019, respectively. For both 2020 and 2019 the operating lease costs primarily related to our operating leases, but also included immaterial amounts for variable leases.

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

A trial for the U.S. District Court matters was held from March 9 through March 18, 2020. The jury determined that ONT Inc. and ONT Ltd. infringed the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, but the jury declined to find these patents valid based on enablement and, in the case of claim one of the ’056 Patent, written description and indefiniteness. The jury declined to find valid or infringed U.S. Patent No. 9,738,929. We plan to appeal the decision to the U.S. Court of Appeals for the Federal Circuit.

Unrelated to the preceding matters, on September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810). The complaint is based on PGI’s U.S. Patent No. 7,767,441 (the “441 Patent”). We plan to vigorously defend in this matter. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking a declaratory judgement of invalidity of the ‘441 Patent. A trial for this matter is scheduled to begin on March 14, 2022.

On June 22, 2020, we filed a petition requesting institution of an inter-partes review (IPR) to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 invalid. The two petitions requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid.

On May 19, 2020, PGI filed a complaint in the Wuhan People’s Court alleging infringement of one or more claims of China patent No. CN101743321B, which is related to the ‘441 Patent. We have not received service. We plan to vigorously defend in this matter.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded at June 30, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Equity Plans

As of June 30, 2020, in total, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Pursuant to the terms of the then-in-process Merger Agreement, the ESPP was terminated after the completion of the purchase period ended March 1, 2019. After the merger with Illumina was terminated in January 2020, we began offerings under the ESPP again starting with the offering period beginning on March 1, 2020. Our 2010 Equity Incentive Plan (“2010 Plan”) and 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) expired on July 29, 2020.

On August 4, 2020, stockholders at the 2020 Annual Meeting approved a new 2020 Equity Incentive Plan and the 2010 Equity Incentive Plan and 2010 Outside Director Equity Incentive Plan were terminated. A description of the 2020 Equity Incentive Plan can be found in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, dated June 24, 2020.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the six months ended June 30, 2020 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Balances, December 31, 2019	22,697	$1.16 – 16.00	$5.57
Options granted	35	2.45	2.45
Options exercised	(341)	1.16 – 4.25	2.43
Options canceled	(1,906)	2.54 – 15.77	7.39
Balances, June 30, 2020	20,485	$1.16 – 16.00	$5.45

For the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $1.1 million and $2.9 million, respectively, related to options.

Restricted Stock Units, or “RSUs”

Time-based RSUs

The following table summarizes the time-based RSUs activity for the six months ended June 30, 2020 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2019	1,086	$6.12
RSUs granted	5,280	4.34
RSUs released	(858)	6.78
RSUs forfeited	(399)	4.47
Unvested RSUs outstanding at June 30, 2020	5,109	$4.30

For the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $1.6 million and $3.8 million, respectively, related to time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs activity for the six months ended June 30, 2020 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2019	138	$2.63
PSUs granted	—	—
PSUs released	—	—
PSUs forfeited	—	—
Unvested PSUs outstanding at June 30, 2020	138	$2.63

For the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $0 related to the performance-based RSUs.

In January 2020, an additional 7.7 million shares and 1.5 million shares, respectively, were reserved under the 2010 Plan and the 2010 Director Plan. As of June 30, 2020, we had an aggregate of 27.2 million shares of common stock reserved and available for future issuance under the 2010 Plan and 2010 Director Plan.

ESPP shares

Shares issued under our ESPP were none and 1,306,329 during the six months ended June 30, 2020 and 2019, respectively. In January 2020, an additional 3.1 million shares were reserved under the ESPP. As of June 30, 2020, 6,713,447 shares of our common stock remain available for issuance under our ESPP.

For the three and six months ended June 30, 2020, we recognized stock-based compensation expense of $408,000 and $537,000, respectively, related to the ESPP shares.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$452	$444	$979	$956
Research and development	1,433	1,918	3,192	3,930
Sales, general and administrative	1,349	1,727	3,095	3,584
Total stock-based compensation expense	$3,234	$4,089	$7,266	$8,470

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options for the three months ended June 30, 2020. We did not grant any stock options for the year ended December 31, 2019 due to the then-in-process merger with Illumina.

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option	2020	2019	2020	2019
Expected term in years	—	—	5.1	—
Expected volatility	—	—	57%	—
Risk-free interest rate	—	—	1.2%	—
Dividend yield	—	—	—	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
ESPP	2020	2019	2020	2019
Expected term in years	0.5-2.0	—	0.5-2.0	—
Expected volatility	0.6	—	0.6	—
Risk-free interest rate	0.8% -1.0%	—	0.8% -1.0%	—
Dividend yield	—	—	—	—

NOTE 8. REVENUE

A summary of our revenue by geographic location for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$8,457	$14,222	$16,218	$23,209
Europe (including the Middle East and Africa)	4,191	3,414	7,586	6,478
Asia Pacific	4,429	6,985	8,871	11,359
Total	$17,077	$24,621	$32,675	$41,046

A summary of our revenue by category for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Instrument revenue	$8,934	$12,664	$12,958	$18,287
Consumable revenue	4,822	8,586	13,091	16,420
Product revenue	13,756	21,250	26,049	34,707
Service and other revenue	3,321	3,371	6,626	6,339
Total revenue	$17,077	$24,621	$32,675	$41,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, and information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

Senior Management

On April 1, 2020, Michael Phillips retired as Sr. Vice President of Research and Development. Dr. Phillips transitioned to a consultant role on the same date. The consulting services are scheduled to end in March 2021. On May 26, 2020, we announced that Eric E. Schaefer was appointed to the role of Vice President and Chief Accounting Officer and designated as the Company’s principal accounting officer. On June 10, 2020, we announced that Dr. Michael Hunkapiller will retire as Chief Executive Officer and President by the end of the year. Dr. Hunkapiller will continue to serve on the board until the end of his term in 2021. On the same date, we announced that Susan Barnes will retire as Executive Vice President and Chief Financial Officer in August 2020.

On July 31, 2020, our Board of Directors appointed Ben Gong to the role of interim Chief Financial Officer and designated him as the Company’s principal financial officer, effective August 8, 2020. Mr. Gong will replace Susan K. Barnes who will retire as the Company’s Executive Vice President, Chief Financial Officer and principal financial officer on August 7, 2020.

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

COVID-19 Update

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. The financial results for the three and six months ended June 30, 2020 were impacted negatively as many of our customers in multiple regions around the world shut down operations for various periods of time in efforts to curb the spread of the COVID-19 pandemic. This resulted in lower product revenues for the three and six months ended June 30, 2020 as compared to the same period of 2019. A significant number of our customer sites that had shut down due to COVID-19 have re-opened. However, those that have re-opened have not necessarily resumed operating at their prior run rates, which has negatively impacted the sale of our consumables. As of June 30, 2020, approximately 20% of the sites remained inactive. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II instruments. The negative impacts of COVID-19 on our customers will likely continue to adversely impact our revenues during the second half of 2020, including the third quarter of 2020. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables, instruments and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation.

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

We adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, using the modified retrospective method. Please see “Recently Adopted Accounting Standards” in the Note 3. Summary of Significant Accounting Policies of Item 1. Financial Statements.

Except as noted above, there have been no other material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2020	2019
	(unaudited)
Revenue:
Product revenue	$13,756	$21,250	$(7,494)	(35%)
Service and other revenue	3,321	3,371	(50)	(1%)
Total revenue	17,077	24,621	(7,544)	(31%)
Cost of Revenue:
Cost of product revenue	8,225	11,980	(3,755)	(31%)
Cost of service and other revenue	2,239	3,028	(789)	(26%)
Total cost of revenue	10,464	15,008	(4,544)	(30%)
Gross profit	6,613	9,613	(3,000)	(31%)
Operating Expense:
Research and development	15,010	14,910	100	1%
Sales, general and administrative	15,127	19,083	(3,956)	(21%)
Total operating expense	30,137	33,993	(3,856)	(11%)

Operating loss	(23,524)	(24,380)	856	4%
Interest expense	—	(644)	644	100%
Other income, net	438	428	10	2%
Net loss	$(23,086)	$(24,596)	$1,510	6%

Revenue

Total revenue for the three months ended June 30, 2020 was $17.1 million compared to $24.6 million for the same period during 2019.

Product revenue of $13.8 million for the three months ended June 30, 2020 consisted primarily of $8.9 million from sales of Sequel and Sequel II instruments and $4.8 million from sales of consumables, compared to total product revenue of $21.3 million for the same period during 2019, consisting of $12.7 million from sales of Sequel instruments and $8.6 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations due to COVID-19 as discussed above. The decrease in consumable sales was primarily attributable to lower utilization of the installed base of instruments due to COVID-19 as discussed above. The negative impact of COVID-19 on our customers will likely continue to adversely impact our revenues during the second half of 2020.

Service and other revenue of $3.3 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Cost of product revenue was $8.2 million for the three months ended June 30, 2020, compared to cost of product revenue of $12.0 million for the same period during 2019. Cost of service and other revenue for the three months ended June 30, 2020 was $2.2 million, compared to $3.0 million for the same period during 2019.

Gross profit for the three months ended June 30, 2020 was $6.6 million, resulting in a gross margin of 38.7%, compared to gross profit of $9.6 million, resulting in a gross margin of 39.0% for the same period during 2019. Gross profit decreased $3.0 million for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to lower product revenue realized for the three months ended June 30, 2020.

Research and Development Expense

During the three months ended June 30, 2020, research and development expense remained relatively flat compared to the same period during 2019. Research and development expense included stock-based compensation expense of $1.4 million and $1.9 million during the three months ended June 30, 2020 and 2019, respectively.

Sales, General and Administrative Expense

During the three months ended June 30, 2020, sales, general and administrative expense decreased by $4.0 million, or 21%, compared to the same period during 2019. The decrease in sales, general and administrative expense was primarily attributable to $3.3 million in merger related expenses during the three months ended June 30, 2019, which did not recur during the three months ended June 30, 2020, and a decrease of $1.1 million in patent litigation expenses incurred during the three months ended June 30, 2020 as compared to the same period in 2019. Sales, general and administrative expense included stock-based compensation expense of $1.3 million and $1.7 million during the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased $0.6 million compared to the same period in 2019, as the debt agreement with Deerfield entered into in February 2013 (the “Facility Agreement”) matured in February 2020.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2020	2019
	(unaudited)
Revenue:
Product revenue	$26,049	$34,707	$(8,658)	(25%)
Service and other revenue	6,626	6,339	287	5%
Total revenue	32,675	41,046	(8,371)	(20%)
Cost of Revenue:
Cost of product revenue	13,646	20,598	(6,952)	(34%)
Cost of service and other revenue	4,928	5,718	(790)	(14%)
Total cost of revenue	18,574	26,316	(7,742)	(29%)
Gross profit	14,101	14,730	(629)	(4%)
Operating Expense:
Research and development	30,260	30,395	(135)	0%
Sales, general and administrative	40,074	38,849	1,225	3%
Total operating expense	70,334	69,244	1,090	2%

Operating loss	(56,233)	(54,514)	(1,719)	(3%)
Gain from Continuation Advances from Illumina	34,000	—
Interest expense	(267)	(1,269)	1,002	79%
Other income, net	676	863	(187)	(22%)
Net loss	$(21,824)	$(54,920)	$33,096	60%

Revenue

Total revenue for the six months ended June 30, 2020 was $32.7 million, compared to $41.0 million for the same period during 2019.

Product revenue of $26.0 million for the six months ended June 30, 2020 consisted of $13.0 million from sales of Sequel and Sequel II instruments and $13.0 million from sales of consumables, compared to total product revenue of $34.7 million for the same period during 2019, consisting of $18.3 million from sales of Sequel and Sequel II instruments and $16.4 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations due to COVID-19 as discussed above. The decrease in consumable sales was primarily attributable to lower utilization of the installed base of instruments due to COVID-19 as discussed above. The negative impact of COVID-19 on our customers will likely continue to adversely impact our revenues during the second half of 2020.

Service and other revenue of $6.6 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the six-month period ended June 30, 2020 was $14.1 million, resulting in a gross margin of 43.2%, compared to gross profit of $14.7 million, resulting in a gross margin of 35.9% for the same period during 2019.

Cost of product revenue was $13.6 million for the six months ended June 30, 2020, compared to cost of product revenue of $20.6 million for the same period during 2019. Cost of product revenue decreased $7.0 million for the six months ended June 30, 2020 compared to the same period in 2019 primarily resulting from lower product shipments. In addition, during the six months ended June 30, 2019, we incurred product transition costs including an inventory reserve taken in connection with the transition from Sequel to Sequel II.

Cost of service and other revenue for the six-month period ended June 30, 2020 was $4.9 million, compared to $5.7 million for the same period during 2019.

Research and Development Expense

During the six months ended June 30, 2020, research and development expense remained flat compared to the same period during 2019. Research and development expense included stock-based compensation expense of $3.2 million and $3.9 million during the six months ended June 30, 2020 and 2019, respectively.

Sales, General and Administrative Expense

During the six months ended June 30, 2020, sales, general and administrative expense increased by $1.2 million, or 3%, compared to the same period during 2019. The increase in sales, general and administrative expense was primarily attributable to an increase of $0.9 million in compensation expense. Sales, general and administrative expense included stock-based compensation expense of $3.1 million and $3.6 million during the six-month periods ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2020 decreased $1.0 million compared to the same period in 2019, as the Facility Agreement matured in February 2020.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at June 30, 2020 totaled $120.0 million, compared to $49.1 million at December 31, 2019. The increase was attributable to the Reverse Termination Fee and Continuation Advances we received from Illumina partially offset by cash used in operations and the $16.0 million repayment of debt associated with the Facility Agreement. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the filing date of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. However, the potential economic or other disruptions caused by the COVID-19 pandemic could have a material adverse effect on our business, results of operations and liquidity. We will continue to monitor our operating expenses and cash flows in response to the evolving market conditions.

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

We had $51.6 million of cash provided from operating activities for the six months ended June 30, 2020, compared to cash usage of $42.9 million from operating activities for the same period in 2019.

Cash provided by operating activities for the six months ended June 30, 2020 was due to the $98.0 million Reverse Termination Fee received from Illumina, non-cash items such as stock-based compensation of $7.3 million and depreciation of $3.2 million, partially offset by a net loss of $21.8 million and a gain from Continuation Advances from Illumina of $34.0 million, which is considered to be a financing activity. The change in net operating assets and liabilities was primarily attributed to a decrease of $3.9 million in accounts receivable, an increase of other liabilities of 2.0 million primarily relating to employee contributions for the Employee Stock Purchase Plan, partially offset by an increase of $3.8 million in inventory.

Cash used in operating activities for the six months ended June 30, 2019 was due primarily to a net loss of $54.9 million, offset by non-cash items such as stock-based compensation of $8.5 million and depreciation of $3.6 million. The change in net operating assets and liabilities was primarily attributed to an increase of $3.5 million in accounts receivable, partially offset by an increase of $3.2 million in accrued expense.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $57.2 million of cash for investing activities for the six months ended June 30, 2020, compared to receiving cash of $45.8 million from investing activities for the same period in 2019.

Cash used in investing activities for the six months ended June 30, 2020 was due primarily to net purchases of investments of $56.8 million and purchases of property and equipment of $0.4 million.

Cash provided in investing activities for the six months ended June 30, 2019 was due primarily to net maturities of investments of $47.7 million.

Financing Activities

Cash provided from financing activities was $18.8 million and $8.1 million for the six months ended June 30, 2020 and 2019, respectively.

Cash provided by financing activities during the six months ended June 30, 2020 was due to $34.0 million of Continuation Advances from Illumina and proceeds of $0.8 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal to Deerfield upon the maturity of the Facility Agreement.

Cash provided by financing activities during the six months ended June 30, 2019 was due to $8.1 million from the issuance of common stock through our equity compensation plans.

Capital Resources

In June 2020, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock, preferred stock, depository shares, warrants, units or debt securities. On July 14, 2020, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three-year period following this effective date.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

In the ordinary course of business, we enter into standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to its technology, or from claims relating to our performance or non-performance under a contract, any defective products supplied by us, or any acts or omissions, or willful misconduct, committed by us or any of our employees, agents or representatives. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable because it involves claims that may be made against us in future periods but have not yet been made. To date, we have not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Except for the broad effects of COVID-19 and its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. As a result of COVID-19, our first six months of 2020 financial results were impacted negatively as our customers in multiple regions around the world suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. A significant number of our customer sites that had shut down due to COVID-19 have re-opened. However, those that have re-opened have not necessarily resumed operating at their prior run rates, which has negatively impacted the sale of our consumables. As of June 30, 2020, approximately 20% of the sites remained inactive. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II instruments. The negative impacts of COVID-19 on our customers will likely continue to adversely impact our revenues during the second half of 2020, including the third quarter of 2020. The inability to receive or accept shipment of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation.

Our manufacturing partners and suppliers could also be disrupted by conditions related to COVID-19 or other epidemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is significant uncertainty relating to the potential effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results.

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products, may be heightened by the termination of our Merger Agreement with Illumina and the impact of the COVID-19. In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, our losses may be greater than expected and our operating results will suffer.

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.

Except for the quarter ended March 31, 2020 and the quarter ended September 30, 2015 (as a result of a one-time gain on lease amendments), we have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the quarter ended March 31, 2020, this result was largely due to income recognition of the Continuation Advances. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. Excluding any future gain relating to the Reverse Termination Fee, we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

Recent significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have recently experienced significant changes to our leadership team. On June 10, 2020, we announced the retirement of Dr. Michael Hunkapiller as our Chief Executive Officer and President by the end of the year and the retirement of Susan K. Barnes as our Executive Vice President and Chief Financial Officer, who will retire on August 7, 2020. On July 31, 2020, our Board of Directors appointed Ben Gong, effective August 8, 2020, to the role of interim Chief Financial Officer and designated as the Company’s principal financial officer. Our Board of Directors has been conducting searches for the Company’s next Chief Executive Officer and Chief Financial Officer. Also, on May 26, 2020, we announced that Eric E. Schaefer was appointed Vice President and Chief Accounting Officer and designated as the Company’s principal accounting officer.

Although we believe these leadership transitions are in the best interest of our stakeholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members within our organization to achieve our operating objectives; as such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes increase our dependency on the other members of our leadership team that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel.  If we are unable to mitigate these or other similar risks, our business, results of operation and financial condition may be adversely affected.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-

effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell 8M and Sequel II System, could diminish future demand for our products and materially harm our future operating results.

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S., especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the United States. Starting September 2018, the U.S. Trade Representative (the “USTR”) has enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Additionally, China has also imposed tariffs on imports into China from the United States. These tariffs could raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

Finally, in April 2020, BIS expanded its controls on the export, reexport, and transfer of certain items for military end-use or to military end-users in China, Russia, and Venezuela. These expanded controls could impact our ability to sell our products to certain end-users in these countries, most notably China.

Our business could be negatively impacted by changes in the United States political environment.

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels, such as during this presidential election year. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. and Harvard University previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and PGI has filed claims against us in the U.S. District Court for the District of Delaware and in the Wuhan People’s Court in China. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products and services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to develop further, commercialize, or sell products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

•operating results below the expectations of securities analysts or investors; and

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

We filed a shelf registration statement on Form S-3 with the SEC that was declared effective on July 14, 2020, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts or units. We have sold, and plan in the future to sell, shares of our common stock in underwritten offerings and have established, and may in the future establish, “at-the-market” offering programs pursuant to which we may offer and sell shares of our common stock. However, up to the $52.0 million of Continuation Advances actually paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we raise at least $100 million in equity financing in a single transaction (with the amount repayable dependent on the amount raised by us). Sales of securities have resulted and will continue to result in dilution of our existing stockholders, and such sales could cause our stock price to fall.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Furthermore, our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim against us that is governed by the internal affairs doctrine, subject to the court having personal jurisdiction over the indispensable parties named as defendants therein. This provision is not intended to apply to actions arising under the Securities Act or the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may discourage lawsuits against us or our directors, officers, and employees. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 6, 2020	By:	/s/ SUSAN K. BARNES
Susan K. Barnes
Executive Vice President and Chief Financial Officer

Date: August 6, 2020	By:	/s/ Eric E. Schaefer
Eric E. Schaefer
Vice President and Chief Accounting Officer