Form 10-Q
period 2020-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2020-11-03
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2020: 180,212,604.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$69,028	$29,627
Investments	139,522	19,472
Accounts receivable	11,806	15,266
Inventory	15,940	13,312
Prepaid expenses and other current assets	3,212	3,369
Total current assets	239,508	81,046
Property and equipment, net	26,568	30,070
Operating lease right-of-use assets, net	30,700	32,827
Long-term restricted cash	3,500	4,000
Other long-term assets	42	42
Total assets	$300,318	$147,985
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,406	$8,368
Accrued expenses	15,079	13,242
Deferred revenue, current	6,982	7,610
Operating lease liabilities, current	4,217	3,837
Notes payable, current	—	15,871
Deferred gain from Reverse Termination Fee	98,000	—
Other liabilities, current	584	225
Total current liabilities	130,268	49,153
Deferred revenue, non-current	1,761	1,951
Operating lease liabilities, non-current	38,793	41,964
Total liabilities	170,822	93,068

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 179,937 shares and 153,119 shares at September 30, 2020 and December 31, 2019, respectively	180	153
Additional paid-in capital	1,241,002	1,120,999
Accumulated other comprehensive income	118	5
Accumulated deficit	(1,111,804)	(1,066,240)
Total stockholders’ equity	129,496	54,917
Total liabilities and stockholders’ equity	$300,318	$147,985

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue:
Product revenue	$15,749	$18,484	$41,798	$53,191
Service and other revenue	3,333	3,431	9,959	9,770
Total revenue	19,082	21,915	51,757	62,961
Cost of revenue:
Cost of product revenue	9,228	12,188	22,874	32,786
Cost of service and other revenue	2,790	2,813	7,718	8,531
Total cost of revenue	12,018	15,001	30,592	41,317
Gross profit	7,064	6,914	21,165	21,644
Operating expense:
Research and development	16,467	14,962	46,727	45,357
Sales, general and administrative	14,772	20,066	54,846	58,915
Total operating expense	31,239	35,028	101,573	104,272

Operating loss	(24,175)	(28,114)	(80,408)	(82,628)
Gain from Continuation Advances	—	—	34,000	—
Interest expense	—	(664)	(267)	(1,933)
Other income (expense), net	467	(345)	1,143	518
Net loss	(23,708)	(29,123)	(45,532)	(84,043)
Other comprehensive income (loss):
Unrealized income (loss) on investments	(125)	(6)	113	47
Comprehensive loss	$(23,833)	$(29,129)	$(45,419)	$(83,996)

Net loss per share:
Basic and diluted net loss per share	$(0.14)	$(0.19)	$(0.29)	$(0.55)
Shares used in computing basic and diluted net loss per share	166,862	152,983	158,195	152,351

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended September 30, 2020
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392
Net loss	—	—	—	—	(23,708)	(23,708)
Other comprehensive loss	—	—	—	(125)	—	(125)
Issuance of common stock in conjunction with equity plans	3,274	3	13,344	—	—	13,347
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	22,345	23	93,575	—	—	93,598
Stock-based compensation expense	—	—	4,992	—	—	4,992
Balance at September 30, 2020	179,937	$180	$1,241,002	$118	$(1,111,804)	$129,496

For the three months ended September 30, 2019
Balance at June 30, 2019	152,959	$153	$1,112,610	$17	$(1,037,026)	$75,754
Net loss	—	—	—	—	(29,123)	(29,123)
Other comprehensive loss	—	—	—	(6)	—	(6)
Issuance of common stock in conjunction with equity plans	72	—	327	—	—	327
Stock-based compensation expense	—	—	4,062	—	—	4,062
Balance at September 30, 2019	153,031	$153	$1,116,999	$11	$(1,066,149)	$51,014

For the nine months ended September 30, 2020
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net loss	—	—	—	—	(45,532)	(45,532)
Other comprehensive income	—	—	—	113	—	113
Adoption effect of Topic 326					(32)	(32)
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	22,345	23	93,575	—	—	93,598
Issuance of common stock in conjunction with equity plans	4,473	4	14,170	—	—	14,174
Stock-based compensation expense	—	—	12,258	—	—	12,258
Balance at September 30, 2020	179,937	$180	$1,241,002	$118	$(1,111,804)	$129,496

For the nine months ended September 30, 2019
Balance at December 31, 2018	150,244	$150	$1,096,053	$(36)	$(982,106)	$114,061
Net loss	—	—	—	—	(84,043)	(84,043)
Other comprehensive income	—	—	—	47	—	47
Issuance of common stock in conjunction with equity plans	2,787	3	8,414	—	—	8,417
Stock-based compensation expense	—	—	12,532	—	—	12,532
Balance at September 30, 2019	153,031	$153	$1,116,999	$11	$(1,066,149)	$51,014

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(45,532)	$(84,043)
Adjustments to reconcile net loss to net cash used in operating activities
Gain from Continuation Advances	(34,000)	—
Depreciation	4,827	5,483
Amortization of operating lease right-of-use assets	2,127	1,954
Amortization of debt discount and financing costs	129	887
Gain on derivative	—	(16)
Stock-based compensation	12,258	12,532
Amortization (accretion) from investment premium (discount)	(141)	(821)
Loss on disposition of equipment	—	144
Changes in assets and liabilities
Accounts receivable	3,428	(1,371)
Inventory	(2,988)	2,255
Prepaid expenses and other assets	216	238
Accounts payable	(2,955)	1,454
Accrued expenses	1,646	4,914
Deferred revenue	(818)	387
Operating lease liabilities	(2,791)	(2,537)
Other liabilities	360	(1,592)
Deferred gain from Reverse Termination Fee	98,000	—
Net cash provided by (used in) operating activities	33,766	(60,132)
Cash flows from investing activities
Purchase of property and equipment	(972)	(2,695)
Purchase of investments	(234,555)	(42,710)
Sales of investments	—	1,500
Maturities of investments	114,700	109,360
Net cash provided by (used in) investing activities	(120,827)	65,455
Cash flows from financing activities
Continuation Advances	34,000	—
Notes payable principal payoff	(16,000)	—
Proceeds from issuance of common stock from underwritten public equity offering, net of issuance costs	93,788	—
Proceeds from issuance of common stock from equity plans	14,174	8,417
Net cash provided by financing activities	125,962	8,417
Net increase in cash and cash equivalents and restricted cash	38,901	13,740
Cash and cash equivalents and restricted cash at beginning of period	33,627	23,344
Cash and cash equivalents and restricted cash at end of period	$72,528	$37,084
Cash and cash equivalents at end of period	69,028	33,084
Restricted cash at end of period	3,500	4,000
Cash and cash equivalents and restricted cash at end of period	$72,528	$37,084
Supplemental disclosure of non-cash operating activities
Inventory transferred to property and equipment	$541	$1,784
Inventory transferred from property and equipment	$181	$1,228

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

Our current products include the Sequel II instrument and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently.

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

NOTE 2 TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Merger Subsidiary”). On January 2, 2020, we, Illumina and Merger Subsidiary, entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). As part of the Termination Agreement, Illumina paid us a $98.0 million termination fee (the “Reverse Termination Fee”), from which we paid our financial advisor associated fees of $6.0 million in April 2020. In addition, Illumina paid us cash payments (“Continuation Advances”) of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020.

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we entered into a definitive agreement providing for, or consummated, a Change of Control Transaction (as defined in the Termination Agreement) (“Change of Control Transaction”), then we may have been required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. No such definitive agreement was entered into nor was a Change of Control Transaction consummated as of September 30, 2020. Please refer to “Note 5. Balance Sheet Components” for the accounting treatment of the Reverse Termination Fee.

In addition, up to the full $52.0 million of Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raise at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us. Please refer to “Note 3. Summary of Significant Accounting Policies” for the accounting treatment of the Continuation Advances.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2019 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (COVID-19). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is rapidly evolving. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2020 and December 31, 2019 respectively:

	September 30, 2020				December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$41,784	$—	$—	$41,784	$18,644	$—	$—	$18,644
Commercial paper	—	24,244	—	24,244	—	10,983	—	10,983
U.S. Treasury security	—	3,000	—	3,000	—	—	—	—
Total cash and cash equivalents	41,784	27,244	—	69,028	18,644	10,983	—	29,627
Investments:
Commercial paper	—	105,380	—	105,380	—	16,971	—	16,971
Corporate debt securities	—	21,195	—	21,195	—	2,501	—	2,501
U.S. government & agency securities	—	10,097	—	10,097	—	—	—	—
U.S. Treasury security	—	2,850	—	2,850	—	—	—	—
Total investments	—	139,522	—	139,522	—	19,472	—	19,472
Long-term restricted cash:
Cash	3,500	—	—	3,500	4,000	—	—	4,000
Total assets measured at fair value	$45,284	$166,766	$—	$212,050	$22,644	$30,455	$—	$53,099

Liabilities
Financing Derivative	$—	$—	$—	$—	$—	$—	$—	$—
Continuation Advances	—	—	—	—	—	—	—	—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—

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

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by Accounting Standards Codification, or ASC, 825, Financial Instruments, the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that there would be no future cash outflows associated with this financial instrument because the probabilities of either of the following events occurring and requiring repayment to Illumina were evaluated as being remote as of September 30, 2020 and December 31, 2019:

•we enter into a Change of Control Transaction within two years following March 31, 2020; or

•we raise $100 million or more in a single equity or debt financing (that may have multiple closings) within two years following March 31, 2020.

As a result, the estimated fair value of the liability associated with the contingent repayment of the Continuation Advances received in the first quarter of 2020 was assessed to be zero as of March 31, 2020, June 30, 2020 and September 30, 2020, respectively, with a resulting non-operating gain of $34.0 million recorded as “Gain from Continuation Advances from Illumina” for the quarter ended March 31, 2020. We recorded a similar gain of $18.0 million in 2019 for the Continuation Advances received during the fourth quarter of 2019.

For the quarter ended September 30, 2020, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

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

	Nine Months Ended September 30,
(in thousands)	2020	2019
Options to purchase common stock	19,921	23,048
RSUs with time-based vesting	5,971	1,094
RSUs with performance-based vesting	94	138

Concentration and Other Risks

For the three and nine months ended September 30, 2020, Gene Company Limited accounted for approximately 18% and 14%, respectively, of our total revenue during the period with no other customer exceeding 10% during those periods. For the three and nine months ended September 30, 2019, Gene Company Limited accounted for approximately 14% and 18% of our total revenue, respectively, with no other customer exceeding 10% during those periods. Gene Company Limited is our primary distributor in China.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”), which replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. We adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings/accumulated deficit to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is shown below (in thousands):

Balance Sheets	Balance at December 31, 2019	Adjustments Due to Topic 326	Balance at January 1, 2020
Assets
Accounts receivable	$15,266	$(32)	$15,234
Liabilities and Stockholders' Equity
Accumulated deficit	(1,066,240)	(32)	(1,066,272)

The adoption of Topic 326 did not have a material impact on our financial statements and our bad debt expense was immaterial as of September 30, 2020. Please see the description of our “Credit Losses” accounting policy in the “Significant Accounting Policies” section below.

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

Available-for-sale debt securities. Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as significance of loss, historical experience, market data, issuer-specific factors, and current economic conditions and concluded that an allowance for credit losses was not required as of September 30 2020.

Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$41,784	$—	$—	$41,784
Commercial paper	24,243	1	—	24,244
U.S. Treasury security	3,000	—	—	3,000
Total cash and cash equivalents	69,027	1	—	69,028
Investments:
Commercial paper	105,377	12	(9)	105,380
Corporate debt securities	21,081	119	(5)	21,195
U.S. government & agency securities	10,097	1	(1)	10,097
U.S. Treasury security	2,850	—	—	2,850
Total investments	139,405	132	(15)	139,522
Total cash, cash equivalents and investments	$208,432	$133	$(15)	$208,550
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

	As of December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$18,644	$—	$—	$18,644
Commercial paper	10,983	—	—	10,983
Total cash and cash equivalents	29,627	—	—	29,627
Investments:
Commercial paper	16,971	1	(1)	16,971
Corporate debt securities	2,496	5	—	2,501
Total investments	19,467	6	(1)	19,472
Total cash, cash equivalents and investments	$49,094	$6	$(1)	$49,099
Long-term restricted cash:
Cash	$4,000	$—	$—	$4,000

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2020 (in thousands):

Fair Value
Due in one year or less	$152,858
Due after one year through 5 years	13,908
Total investments	$166,766

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 5. BALANCE SHEET COMPONENTS

Inventory

As of September 30, 2020 and December 31, 2019, our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2020	2019
Purchased materials	$5,198	$3,966
Work in process	5,439	4,594
Finished goods	5,303	4,752
Inventory	$15,940	$13,312

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, on May 1, 2019, the amount of the letter of credit was reduced from $4.5 million to $4.0 million. As such, $4.0 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of December 31, 2019. Pursuant to the terms of the O’Brien Lease, the letter of credit balance of $4.0 million was reduced again in May 2020 by $500,000. As such, $3.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of September 30, 2020.

Deferred gain from Reverse Termination Fee

As part of the Termination Agreement, Illumina paid us a Reverse Termination Fee of $98.0 million, from which we owed our financial advisor associated fees of $6.0 million. We recorded the $6.0 million of associated fees owed to our financial advisor in the “Sales, general and administrative” expense line in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2020.

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we entered into a definitive agreement providing for, or consummated, a Change of Control Transaction, then we may have been required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. If such Change of Control Transaction was not consummated by the two year anniversary of the execution of the definitive agreement for such Change of Control Transaction, then we would not have been required to repay the Reverse Termination Fee. As indicated in ASC 450, Contingencies, a gain contingency usually is not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realizable. As such, we deferred the gain from the Reverse Termination Fee from Illumina until the date when the associated contingency was resolved and accordingly, we recorded the $98.0 million as “Deferred Gain from Reverse Termination Fee” in the condensed consolidated balance sheet as of September 30, 2020. Subsequently, on October 1, 2020, the contingency clauses lapsed.

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

In February 2020, after we repaid the remaining outstanding principal of $16.0 million and interest to Deerfield, the related Financing Derivative expired.

Deferred revenue

As of September 30, 2020, we had a total of $8.7 million of deferred revenue from our service contracts, $6.9 million of which was recorded as “Deferred revenue, current” to be recognized over the next year and the remaining $1.8 million was recorded as “Deferred revenue, non-current” to be recognized in the next 3 years. Revenue recorded in the three and nine months ended September 30, 2020 includes $1.6 million and $6.5 million, respectively, of previously deferred revenue that was included in “Deferred revenue, current” as of December 31, 2019. Contract assets as of September 30, 2020 and December 31, 2019 were not material.

As of September 30, 2020, we had a total of $0.6 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date, there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently pursuant to the terms of the O’Brien Lease, on May 1, 2019 the $4.5 million in restricted cash was reduced to $4.0 million and on May 1, 2020 the $4.0 million in restricted cash was reduced to $3.5 million.

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

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of September 30, 2020 was 7.1 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of September 30, 2020 was 7.9%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of September 30, 2020:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remaining of 2020	$1,818
2021	7,328
2022	7,502
2023	7,704
2024	7,920
Thereafter	23,598
Total undiscounted operating lease payments	55,870
Less: imputed interest	(12,860)
Present value of operating lease liabilities	43,010

Balance Sheet Classification
Operating lease liabilities, current	4,217
Operating lease liabilities, non-current	38,793
Total operating lease liabilities	43,010

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million and $5.4 million, respectively, for the three and nine months ended September 30, 2020 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $4.7 million for the three and nine months ended September 30, 2020, respectively. Operating lease costs were $1.6 million and $4.7 million for the three and nine months ended September 30, 2019, respectively. For both 2020 and 2019 the operating lease costs primarily related to our operating leases, but also included immaterial amounts for variable leases.

Contingencies

We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275 (“275 Action”)). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”) which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. We are seeking remedies including injunctive relief, damages and costs. On August 23, 2018, we filed an amended complaint, adding allegations of willful infringement and adding ONT Ltd. as a defendant in the 275 Action, which was granted on August 15, 2019.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353 (“1353 Action”)). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) and U.S. Patent No. 9,738,929. We are seeking remedies including injunctive relief, damages and costs. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”). On August 23, 2018 we filed an amended complaint, adding allegations of willful infringement and adding ONT Ltd. as a defendant in the 1353 Action, which was granted on August 15, 2019.

A trial for the U.S. District Court matters was held from March 9 through March 18, 2020. The jury determined that ONT Inc. and ONT Ltd. infringed the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, but the jury declined to find these patents valid based on enablement and, in the case of claim one of the ’056 Patent, written description and indefiniteness. The jury declined to find valid or infringed U.S. Patent No. 9,738,929. We are pursuing an appeal of the decision at the U.S. Court of Appeals for the Federal Circuit.

Unrelated to the preceding matters, on September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810). The complaint (the “PGI District Court complaint”) is based on PGI’s U.S. Patent No. 7,767,441 (the “‘441 Patent”). We plan to vigorously defend in this matter. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking a declaratory judgement of invalidity of the ‘441 Patent. A trial for this matter is scheduled to begin on March 14, 2022.

On June 22, 2020, we filed a petition requesting institution of an inter-partes review (IPR) to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 invalid. The two petitions (the “PacBio IPR petitions”) requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid.

On August 19, 2020, the court ordered a stay of the PGI District Court complaint based on a joint stipulation by the parties. The matter is stayed pending the decision by the Patent Trial and Appeals Board on institution of the PacBio IPR petitions expected January 2021. If both IPR petitions are instituted, the stay will extend until the final written decision on the IPRs.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Underwritten Public Equity Offering

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

In August 2020, we entered into an underwriting agreement, relating to the public offering of 19,430,000 shares of our common stock, $0.001 par value per share, at a price to the public of $4.47 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2,914,500 shares of our common stock, which was subsequently exercised in full, and the offering including the sale of shares of common stock subject to the underwriters’ option, closed in August 2020. In total, we sold 22.3 million shares of our common stock. We paid a commission equal to 6% of the gross proceeds from the sale of shares of our common stock. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $93.9 million, excluding approximately $0.3 million of offering expenses, $0.2 million of which was unpaid as of September 30, 2020.

The Termination Agreement currently limits our ability to issue additional securities or incur indebtedness as up to the $52.0 million of the Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raise at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Equity Plans

At June 30, 2020, in total, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Our 2010 Plan and 2010 Director Plan expired on July 29, 2020.

On August 4, 2020, stockholders approved our new 2020 Equity Incentive Plan. A description of the 2020 Equity Incentive Plan can be found in our Proxy Statement for the 2020 Annual Meeting of Stockholders, dated June 24, 2020.

Pursuant to the terms of the then-in-process Merger Agreement with Illumina, offerings under our ESPP were suspended after the completion of the purchase period ended March 1, 2019. After the merger with Illumina was terminated in January 2020, we began offerings under the ESPP again starting with the offering period beginning March 1, 2020.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the nine months ended September 30, 2020 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Balances, December 31, 2019	22,697	$1.16 – 16.00	$5.57
Options granted	2,717	2.45 – 9.6	6.61
Options exercised	(2,763)	1.16 – 6.98	4.25
Options canceled	(2,730)	1.16 – 15.77	7.61
Balances, September 30, 2020	19,921	$1.16 – 16.00	$5.62

For the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $1.4 million and $4.2 million, respectively, related to options.

RSUs

Time-based RSUs

The following table summarizes the time-based RSUs activity for the nine months ended September 30, 2020 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2019	1,086	$6.12
RSUs granted	6,395	4.84
RSUs released	(876)	6.76
RSUs forfeited	(634)	4.40
Unvested RSUs outstanding at September 30, 2020	5,971	$4.84

For the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $1.7 million and $5.5 million, respectively, related to time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs (“PSUs”) activity for the nine months ended September 30, 2020 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2019	138	$2.63
PSUs granted	—	—
PSUs released	—	—
PSUs forfeited	(44)	2.63
Unvested PSUs outstanding at September 30, 2020	94	$2.63

For the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $0 related to the performance-based RSUs.

In January 2020, an additional 7.7 million shares and 1.5 million shares, respectively, were reserved under the 2010 Plan and the 2010 Director Plan. The 2010 Plan and the 2010 Director Plan expired on July 29, 2020. On August 4, 2020, stockholders at the 2020 Annual Meeting approved a new 2020 Equity Incentive Plan with 11,000,000 shares available for issuance and the 2010 Plan and 2010 Director Plan were terminated. As of September 30, 2020, we had 7.9 million shares of common stock available for future issuance.

ESPP shares

Shares issued under our ESPP were 834,677 and 1,306,329 during the nine months ended September 30, 2020 and 2019, respectively. In January 2020, an additional 3.1 million shares were reserved under the ESPP. As of September 30, 2020, 5,878,770 shares of our common stock remain available for issuance under our ESPP.

For the three and nine months ended September 30, 2020, we recognized stock-based compensation expense of $1.8 million and $2.3 million, respectively, related to the ESPP shares.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$735	$450	$1,714	$1,406
Research and development	2,105	1,906	5,297	5,836
Sales, general and administrative	2,152	1,706	5,247	5,290
Total stock-based compensation expense	$4,992	$4,062	$12,258	$12,532

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards. We did not grant any stock options for the year ended December 31, 2019 due to the then-in-process merger with Illumina.

The fair value of shares to be purchased under our stock option was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option	2020	2019	2020	2019
Expected term in years	5.1	—	5.1	—
Expected volatility	71%	—	57% - 71%	—
Risk-free interest rate	0.3%	—	0.3% - 1.2%	—
Dividend yield	—	—	—	—

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

The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2020	2019	2020	2019
Expected term in years	0.5 - 2.0	—	0.5 - 2.0	—
Expected volatility	71%	—	57% - 71%	—
Risk-free interest rate	0.1%	—	0.1% -1.0%	—
Dividend yield	—	—	—	—

NOTE 8. REVENUE

A summary of our revenue by geographic location for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$8,971	$10,393	$25,189	$33,165
Europe (including the Middle East and Africa)	4,339	4,940	11,925	11,423
Asia Pacific	5,772	6,582	14,643	18,373
Total	$19,082	$21,915	$51,757	$62,961

A summary of our revenue by category for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Instrument revenue	$7,727	$11,583	$20,685	$29,870
Consumable revenue	8,022	6,901	21,113	23,321
Product revenue	15,749	18,484	41,798	53,191
Service and other revenue	3,333	3,431	9,959	9,770
Total revenue	$19,082	$21,915	$51,757	$62,961

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

However, pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we entered into a definitive agreement providing for, or consummated, a Change of Control Transaction (as defined in the Termination Agreement), then we may have been required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. No such definitive agreement was entered into nor was a Change of Control Transaction consummated as of September 30, 2020. The $98.0 million in cash we received from Illumina for the reverse termination fee was recorded as a short-term liability as of September 30, 2020 and, on October 1, 2020, after the contingency clauses lapsed, it was subsequently recognized as a gain and will be reflected in the fourth quarter of 2020 as Other Income.

In addition, up to the $52.0 million of Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Senior Management

Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who announced his retirement, which will be effective at the end of the year. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Also, our Vice President and Chief Accounting Officer Eric E. Schaefer was appointed effective May 26, 2020, and our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Our current products include the Sequel II instrument and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently.

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

COVID-19 Update

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. The financial results for the three and nine months ended September 30, 2020 were impacted negatively as many of our customers in multiple regions around the world shut down operations for various periods of time in efforts to curb the spread of the COVID-19 pandemic. This resulted in lower product revenues for the three and nine months ended September 30, 2020 as compared to the same periods of 2019. A significant number of our customer sites that had shut down due to COVID-19 have re-opened. In addition, a significant number of customers have delayed purchases or difficulties obtaining funding for capital expenditures due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II instruments. The negative impacts of COVID-19 on our customers will likely continue to adversely impact our revenues during the fourth quarter of 2020. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2020	2019
	(unaudited)
Revenue:
Product revenue	$15,749	$18,484	$(2,735)	(15%)
Service and other revenue	3,333	3,431	(98)	(3%)
Total revenue	19,082	21,915	(2,833)	(13%)
Cost of Revenue:
Cost of product revenue	9,228	12,188	(2,960)	(24%)
Cost of service and other revenue	2,790	2,813	(23)	(1%)
Total cost of revenue	12,018	15,001	(2,983)	(20%)
Gross profit	7,064	6,914	150	2%
Operating Expense:
Research and development	16,467	14,962	1,505	10%
Sales, general and administrative	14,772	20,066	(5,294)	(26%)
Total operating expense	31,239	35,028	(3,789)	(11%)

Operating loss	(24,175)	(28,114)	3,939	14%
Interest expense	—	(664)	664	100%
Other income, net	467	(345)	812	235%
Net loss	$(23,708)	$(29,123)	$5,415	19%

Revenue

Total revenue for the three months ended September 30, 2020 was $19.1 million compared to $21.9 million for the same period during 2019.

Product revenue of $15.7 million for the three months ended September 30, 2020 consisted primarily of $7.7 million from instrument revenue and $8.0 million from consumables revenue, compared to total product revenue of $18.5 million for the same period during 2019, consisting of $11.6 million from instrument revenue and $6.9 million of consumables revenue. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations due to COVID-19 as discussed above. The increase in consumable sales was primarily attributable to higher Sequel II consumables sales. The negative impact of COVID-19 on our customers will likely continue to adversely impact our revenues during the fourth quarter of 2020.

Service and other revenue of $3.3 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $7.1 million, resulting in a gross margin of 37.0%, compared to gross profit of $6.9 million, resulting in a gross margin of 31.5% for the same period during 2019.

Cost of product revenue was $9.2 million for the three months ended September 30, 2020, compared to cost of product revenue of $12.2 million for the same period during 2019. The decrease of $3.0 million in cost of product revenue was primarily attributable to our incurring $2.8 million of product transition costs including inventory reserves taken in connection with the transition from Sequel to Sequel II during the three months ended September 30, 2019, partially offset by lower factory production in the three months ended September 30, 2020 resulting in under-absorbed overhead.

Cost of service and other revenue for the three months ended September 30, 2020 was $2.8 million, compared to $2.8 million for the same period during 2019.

Research and Development Expense

During the three months ended September 30, 2020, research and development expense increased by $1.5 million, or 10%, compared to the same period during 2019. The increase in research and development expense was primarily driven by higher chip development costs. Research and development expense included stock-based compensation expense of $2.1 million and $1.9 million during the three months ended September 30, 2020 and 2019, respectively.

Sales, General and Administrative Expense

During the three months ended September 30, 2020, sales, general and administrative expense decreased by $5.3 million, or 26%, compared to the same period during 2019. The decrease in sales, general and administrative expense was primarily attributable to $3.6 million in merger related expenses during the three months ended September 30, 2019, which did not recur during the three months ended September 30, 2020, and a decrease of $1.4 million in patent litigation expenses incurred during the three months ended September 30, 2020 as compared to the same period in 2019. Sales, general and administrative expense included stock-based compensation expense of $2.2 million and $1.7 million during the three months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased $0.7 million compared to the same period in 2019, as the debt agreement with Deerfield entered into in February 2013 (the “Facility Agreement”) matured in February 2020.

Other Income

The $98.0 million in cash we received from Illumina for the Reverse Termination Fee was recorded as a short-term liability as of September 30, 2020. On October 1, 2020, the contingency clauses lapsed and, as a result, we expect to recognize a gain of $98 million in our fourth quarter of 2020 financial results.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2020	2019
	(unaudited)
Revenue:
Product revenue	$41,798	$53,191	$(11,393)	(21%)
Service and other revenue	9,959	9,770	189	2%
Total revenue	51,757	62,961	(11,204)	(18%)
Cost of Revenue:
Cost of product revenue	22,874	32,786	(9,912)	(30%)
Cost of service and other revenue	7,718	8,531	(813)	(10%)
Total cost of revenue	30,592	41,317	(10,725)	(26%)
Gross profit	21,165	21,644	(479)	(2%)
Operating Expense:
Research and development	46,727	45,357	1,370	3%
Sales, general and administrative	54,846	58,915	(4,069)	(7%)
Total operating expense	101,573	104,272	(2,699)	(3%)

Operating loss	(80,408)	(82,628)	2,220	3%
Gain from Continuation Advances from Illumina	34,000	—
Interest expense	(267)	(1,933)	1,666	86%
Other income, net	1,143	518	625	121%
Net loss	$(45,532)	$(84,043)	$38,511	46%

Revenue

Total revenue for the nine months ended September 30, 2020 was $51.8 million, compared to $63.0 million for the same period during 2019.

Product revenue of $41.8 million for the nine months ended September 30, 2020 consisted of $20.7 million from sales of Sequel and Sequel II instruments and $21.1 million from sales of consumables, compared to total product revenue of $53.2 million for the same period during 2019, consisting of $29.9 million from sales of Sequel and Sequel II instruments and $23.3 million from sales of consumables. The decrease in instrument sales was primarily attributable to a lower number of instrument shipments and installations due to COVID-19 as discussed above. The decrease in consumable sales was primarily attributable to lower utilization of the installed base of instruments due to COVID-19 as discussed above. The negative impact of COVID-19 on our customers will likely continue to adversely impact our revenues during the fourth quarter of 2020.

Service and other revenue of $10.0 million and $9.8 million for the nine months ended September 30, 2020 and 2019, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $21.2 million, resulting in a gross margin of 41.9%, compared to gross profit of $21.6 million, resulting in a gross margin of 34.4% for the same period during 2019. Gross margin for the nine months ended September 30, 2019 was negatively impacted by product transition costs, including inventory reserves taken in connection with the transition from Sequel to Sequel II.

Cost of product revenue was $22.9 million for the nine months ended September 30, 2020, compared to cost of product revenue of $32.8 million for the same period during 2019. Cost of product revenue decreased by $10.0 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily resulting from lower product shipments. In addition, during the nine months ended September 30, 2019, we incurred product transition costs including an inventory reserve taken in connection with the transition from Sequel to Sequel II.

Cost of service and other revenue for the nine months ended September 30, 2020 was $7.7 million, compared to $8.5 million for the same period during 2019.

Research and Development Expense

During the nine months ended September 30, 2020, research and development expense increased by $1.4 million, or 3%, compared to the same period during 2019. The increase in research and development expense was primarily driven by higher chip development costs. Research and development expense included stock-based compensation expense of $5.3 million and $5.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Sales, General and Administrative Expense

During the nine months ended September 30, 2020, sales, general and administrative expense decreased by $4.1 million, or 7%, compared to the same period during 2019. The decrease in sales, general and administrative expense was primarily attributable to the acquisition-related legal fees of $12.8 million incurred for the nine months ended September 30, 2019, partially offset by $6.0 million merger advisory fee incurred in the first quarter of 2020; an increase of $1.2 million in salary and bonus expenses for the nine months ended September 30, 2020, an increase of $1.2 million in litigation expenses for the nine months ended September 30, 2020. Sales, general and administrative expense included stock-based compensation expense of $5.2 million and $5.3 million during the nine months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2020 decreased $1.7 million compared to the same period in 2019, as the Facility Agreement matured in February 2020.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at September 30, 2020 totaled $208.6 million, compared to $49.1 million at December 31, 2019. The increase was attributable to the proceeds from our public offering of common stock completed in August 2020, as well as the Reverse Termination Fee and Continuation Advances we received from Illumina, partially offset by cash used in operations and a $16.0 million repayment of debt in the first quarter of 2020. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. However, the potential economic or other disruptions caused by the COVID-19 pandemic could have a material adverse effect on our business, results of operations and liquidity. We will continue to monitor our operating expenses and cash flows in response to the evolving market conditions.

On January 2, 2020, we and Illumina mutually agreed to terminate the Merger Agreement. As part of the Termination Agreement, up to $52.0 million of the Continuation Advances that we received from Illumina are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raise at least $100 million in a single equity or debt financing (may have multiple closings), with the amount repayable dependent on the amount raised by us.

Factors that may affect our capital needs include, but are not limited to, whether we will have to repay the Continuation Advances; the pace of adoption of our products which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs, service costs, the impact of product quality, litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; and other factors.

We expect to raise additional capital in the future. To the extent that we raise additional funds through the sale of equity or convertible debt, the issuance of such securities will result in dilution to our stockholders. There can be no assurance that such funds will be available on favorable terms, or at all, particularly in light of restrictions under the Termination Agreement. If adequate funds are not available, we may be required to obtain funds by entering into collaboration, licensing or debt agreements on unfavorable terms. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, or to increase or maintain the level of our research and development activities. If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of, or eliminating some or all of, our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products or cease operations. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements, and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities.

We had $33.8 million of cash provided from operating activities for the nine months ended September 30, 2020, compared to cash usage of $60.1 million from operating activities for the same period in 2019.

Cash provided by operating activities for the nine months ended September 30, 2020 was due to the $98.0 million Reverse Termination Fee received from Illumina, non-cash items such as stock-based compensation of $12.3 million and depreciation of $4.8 million, partially offset by a net loss of $45.5 million and a gain from Continuation Advances from Illumina of $34.0 million, which is considered to be a financing activity. The change in net operating assets and liabilities was primarily attributed to a decrease of $3.4 million in accounts receivable, partially offset by an increase of $3.0 million in inventory.

Cash used in operating activities for the nine months ended September 30, 2019 was due primarily to a net loss of $84.0 million, offset by non-cash items such as stock-based compensation of $12.5 million and depreciation of $5.5 million. The change in net operating assets and liabilities was primarily attributed to an increase of $1.4 million in accounts receivable, partially offset by an increase of $4.9 million in accrued expenses and a decrease of $2.3 million in inventory.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $120.8 million of cash for investing activities for the nine months ended September 30, 2020, compared to receiving cash of $65.5 million from investing activities for the same period in 2019.

Cash used in investing activities for the nine months ended September 30, 2020 was due primarily to net purchases of investments of $119.9 million and purchases of property and equipment of $1.0 million.

Cash provided in investing activities for the nine months ended September 30, 2019 was due primarily to net maturities of investments of $68.2 million.

Financing Activities

Cash provided from financing activities was $126.0 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Cash provided by financing activities during the nine months ended September 30, 2020 stemmed from the net proceeds of $93.8 million from our August 2020 underwritten public equity offering after deducting underwriter commissions and paid offering expenses, $34.0 million of Continuation Advances from Illumina and proceeds of $14.2 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal to Deerfield upon the maturity of the Facility Agreement.

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

In August 2020 we entered into an underwriting agreement, relating to the public offering of 19,430,000 shares of our common stock, $0.001 par value per share, at a price to the public of $4.47 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2,914,500 shares of our common stock, which was subsequently exercised in full, and the offering including the sale of shares of common stock subject to the underwriters’ option, closed in August 2020. In total, we sold 22.3 million shares of our common stock. We paid a commission equal to 6% of the gross proceeds from the sale of shares of our common stock. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $93.9 million, excluding approximately $0.3 million of offering expenses, $0.2 million of which was unpaid as of September 30, 2020. As a result, $150.1 million remains available under the current shelf registration.

However, the Termination Agreement currently limits our ability to issue additional securities or incur indebtedness as up to the $52.0 million of Continuation Advances paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into a Change of Control Transaction or raise at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 6. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. As a result of COVID-19, our first nine months of 2020 financial results were impacted negatively as our customers in multiple regions around the world suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. However, a significant number of our customer sites that had shut down due to COVID-19 have re-opened. In addition, a significant number of customers have delayed purchases of capital due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments. The negative impacts of COVID-19 on our customers will likely continue to adversely impact our revenues during the fourth quarter of 2020. The inability to receive or accept shipment of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation.

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

Our first commercial product launched in 2011 and we have had limited sales to date. As such, we have limited historical financial data upon which to base our projected revenue and planned operating expenses or upon which to evaluate our company and our commercial prospects. Furthermore, in September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products;

•drive adoption of our current and future products, including the Sequel II/IIe Systems;

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

Except for the quarter ended March 31, 2020 and the quarter ended September 30, 2015 (as a result of a one-time gain on lease amendments), we have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. While we achieved profitability for the quarter ended March 31, 2020, this result was largely due to income recognition of the Continuation Advances. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. Excluding the recognition in October 2020 of gain relating to the Reverse Termination Fee, we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to the Sequel System, the SMRT Cell 8M and Sequel II/IIe Systems and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II/IIe Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the SMRT Cell 8M, reagents and Sequel II/IIe Systems, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel System, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the SMRT Cell 8M for the Sequel II/IIe Systems. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the recent COVID–19 outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could negatively impact our ability to sell our products or result in other material adverse effects on our business, financial condition and results of operations.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products, and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell 8M and Sequel II/IIe Systems, could materially and adversely affect our business, financial condition and results of operations.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the SMRT Cell 8M and the Sequel II/IIe Systems. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully market, sell and commercialize our products in the markets we seek to reach.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, we may incur significant costs during these transitions, and they may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell 8M and Sequel II/IIe Systems and also any future products that may be developed for clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing the transitions, including costs of write-downs of our products, as current or future customers’ transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe System, our business, reputation and financial condition may be materially and adversely affected.

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

•our obligation to repay the Continuation Advances in certain circumstances; and

•other uncertainties that have impaired our ability to retain, recruit and motivate key personnel.

The occurrence, continuation or exacerbation of any of these events individually or in combination could materially and adversely affect our results of operations.

We may need to repay the Continuation Advances to Illumina.

Pursuant to the Termination Agreement, up to the $52.0 million of Continuation Advances actually paid to us are repayable without interest to Illumina if, within two years of March 31, 2020, we enter into, or consummate a Change of Control Transaction or raises at least $100 million in equity or debt financing in a single transaction (with the amount repayable dependent on the amount raised by us). If we are required to repay the Continuation Advances, we may have to make significant changes to our operations, including delaying or reducing the scope of or eliminating some or all of our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could impede our ability to achieve our business objectives and could materially harm our operating results. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it would have a material adverse effect on our business, financial condition and results of operations.

Recent significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have recently experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who announced his retirement at the end of the year. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Also, our Vice President and Chief Accounting Officer Eric E. Schaefer was appointed effective May 26, 2020, and our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. For example, the sale and commercialization of the SMRT Cell 8M and Sequel II/IIe Systems, and related products may not be successful.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot assure you that we can successfully acquire additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers we seek to reach or that our products will perform in accordance with customer expectations.

These applications are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that they will be receptive to any of our products. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular applications more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the applications that we seek to reach, which we may be unable to do at the scale required to support our business.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System and the Sequel II System. Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the SMRT Cell 8M and Sequel II/IIe Systems, or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We generally ship our sequencing instruments with one year of service included in the purchase price with an option to purchase one or more additional years of service. We also provide a warranty for our consumables, which is generally limited to replacing, or at our option, giving credit for any consumable with defects in material or workmanship. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Risks Related to Regulation

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

We filed a shelf registration statement on Form S-3 with the SEC that was declared effective on July 14, 2020, pursuant to which we may, from time to time, sell up to an aggregate of $250.0 million of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts or units.  In August 2020, we sold 22.3 million shares of our common stock in an underwritten public offering pursuant to this shelf registration statement on Form S-3, for aggregate gross proceeds of $99.9 million.

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

General Risk Factors

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

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels, such as during this presidential election year. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future

Disruption of critical information technology systems or material breaches in the security of our systems could harm our business, customer relations and financial condition.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
10.1+	2020 Equity Incentive Plan and related forms of agreement	8-K	10.1	August 5, 2020
10.2+	Letter Relating to Employment Terms – Susan G. Kim effective as of September 28, 2020			Filed herewith
10.3+	Change in Control and Severance Agreement by and between the Company and Susan G. Kim effective as of September 28, 2020			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 2, 2020	By:	/s/ SUSAN G. Kim
Susan G. Kim
Chief Financial Officer

Date: November 2, 2020	By:	/s/ Eric E. Schaefer
Eric E. Schaefer
Vice President and Chief Accounting Officer