Form 10-Q
period 2021-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2021-05-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares outstanding of the issuer’s common stock as of April 30, 2021: 198,372,941.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$932,398	$81,611
Investments	227,921	237,203
Accounts receivable	12,906	16,837
Inventory	16,268	14,230
Prepaid expenses and other current assets	5,623	4,870
Short-term restricted cash	836	836
Total current assets	1,195,952	355,587
Property and equipment, net	24,207	24,899
Operating lease right-of-use assets, net	29,162	29,951
Long-term restricted cash	3,500	3,500
Other long-term assets	67	43
Total assets	$1,252,888	$413,980
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,471	$3,579
Accrued expenses	14,672	17,350
Deferred revenue, current	9,607	8,722
Operating lease liabilities, current	4,448	4,332
Other liabilities, current	1,539	4,519
Total current liabilities	33,737	38,502
Deferred revenue, non-current	5,687	1,568
Operating lease liabilities, non-current	36,485	37,667
Convertible senior notes, net	895,674	—
Other liabilities, non-current	752	752
Total liabilities	972,335	78,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 198,340 shares and 192,294 shares at March 31, 2021 and December 31, 2020, respectively	198	192
Additional paid-in capital	1,404,585	1,372,083
Accumulated other comprehensive income	74	85
Accumulated deficit	(1,124,304)	(1,036,869)
Total stockholders’ equity	280,553	335,491
Total liabilities and stockholders’ equity	$1,252,888	$413,980

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Revenue:
Product revenue	$25,303	$12,293
Service and other revenue	3,694	3,305
Total revenue	28,997	15,598
Cost of revenue:
Cost of product revenue	12,697	5,421
Cost of service and other revenue	3,323	2,689
Total cost of revenue	16,020	8,110
Gross profit	12,977	7,488
Operating expense:
Research and development	20,548	15,250
Sales, general and administrative	26,139	24,947
Total operating expense	46,687	40,197

Operating loss	(33,710)	(32,709)
Gain (loss) from Continuation Advances	(52,000)	34,000
Interest expense	(1,789)	(267)
Other income, net	64	238
Net income (loss)	(87,435)	1,262
Other comprehensive income:
Unrealized income (loss) on investments	(11)	25
Comprehensive income (loss)	$(87,446)	$1,287

Net income (loss) per share:
Basic	$(0.45)	$0.01
Diluted	$(0.45)	$0.01

Weighted average shares outstanding used in computing net income (loss) per share
Basic	194,790	153,453
Diluted	194,790	155,855

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended March 31, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(87,435)	(87,435)
Other comprehensive loss	—	—	—	(11)	—	(11)
Issuance of common stock in conjunction with equity plans	6,046	6	22,337	—	—	22,343
Stock-based compensation expense	—	—	10,165	—	—	10,165
Balance at March 31, 2021	198,340	$198	$1,404,585	$74	$(1,124,304)	$280,553

For the three months ended March 31, 2020
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net income	—	—	—	—	1,262	1,262
Other comprehensive income	—	—	—	25	—	25
Adoption effect of Topic 326	—	—	—	—	(32)	(32)
Issuance of common stock in conjunction with equity plans	834	1	198	—	—	199
Stock-based compensation expense	—	—	4,032	—	—	4,032
Balance at March 31, 2020	153,953	$154	$1,125,229	$30	$(1,065,010)	$60,403

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(87,435)	$1,262
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (gain) from Continuation Advances	52,000	(34,000)
Depreciation	1,606	1,657
Amortization of operating lease right-of-use assets	790	709
Amortization of debt discount and financing costs	74	129
Stock-based compensation	10,165	4,032
Amortization (accretion) from investment premium (discount)	565	(83)
Changes in assets and liabilities
Accounts receivable	3,931	7,909
Inventory	(2,556)	(3,374)
Prepaid expenses and other assets	(675)	(58)
Accounts payable	153	(4,129)
Accrued expenses	(2,680)	4,721
Deferred revenue	5,004	(970)
Operating lease liabilities	(1,066)	(931)
Other liabilities	(2,980)	489
Deferred gain from Reverse Termination Fee	—	98,000
Net cash provided by (used in) operating activities	(23,104)	75,363
Cash flows from investing activities
Purchase of property and equipment	(401)	(117)
Purchase of investments	(64,426)	(72,960)
Sales of investments	4,597	—
Maturities of investments	68,400	18,750
Net cash provided by (used in) investing activities	8,170	(54,327)
Cash flows from financing activities
Continuation Advances	(52,000)	34,000
Notes payable principal payoff	—	(16,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	895,624	—
Issuance costs paid for underwritten public equity offering	(246)	—
Proceeds from issuance of common stock from equity plans	22,343	199
Net cash provided by financing activities	865,721	18,199
Net increase in cash and cash equivalents and restricted cash	850,787	39,235
Cash and cash equivalents and restricted cash at beginning of period	85,947	33,627
Cash and cash equivalents and restricted cash at end of period	$936,734	$72,862
Cash and cash equivalents at end of period	$932,398	$68,862
Restricted cash at end of period	4,336	4,000
Cash and cash equivalents and restricted cash at end of period	$936,734	$72,862

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

Our current products include the Sequel II and Sequel IIe instruments and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently.

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

NOTE 2. INVITAE COLLABORATION

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to PacBio to enable PacBio to develop products relating to production-scale high-throughput sequencing (“Program Products”). If and when Program Products become commercially available for sale, Invitae may purchase the Program Products. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

The funding Invitae will provide to PacBio will equal certain development costs incurred by PacBio in connection with the Program Products (“Program Development Costs”). Under the Development Agreement, we will be responsible for conducting a program to develop the Program Products, and subsequently for manufacturing the Program Products. We will make general decisions regarding the development program jointly with Invitae but PacBio is responsible for all research and development activities. The entire development program is expected to last approximately sixty months, but may be shorter or longer.

As the primary benefit of its contribution, Invitae will be entitled to preferred pricing on the Program Products if and when they are available for commercial sale. Each Program Product will have a preferential pricing period, which will not exceed four years from the date of the first delivery of that Program Product (“Preferential Pricing Period”). During the Preferential Pricing Period for each Program Product, Invitae may purchase the Program Product at a substantially reduced margin until it has recouped a multiple of its contribution as defined in the Development Agreement. For a specified period after the end of the Preferential Pricing Period, Invitae has the right to purchase the Program Product at a higher price, determined by a formula, than the price during the Preferential Pricing Period (“Extended Pricing Period”). The Extended Pricing Periods will terminate early if Invitae does not meet certain volume minimums.

We and Invitae may terminate the Development Agreement if the other party remains in material breach of the Development Agreement following a cure period to remedy the material breach. In addition, the Development Agreement includes certain other circumstances for termination by each party, including circumstances where Invitae may terminate for delays, IP concerns, PacBio’s change in control, or without cause.

In certain termination circumstances, (i) we will be obligated to refund all or a portion of the development costs advanced by Invitae and/or (ii) we will owe Invitae a share of the revenue that may be generated from the sale of the Program Products to third parties if and when they are commercialized, until such time as Invitae has recouped the amounts reimbursed to us, and in certain circumstances, a mutually agreed return.

We expect to incur significant development costs over the duration of the Development Agreement. There can be no assurances that the development program will be successful or that the Program Products will become ready for commercial sale.

We determined that the primary benefit from the arrangement to Invitae is the ability to procure the Program Products during the Preferential Pricing Period at substantial discounts. As we expect the Program Products to be available for Invitae to purchase in the future, we concluded the arrangement is within the scope of ASC Topic 606, Revenue from Contracts with Customers. In addition, Invitae is not expected to substantially benefit from the intellectual property developed under the arrangement, or benefit from other goods or services during the development period. It is also not a collaboration in the scope of ASC Topic 808 Collaborative Arrangements, as PacBio is responsible for performing the research and development activities.

Accordingly, the amounts received by the Company from Invitae during the development period represent significant discounts toward future supplies of the Program Products during the Preferential Pricing Period, and will be accounted as material rights in accordance with ASC Topic 606. Proportionate amounts of these material rights will be recognized in revenue when Invitae places purchase orders for Program Products and the associated goods or services are delivered to Invitae. To the extent the discounts are not expected to be used, they will be recognized consistent with the guidance in Topic 606 relating to breakage, in proportion to the expected purchases by Invitae. Any remaining unused discounts will be recognized when they expire.

All amounts received from Invitae will be initially deferred and accumulated in non-current deferred revenue.

We determined that a significant financing component exists in relation to the amounts received by Invitae during the development period and until the development is complete. The resulting financing costs will be recognized by the Company over that period, with corresponding increases in deferred revenues. As a result, future revenue attributable to the material rights will be increased by the same amount.

Costs incurred to develop the Program Products are considered research and development and are expensed as incurred. There are no origination or fulfilment costs related to the arrangement with Invitae that are eligible to be capitalized.

As of March 31, 2021, cumulative payments received from Invitae amounted to $4.1 million, and are included in “Deferred revenue, non-current” on the Condensed Consolidated Balance Sheet.

NOTE 3. TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Merger Subsidiary”). On January 2, 2020, we, Illumina and Merger Subsidiary, entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”).

Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us cash payments (“Continuation Advances”) of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021. Please refer to Note 4. Summary of Significant Accounting Policies for the accounting treatment of the Continuation Advances.

Reverse Termination Fee from Illumina

As part of the Termination Agreement, Illumina paid us a $98.0 million termination fee (the “Reverse Termination Fee”), from which we paid our financial advisor associated fees of $6.0 million in April 2020.

Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we entered into a definitive agreement providing for, or consummated, a Change of Control Transaction, then we may have been required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. As indicated in ASC 450, Contingencies, a gain contingency usually is not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realizable. As such, we deferred the gain from the Reverse Termination Fee from Illumina until the date when the associated contingency lapsed. On October 1, 2020, the contingency clauses lapsed and we recorded the $98.0 million as a part of other income in the fourth quarter of 2020.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2020 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (“COVID-19”). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is rapidly evolving. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Our estimates include, but are not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the probability of repaying the Continuation Advances and Reverse Termination Fee to Illumina, the valuation and recognition of share-based compensation, the expected renewal period for service contracts to derive the amortization period for capitalized commissions, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the borrowing rate used in calculating the financing component of the Invitae collaboration and valuations related to our convertible senior notes. Actual results could differ materially from these estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2021 and December 31, 2020 respectively:

	March 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$906,453	$—	$—	$906,453	$43,040	$—	$—	$43,040
Commercial paper	—	25,945	—	25,945	—	32,537	—	32,537
U.S. government & agency securities	—	—	—	—	—	170	—	170
U.S. Treasury security	—	—	—	—	—	5,864	—	5,864
Total cash and cash equivalents	906,453	25,945	—	932,398	43,040	38,571	—	81,611
Investments:
Commercial paper	—	75,465	—	75,465	—	112,644	—	112,644
Corporate debt securities	—	15,548	—	15,548	—	17,456	—	17,456
U.S. government & agency securities	—	136,908	—	136,908	—	107,103	—	107,103
Total investments	—	227,921	—	227,921	—	237,203	—	237,203
Short-term restricted cash:
Cash	836	—	—	836	836	—	—	836
Long-term restricted cash:
Cash	3,500	—	—	3,500	3,500	—	—	3,500
Total assets measured at fair value	$910,789	$253,866	$—	$1,164,655	$47,376	$275,774	$—	$323,150

Liabilities
Continuation Advances	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—

Estimated fair value of the Continuation Advances liability

In accordance with the terms of the Merger Agreement, we received financing from Illumina in the form of Continuation Advances of $18.0 million and $34.0 million from Illumina during the fourth quarter of 2019 and the first quarter of 2020, respectively. The Continuation Advances were provided to the Company to support the Company’s working capital needs in light of the continued negative cash flows incurred by the Company during the extended regulatory approval period for the merger and the Company’s need for additional capital to meet its debt repayment obligations and to fund its operations. As discussed in Note 3. Termination of Merger with Illumina, the Merger Agreement was entered into in November 2018 and was ultimately terminated in January 2020.

We determined that the Continuation Advances, which are subject to repayment under certain circumstances as discussed below, constitute a financial liability.

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by Accounting Standards Codification, or ASC, 825, Financial Instruments, the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that the fair value of this financial instrument was immaterial because of the low probability of either of the following events occurring and requiring repayment to Illumina as of December 31, 2020:

•we enter into a Change of Control Transaction within two years following March 31, 2020; or

•we raise $100 million or more in a single equity or debt financing (that may have multiple closings) within two years following March 31, 2020, with the amount repayable dependent on the amount raised by us.

As a result, the estimated fair value of the liability associated with the contingent repayment of the Continuation Advances was assessed to be zero as of March 31, 2020 and December 31, 2020, with a resulting non-operating gain of $34.0 million recorded as “Gain from Continuation Advances from Illumina” for the quarter ended March 31, 2020. We recorded a similar gain of $18.0 million in 2019 for the Continuation Advances received during the fourth quarter of 2019.

The Company was first approached by SB Northstar LP during the quarter ended March 31, 2021 regarding a potential convertible debt transaction. As discussed further below in Note 7. Convertible Senior Notes, in February 2021, the Company entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028. As a result, $52.0 million of Continuation Advances were repaid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended March 31, 2021. There was no further liability exposure for Continuation Advances as of March 31, 2021.

For the quarter ended March 31, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of the convertible senior notes, using the if-converted method, and outstanding stock options, restricted stock units and common stock issuable pursuant to our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted net income (loss) per share amounts presented in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(87,435)	$1,262
Basic
Weighted average shares used in computing basic net income (loss) per share	194,790	153,453
Basic net income (loss) per share	$(0.45)	$0.01
Diluted
Weighted average shares used in computing basic net income (loss) per share	194,790	153,453
Add: weighted average stock options	—	1,926
Add: weighted average restricted stock units	—	476
Weighted average shares used in computing diluted net income (loss) per share	194,790	155,855
Diluted net income (loss) per share	$(0.45)	$0.01

The following outstanding shares issuable upon conversion of the convertible senior notes, common stock options, restricted stock units (“RSUs”), with time-based vesting and RSUs with performance-based vesting, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 9. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Three Months Ended March 31,
(in thousands)	2021	2020
Shares issuable upon conversion of convertible senior notes	20,690	—
Options to purchase common stock	12,332	14,265
RSUs with time-based vesting	6,527	2,208
RSUs with performance-based vesting	—	138
ESPP shares	—	1,346

Concentration and Other Risks

For the three months ended March 31, 2021, Gene Company Limited accounted for approximately 12% of our total revenue during the period with no other customer exceeding 10% during the period. For the three months ended March 31, 2020, TOMY Digital Biology Co. accounted for approximately 11% of our total revenue with no other customer exceeding 10% during the period. Gene Company Limited is our primary distributor in China and TOMY Digital Biology Co. is our distributor in Japan.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We adopted ASU 2020-06 on January 1, 2021. Because we had no convertible instruments within the scope of ASU 2020-06 at the time of adoption, there was no impact of adoption on our condensed consolidated financial statements. However, in February 2021 we issued $900 million of 1.50% Convertible Senior Notes due February 15, 2028, as described in Note 7. Convertible Senior Notes, which are accounted for under ASU 2020-06.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The standard is effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on our condensed consolidated financial statements.

Significant Accounting Policies

Except for the adoption of ASU 2020-06 as discussed above and in Note 7. Convertible Senior Notes, there have been no new or material changes to the significant accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

NOTE 5. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$906,453	$—	$—	$906,453
Commercial paper	25,947	—	(2)	25,945
Total cash and cash equivalents	932,400	—	(2)	932,398
Investments:
Commercial paper	75,470	2	(7)	75,465
Corporate debt securities	15,492	63	(7)	15,548
U.S. government & agency securities	136,883	29	(4)	136,908
Total investments	227,845	94	(18)	227,921
Total cash, cash equivalents and investments	$1,160,245	$94	$(20)	$1,160,319
Short-term restricted cash:
Cash	$836	$—	$—	$836
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$43,040	$—	$—	$43,040
Commercial paper	32,538	—	(1)	32,537
U.S. government & agency securities	170	—	—	170
U.S. Treasury security	5,864	—	—	5,864
Total cash and cash equivalents	81,612	—	(1)	81,611
Investments:
Commercial paper	112,648	4	(8)	112,644
Corporate debt securities	17,360	96	—	17,456
U.S. government & agency securities	107,109	6	(12)	107,103
Total investments	237,117	106	(20)	237,203
Total cash, cash equivalents and investments	$318,729	$106	$(21)	$318,814
Short-term restricted cash:
Cash	$836	$—	$—	$836
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2021 (in thousands):

Fair Value
Due in one year or less	$236,278
Due after one year through 5 years	17,588
Total investments	$253,866

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term restricted cash

As of March 31, 2021 and December 31, 2020, the short-term restricted cash balance of $0.8 million was comprised of $0.5 million of a customer deposit and $0.3 million of the security deposit for the credit cards for employees.

Inventory

As of March 31, 2021 and December 31, 2020, our inventory consisted of the following components:

	March 31,	December 31,
(in thousands)	2021	2020
Purchased materials	$4,458	$3,531
Work in process	6,862	6,651
Finished goods	4,948	4,048
Inventory	$16,268	$14,230

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, on May 1, 2019, the amount of the letter of credit was reduced from $4.5 million to $4.0 million and in May 2020 was reduced to $3.5 million. As such, $3.5 million was recorded in “Long-term restricted cash” in the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Deferred revenue

As of March 31, 2021, we had a total of $15.3 million of deferred revenue, $9.6 million of which was recorded as “Deferred revenue, current” and primarily relates to our service contracts to be recognized over the next year and the remaining $5.7 million was recorded as “Deferred revenue, non-current.” Of the “Deferred revenue, non-current” balance, $1.6 million primarily relates to our service contracts and is scheduled to be recognized in the next 5 years, while $4.1 million relates to payments received under the Invitae collaboration described in Note 2. Revenue recorded in the three months ended March 31, 2021 includes $3.1 million of previously deferred revenue that was included in “Deferred revenue, current” as of December 31, 2020. Contract assets as of March 31, 2021 and December 31, 2020 were not material.

As of March 31, 2021, we had a total of $0.7 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

NOTE 7. CONVERTIBLE SENIOR NOTES

On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900 million in aggregate principal amount of the Company’s 1.50% Convertible Senior Notes due February 15, 2028 (the “Notes”). The Notes were issued on February 16, 2021.

The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.50% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 commencing on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.

The Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.

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

The Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the Notes under the Indenture. The Indenture also includes customary covenants for convertible notes of this type.

To the extent the Company elects, the sole remedy for an event of default relating to the Company’s failure to comply with certain of its reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the Indenture). On the 361st day after such event of default (if the event of default relating to the Company’s failure to comply with its obligations is not cured or waived prior to such 361st day), the Notes shall be subject to acceleration as provided for in the Indenture.

Accounting Treatment

Under ASU 2020-06, a debt with an embedded conversion feature is accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument is accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a substantial premium. The conversion feature of the Notes is not required to be accounted for as an embedded derivative because it is considered to be indexed to the Company’s stock, and the Notes were not issued at a premium; therefore, the Notes are accounted for in their entirety as a liability. Because we may elect to settle any conversions entirely in shares, and because settlement in shares is the default settlement method, the liability is classified as non-current.

The requirement to repurchase the Notes including unpaid interest to the maturity date in the event of a Fundamental Change is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.

The additional interest feature in the event of the Company’s failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.

We incurred issuance costs related to the Notes of approximately $4.4 million, which were recorded as debt issuance cost and are presented as a reduction to the Notes on our Condensed Consolidated Balance Sheet and are amortized to interest expense using the effective interest method over the term of the Notes, resulting in an effective interest rate of 1.6%. As of March 31, 2021, the net carrying amount of the liability for the Notes is classified as a long-term liability in the “Convertible senior notes, net” line item in the Company’s Condensed Consolidated Balance Sheet as follows (in thousands):

Principal amount	$900,000
Unamortized debt issuance costs	(4,326)
Net carrying amount	$895,674

For the three months ended March 31, 2021, interest expense for the Notes was as follows (in thousands):

Contractual interest expense	$1,688
Amortization of debt issuance costs	74
Total interest expense	$1,762

As of March 31, 2021, the estimated fair value (Level 2) of the Notes was $975.6 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of the Company’s common stock and market interest rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is one hundred thirty-two (132) months. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date, there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of the landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, on May 1, 2019 the $4.5 million in restricted cash was reduced to $4.0 million and on May 1, 2020 the $4.0 million in restricted cash was reduced to $3.5 million.

All of our leases are operating leases. Operating lease assets and liabilities are reflected within “Operating lease right-of-use assets, net”, “Operating lease liabilities, current” and “Operating lease liabilities, non-current” on the condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining minimum lease payments over the lease term using our estimated secured incremental borrowing rates. Lease payments included in the measurement of the lease liability comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period those payments are incurred.

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of March 31, 2021 was 6.6 years.

The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which lease payments are made, adjusted for impacts of collateral. The weighted average discount rate used to measure our operating lease liabilities as of March 31, 2021 was 7.9%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of March 31, 2021:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remainder of 2021	$5,494
2022	7,502
2023	7,704
2024	7,920
2025	8,136
Thereafter	15,462
Total undiscounted operating lease payments	52,218
Less: imputed interest	(11,285)
Present value of operating lease liabilities	$40,933

Balance Sheet Classification
Operating lease liabilities, current	$4,448
Operating lease liabilities, non-current	36,485
Total operating lease liabilities	$40,933

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million for the three months ended March 31, 2021 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million for both the three months ended March 31, 2021 and 2020, primarily related to our operating leases, but also included immaterial amounts for variable leases.

Contingencies

We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal

U.S. District Court Proceedings

On March 15, 2017, we filed a complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-275) (the “275 Action”). The complaint is based on our U.S. Patent No. 9,546,400 (the “’400 Patent”) which covers novel methods for nanopore sequencing of nucleic acid molecules using the signals from multiple monomeric units. We are seeking remedies including injunctive relief, damages and costs. On August 23, 2018, we filed an amended complaint, adding allegations of willful infringement and adding ONT Ltd. as a defendant in the 275 Action, which was granted on August 15, 2019.

On September 25, 2017, we filed a second complaint in the U.S. District Court for the District of Delaware against ONT Inc. for patent infringement (C.A. No. 17-cv-1353) (the “1353 Action”). The complaint is based on our U.S. Patent No. 9,678,056 (the “’056 Patent”) and U.S. Patent No. 9,738,929. We are seeking remedies including injunctive relief, damages and costs. On March 28, 2018, we added a claim for infringement of our U.S. Patent No. 9,772,323 (the “’323 Patent”). On August 23, 2018 we filed an amended complaint, adding allegations of willful infringement and adding ONT Ltd. as a defendant in the 1353 Action, which was granted on August 15, 2019.

A trial for the U.S. District Court matters was held from March 9 through March 18, 2020. The jury determined that ONT Inc. and ONT Ltd. infringed the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, but the jury declined to find these patents valid based on enablement and, in the case of the ’056 Patent, written description and indefiniteness. The jury declined to find valid or infringed U.S. Patent No. 9,738,929. We are pursuing an appeal of the decision at the U.S. Court of Appeals for the Federal Circuit.

Unrelated to the preceding matters, on September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810) (the “PGI District Court matter”). The matter from this complaint is based on PGI’s U.S. Patent No. 7,767,441 (the “‘441 Patent”). We plan to vigorously defend in this matter. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking a declaratory judgement of invalidity of the ‘441 Patent.

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

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. We were served on January 20, 2021 and plan to vigorously defend in this matter. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Plans

At March 31, 2020, in total, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Our 2010 Plan and 2010 Director Plan expired on July 29, 2020.

On August 4, 2020, stockholders approved our new 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 11,000,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the 2020 Plan.

On December 2, 2020, the Board of Directors (the “Board”) adopted the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. On April 18, 2021, the Board amended the Inducement Plan to reserve an additional 750,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

Stock Options

The following table summarizes stock option activity for all our stock option plans for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Balances, December 31, 2020	14,638	$1.16 – 20.90	$5.53
Options granted	1,697	31.18 – 46.37	37.37
Options exercised	(3,558)	1.16 – 15.98	5.43
Options canceled	(445)	2.54 – 5.27	3.79
Balances, March 31, 2021	12,332	$1.16 – 46.37	$10.00

For the three months ended March 31, 2021, we recognized stock-based compensation expense of $2.5 million related to options.

RSUs

Time-based RSUs

The following table summarizes the time-based RSUs activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2020	5,919	$5.25
RSUs granted	2,123	42.39
RSUs released	(1,412)	4.45
RSUs forfeited	(103)	12.10
Unvested RSUs outstanding at March 31, 2021	6,527	$17.40

For the three months ended March 31, 2021, we recognized stock-based compensation expense of $5.0 million related to time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs (“PSUs”) activity for the three months ended March 31, 2021 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2020	94	$2.63
PSUs granted	—	—
PSUs released	—	—
PSUs forfeited	(94)	2.63
Unvested PSUs outstanding at March 31, 2021	—	$—

For the three months ended March 31, 2021, we recognized stock-based compensation expense of $0 related to the performance-based RSUs.

As of March 31, 2021, we had a total of 6.7 million shares of common stock available for future issuance under the 2020 Plan and the Inducement Plan.

ESPP shares

Shares issued under our ESPP were 983,180 and none during the three months ended March 31, 2021 and 2020, respectively. In January 2021, an additional 3.8 million shares were reserved under the ESPP. As of March 31, 2021, 8,741,461 shares of our common stock remain available for issuance under our ESPP.

For the three months ended March 31, 2021, we recognized stock-based compensation expense of $2.5 million related to the ESPP shares.

Stock-Based Compensation

The following table summarizes the stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$992	$527
Research and development	3,048	1,759
Sales, general and administrative	6,125	1,746
Total stock-based compensation expense	$10,165	$4,032

We estimated the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards.

The fair value of shares to be purchased under our stock options was estimated using the following assumptions:

	Three Months Ended March 31,
Stock Option	2021	2020
Expected term in years	4.6	5.1
Expected volatility	68%	57%
Risk-free interest rate	0.50%	1.20%
Dividend yield	—	—

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The fair value of shares to be purchased under our ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
ESPP	2021	2020
Expected term in years	0.5 - 2.0	0.5 - 2.0
Expected volatility	68%	57%
Risk-free interest rate	0.07% - 0.13%	0.8% - 1.0%
Dividend yield	—	—

NOTE 10. REVENUE

A summary of our revenue by geographic location for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
North America	$12,157	$7,761
Europe (including the Middle East and Africa)	8,325	3,395
Asia Pacific	8,515	4,442
Total	$28,997	$15,598

A summary of our revenue by category for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2021	2020
Instrument revenue	$14,939	$4,024
Consumable revenue	10,364	8,269
Product revenue	25,303	12,293
Service and other revenue	3,694	3,305
Total revenue	$28,997	$15,598

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, and information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

Our current products include the Sequel II and Sequel IIe instruments and SMRT Cell 8M, which together are capable of sequencing up to approximately eight million DNA molecules simultaneously, and the previous generation Sequel instrument and Sequel SMRT Cell 1M, which together are capable of sequencing up to approximately one million DNA molecules simultaneously. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently.

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

Senior Management

Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who announced his retirement, which was effective at the end of 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Vice President and Chief Accounting Officer Eric E. Schaefer was appointed effective May 26, 2020, and our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020. On December 31, 2020, the Board of Directors appointed Mark Van Oene to the role of Chief Operating Officer and designated him as the Company’s principal operating officer, and appointed Peter Fromen to the role of Chief Commercial Officer, effective in each case upon his commencement of employment with the Company on January 8, 2021.

2021 Strategic Objectives

For 2021, we have outlined three strategic objectives:

•Expand our commercial reach;

•Accelerate our product development pipeline; and

•Drive market leadership in whole-genome clinical sequencing.

Expanding our commercial reach includes hiring senior level team members with extensive commercial experience. By the end of 2021, we expect to more than double our number of quota-carrying field sales personnel from the 22 that we employed at the end of 2020. In addition, we plan to expand our commercial support activities and invest in more sales tools. We also intend to invest more heavily in marketing programs to increase the awareness of our products to a broader number of potential customers. As a result of these commercial expansion activities, we expect our sales, general, and administrative expense to increase significantly in 2021 as compared to 2020.

Accelerating our product development pipeline includes significantly expanding our research and development team in an effort to accelerate the development of multiple new products. In association with the collaboration we entered into with Invitae Corporation (“Invitae”) in January 2021, as described below, we plan to develop a new platform with production-scale high-throughput capability, which will be in addition to other new products we already have in development. In order to develop these multiple products in parallel, we significantly increasing our Research and Development headcount. In addition, we expect to increase our spending on outside development costs. As a result, we expect our research and development expense to increase significantly in 2021 as compared to 2020.

We believe that with the capabilities of our SMRT technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions such as Children’s Mercy Kansas City, Invitae, the HudsonAlpha Institute for Biotechnology and Stanford University have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is very large, and could drive significant revenue growth for the company. To accelerate this growth, we entered into the collaboration with Invitae, who is a market leader in medical genetic testing, and has the desire to sequence hundreds of thousands of genomes annually with our technology. We will continue to pursue additional partnerships to further drive the adoption of whole-genome clinical sequencing.

Invitae Collaboration

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to PacBio to enable PacBio to develop products relating to production-scale high-throughput sequencing (“Program Products”). If and when Program Products become commercially available for sale, Invitae may purchase the Program Products, which are expected to provide it with the ability to leverage the power of PacBio’s highly accurate HiFi sequencing to expand its whole genome testing capabilities. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

The funding Invitae will provide to PacBio will equal certain development costs incurred by PacBio in connection with the Program Products (“Program Development Costs”). Under the Development Agreement, we will be responsible for conducting a program to develop the Program Products, and subsequently for manufacturing the Program Products. We will make general decisions regarding the development program jointly with Invitae but PacBio is responsible for all research and development activities. The entire development program is expected to last approximately sixty months, but may be shorter or longer.

As the primary benefit of its contribution, Invitae will be entitled to preferred pricing on the Program Products if and when they are available for commercial sale. Each Program Product will have a preferential pricing period, which will not exceed four years from the date of the first delivery of that Program Product (“Preferential Pricing Period”). During the Preferential Pricing Period for each Program Product, Invitae may purchase the Program Product at a substantially reduced margin until it has recouped a multiple of its contribution as defined in the Development Agreement. For a specified period after the end of the Preferential Pricing Period, Invitae has the right to purchase the Program Product at a higher price, determined by a formula, than the price during the Preferential Pricing Period (“Extended Pricing Period”). The Extended Pricing Periods will terminate early if Invitae does not meet certain volume minimums.

We and Invitae may terminate the Development Agreement if the other party remains in material breach of the Development Agreement following a cure period to remedy the material breach. In addition, the Development Agreement includes certain other circumstances for termination by each party, including circumstances where Invitae may terminate for delays, IP concerns, PacBio’s change in control, or without cause.

In certain termination circumstances, (i) we will be obligated to refund all or a portion of the development costs advanced by Invitae and/or (ii) we will owe Invitae a share of the revenue that may be generated from the sale of the Program Products to third parties if and when they are commercialized, until such time as Invitae has recouped the amounts reimbursed to us, and in certain circumstances, a mutually agreed return.

We expect to incur significant development costs over the duration of the Development Agreement. There can be no assurances that the development program will be successful or that the Program Products will become ready for commercial sale.

We determined that the primary benefit from the arrangement to Invitae is the ability to procure the Program Products during the Preferential Pricing Period at substantial discounts. As we expect the Program Products to be available for Invitae to purchase in the future, we concluded the arrangement is within the scope of ASC Topic 606, Revenue from Contracts with Customers. In addition, Invitae is not expected to substantially benefit from the intellectual property developed under the arrangement, or benefit from other goods or services during the development period. It is also not a collaboration in the scope of ASC Topic 808 Collaborative Arrangements, as PacBio is responsible for performing the research and development activities.

Accordingly, the amounts received by the Company from Invitae during the development period represent significant discounts toward future supplies of the Program Products during the Preferential Pricing Period, and will be accounted as material rights in accordance with ASC Topic 606. Proportionate amounts of these material rights will be recognized in revenue when Invitae places purchase orders for Program Products and the associated goods or services are delivered to Invitae. To the extent the discounts are not expected to be used, they will be recognized consistent with the guidance in Topic 606 relating to breakage, in proportion to the expected purchases by Invitae. Any remaining unused discounts will be recognized when they expire.

All amounts received from Invitae will be initially deferred and accumulated in non-current deferred revenue.

We determined that a significant financing component exists in relation to the amounts received by Invitae during the development period and until the development is complete. The resulting financing costs will be recognized by the Company over that period, with corresponding increases in deferred revenues. As a result, future revenue attributable to the material rights will be increased by the same amount.

Costs incurred to develop the Program Products are considered research and development and are expensed as incurred. There are no origination or fulfilment costs related to the arrangement with Invitae that are eligible to be capitalized. We expect to incur significant development costs over the duration of the Development Agreement including $20-25 million expected to be incurred during fiscal 2021. There can be no assurances that the development program will be successful or that the Program Products will become ready for commercial sale.

As of March 31, 2021, cumulative payments received from Invitae amounted to $4.1 million, and are included in “Deferred revenue, non-current” on the Condensed Consolidated Balance Sheet.

COVID-19 Update

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. A significant number of our customer sites that had shut down due to COVID-19 have now re-opened. A significant number of customers had to delay purchases or had difficulties obtaining funding for capital expenditures due to the negative impact of the pandemic on their businesses. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Except for the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as discussed in Note 4. Summary of Significant Accounting Policies and Note 7. Convertible Senior Notes, there have been no material changes to our significant accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2021	2020
	(unaudited)
Revenue:
Product revenue	$25,303	$12,293	$13,010	106%
Service and other revenue	3,694	3,305	389	12%
Total revenue	28,997	15,598	13,399	86%
Cost of Revenue:
Cost of product revenue	12,697	5,421	7,276	134%
Cost of service and other revenue	3,323	2,689	634	24%
Total cost of revenue	16,020	8,110	7,910	98%
Gross profit	12,977	7,488	5,489	73%
Operating Expense:
Research and development	20,548	15,250	5,298	35%
Sales, general and administrative	26,139	24,947	1,192	5%
Total operating expense	46,687	40,197	6,490	16%

Operating loss	(33,710)	(32,709)	(1,001)	(3%)
Gain (loss) from Continuation Advances	(52,000)	34,000	(86,000)	(253%)
Interest expense	(1,789)	(267)	(1,522)	(570%)
Other income, net	64	238	(174)	(73%)
Net income (loss)	$(87,435)	$1,262	$(88,697)	(7028%)

Revenue

Total revenue for the three months ended March 31, 2021 was $29.0 million compared to $15.6 million for the same period during 2020.

Product revenue of $25.3 million for the three months ended March 31, 2021 consisted primarily of $14.9 million from instrument revenue and $10.4 million from consumables revenue, compared to total product revenue of $12.3 million for the same period during 2020, consisting of $4.0 million from instrument revenue and $8.3 million of consumables revenue. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations. The increase in consumable sales was primarily attributable to higher Sequel II consumables sales as the installed base of Sequel II systems has grown.

Service and other revenue of $3.7 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively, was primarily derived from product maintenance agreements sold on our installed instruments.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $13.0 million, resulting in a gross margin of 44.8%, compared to gross profit of $7.5 million for the same period during 2020, resulting in a gross margin of 48.0%. From time to time, we may experience lower manufacturing yields and potential supply constraints which could have a material impact on our gross margins.

Cost of product revenue was $12.7 million for the three months ended March 31, 2021, compared to cost of product revenue of $5.4 million for the same period during 2020. The increase of $7.3 million in cost of product revenue was primarily due to increased product shipments as described above.

Cost of service and other revenue for the three months ended March 31, 2021 increased to $3.3 million, compared to $2.7 million for the same period during 2020, due primarily to higher service volumes and increased stock-based compensation expense.

Research and Development Expense

During the three months ended March 31, 2021, research and development expense increased by $5.3 million, or 35%, compared to the same period during 2020. The increase in research and development expense was primarily driven by an increase of $3.3 million in compensation expenses and an increase of $1.6 million in product development costs. Research and development expense included stock-based compensation expense of $3.0 million and $1.8 million during the three months ended March 31, 2021 and 2020, respectively.

Sales, General and Administrative Expense

During the three months ended March 31, 2021, sales, general and administrative expense increased by $1.2 million, or 5%, compared to the same period during 2020. The increase in sales, general and administrative expense was primarily attributable to an $11.5 million increase in compensation expense for the three months ended March 31, 2021 compared to the same period of 2020, partially offset by a $6.0 million financial advisory fee during the three months ended March 31, 2020 related to the terminated merger with Illumina and $4.1 million in lower legal and other professional expenses during the three months ended March 31, 2021 compared to the same period of 2020. The increase in compensation expense is primarily attributable to executive hiring related to our senior management transitions during the second half of 2020 and early 2021, as well as higher payroll tax expenses associated with stock option exercises and restricted stock units vesting during the three months ended March 31, 2021. Sales, general and administrative expense included stock-based compensation expense of $6.1 million and $1.7 million during the three months ended March 31, 2021 and 2020, respectively.

Gain (loss) from Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us Continuation Advances of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2021 increased $1.5 million compared to the same period in 2020, primarily due to interest incurred on the $900 million of 1.50% Convertible Senior Notes that were issued February 16, 2021.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at March 31, 2021 totaled $1.16 billion, compared to $318.8 million at December 31, 2020. The increase was attributable to the net proceeds from our issuance of $900 million of 1.50% Convertible Senior Notes on February 16, 2021, partially offset by the repayment of $52 million of Continuation Advances to Illumina in the first quarter of 2021. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

We had $23.1 million of cash used in operating activities for the three months ended March 31, 2021, compared to cash provided by operating activities of $75.4 million for the same period in 2020.

Cash used in operating activities for the three months ended March 31, 2021 was due primarily to $87.4 million net loss, partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity and non-cash items such as stock-based compensation of $10.2 million and depreciation of $1.6 million. The change in net operating assets and liabilities was primarily attributable to decreases of $3.0 million in other liabilities and $2.7 million in accrued expenses and an increase of $2.6 million in inventory, partially offset by a decrease of $3.9 million in accounts receivable and an increase of $5.0 million in deferred revenue.

Cash provided by operating activities for the three months ended March 31, 2020 was due to the $98.0 million Reverse Termination Fee received from Illumina and a net income of $1.3 million plus changes in net operating assets and liabilities, offset by a gain from Continuation Advances from Illumina of $34.0 million that is considered to be a financing activity, and non-cash items such as stock-based compensation of $4.0 million and depreciation of $1.7 million. The change in net operating assets and liabilities was primarily attributable to a decrease of $7.9 million in accounts receivable and an increase of accrued liabilities of $4.7 million, partially offset by a decrease of $4.1 million in accounts payable and an increase of $3.3 million in inventory.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We received $8.2 million of cash from investing activities for the three months ended March 31, 2021, compared to using cash of $54.3 million for investing activities for the same period in 2020.

Cash provided by investing activities for the three months ended March 31, 2021 was due primarily to net sales and maturities of investments of $8.6 million, partially offset by purchases of property and equipment of $0.4 million.

Cash used in investing activities for the three months ended March 31, 2020 was due primarily to net purchases of investments of $54.2 million and purchases of property and equipment of $0.1 million.

Financing Activities

Cash provided from financing activities was $865.7 million and $18.2 million for the three months ended March 31, 2021 and 2020, respectively.

Cash provided by financing activities during the three months ended March 31, 2021 resulted from the net proceeds of $895.6 million from our February 2021 issuance of $900 million of 1.50% Convertible Senior Notes after deducting debt issuance costs and proceeds of $22.3 million from the issuance of common stock through our equity compensation plans, partially offset by $52.0 million of Continuation Advances repaid to Illumina.

Cash provided by financing activities during the three months ended March 31, 2020 was due to $34.0 million of Continuation Advances from Illumina and proceeds of $0.2 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal upon the maturity of a credit facility agreement.

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

The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.50% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 commencing on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.

The Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.

On or after February 20, 2026 and prior to the 31st scheduled trading day immediately preceding the maturity date of the Notes, the Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice at a redemption price of 100% of the principal amount of such Notes, plus accrued and unpaid interest to, but excluding, the redemption date.

With certain exceptions, upon a change of control of the Company or the failure of the Company’s common stock to be listed on certain stock exchanges, the holders of the Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price of par plus unpaid interest to, but excluding, the maturity date.

The Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the Notes under the Indenture. The Indenture also includes customary covenants for convertible notes of this type.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in “Note 8. Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 8. Commitments and Contingencies of Item 1. of Financial Statements under Part I – Financial Information.

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

•Our ability to consistently manufacture our instruments and consumables to meet customers’ specifications, quantity, cost, or performance requirements;

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics or pandemics. As a result of COVID-19, our 2020 financial results were impacted negatively as our customers in multiple regions around the world suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. However, a significant number of our customer sites that had shut down due to COVID-19 have re-opened. In addition, a significant number of customers have delayed purchases of capital due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments and the associated consumables and software. The inability to receive or accept shipments of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products or related maintenance and support services, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel. We are monitoring this rapidly evolving situation.

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products, may be heightened by the impact of the COVID-19 pandemic. In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, we could suffer a material adverse effect on our business, financial conditions, results of operations and prospects.

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

We are not cash flow positive and may not have sufficient cash to fund our long-term planned operations.

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

Additional funds may not be available on terms acceptable to us or at all. We have incurred and may further incur additional debt, including the debt recently incurred through issuance of $900.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price, and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II/IIe Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the SMRT Cell 8M, reagents and Sequel II/IIe Systems, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel System, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the SMRT Cell 8M for the Sequel II/IIe Systems. Our production of the SMRT Cells for the Sequel System has been and may in the future be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

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

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, thus cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

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

Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. We cannot assure you that product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, a global shortage of semiconductors, which has been reported since early 2021, has caused challenges in our supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business, operations, financial condition, and prospects could be materially and adversely harmed.

We may be unable to consistently manufacture our instruments and consumables, including SMRT Cells and reagents, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells and reagents involves a long and complex manufacturing process, and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells and other products, inadequate reserves for inventory, or other issues.

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

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

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycle for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which often coincide with government fiscal year ends. For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced if funds remain unspent at fiscal year-end. Furthermore, Lunar New Year celebrations, which occur during our first quarter and may last for a week or longer, resulting in closure of many of our customers’ offices in China and across the Asia-Pacific region, have caused, and may in the future cause, decreased sales of our consumables during our first quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

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

Some of our patented technology was developed with U.S. federal government funding. When new technologies are developed with U.S. government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that such action is necessary to (i) achieve practical application of the U.S. government-funded technology, (ii) alleviate health or safety needs, (iii) meet requirements of federal regulations, or (iv) give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and such government funding must be disclosed in any resulting patent applications. Furthermore, our rights in such inventions are subject to government license rights and foreign manufacturing restrictions. The U.S. government has generally denied requests to exercise its march-in rights, even to provide access to potentially life-saving medications; however, if the U.S. government were to exercise its march-in rights to our patent technologies funded by the U.S. government, particularly for the benefit of one of more of our competitors, that may have a material adverse effect on our business.

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

Our products are not currently subject to U.S. Food and Drug Administration (“FDA”) clearance or approval since they are not intended or labeled for use in the diagnosis, prevention, or treatment of any disease, and are labeled and promoted as research use only (“RUO”) products. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected. In the event that we fail to obtain and maintain necessary regulatory clearances or approvals for products that we develop for clinical uses, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations may be materially harmed. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. We do not have experience in obtaining FDA approvals and no assurance can be given that we will be able to obtain or to maintain such approvals. Furthermore, any approvals that we may obtain can be revoked if safety or efficacy problems develop.

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

Recently, as part of the Trump Administration’s efforts to combat COVID-19 and consistent with the President's direction in Executive Orders 13771 and 13924, the Department of Health and Human Services (“HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization, for an LDT may nonetheless voluntarily submit a premarket approval application, premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. While this action by HHS is expected to reduce the regulatory burden on clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988 that develop LDTs, it is unclear how this action as well as future legislation by federal and state governments and the FDA will impact the industry, including our business and that of our customers. Such HHS measure may compel the FDA to formalize earlier enforcement discretionary policies and informal guidance through notice-and-comment rulemaking and/or impose further restrictions on LDTs. HHS’ rescission policy may change over time. Congress could also enact legislation restricting LDTs. Any restrictions on LDTs by the FDA, HHS, Congress, or state regulatory authorities may decrease the demand for our products. The adoption of new restrictions on RUO products, whether by the FDA or Congress, could adversely affect demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval before we can sell our products to certain customers.

If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a premarket approval application (“PMA”) or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;

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

If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations, which have been exacerbated by the COVID-19 pandemic, that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

In February 2021, we issued $900.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028, which we refer to as the Notes. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus unpaid interest to, but excluding, the maturity date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation in cash in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the COVID-19 pandemic as discussed above, the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

•limits to travel as a result of the COVID-19 pandemic;

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

•restriction on cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China;

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

•deterioration of political relations between the U.S. and China, Canada, the United Kingdom (“U.K.”) and the European Union (“EU”), which could have a material adverse effect on our sales and operations in these countries;

•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the U.K. from the EU;

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

•potential increases on tariffs or restrictions on trade generally; and

•significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the EU General Data Protection Regulation which took effect in the EU in 2018.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act (“CPRA”), which significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. These and future laws and regulations may increase our compliance costs and potential liability.

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
4.1	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	February 17, 2021
4.2	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	4.1	February 17, 2021
10.1	Investment Agreement, dated as of February 9, 2021, between Pacific Biosciences of California, Inc. and SB Northstar LP	8-K	10.1	February 10, 2021
10.2+	Form of Change in Control and Severance Agreement for executive officers	10-K	10.14	February 26, 2021
10.3+	Amended Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry dated February 3, 2021	10-K	10.17	February 26, 2021
10.4+	Letter Relating to Employment Terms by and between the Registrant and Mark Van Oene effective January 8, 2021	10-K	10.18	February 26, 2021
10.5+	Letter Relating to Employment Terms by and between the Registrant and Peter Fromen effective January 8, 2021	10-K	10.19	February 26, 2021
10.6+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	April 19, 2021
10.7†	Development and Commercialization Agreement by and between the Registrant and Invitae Corporation dated January 12, 2021	10-K	10.23	February 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan

†Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: May 6, 2021	By:	/s/ SUSAN G. Kim
Susan G. Kim
Chief Financial Officer

Date: May 6, 2021	By:	/s/ Eric E. Schaefer
Eric E. Schaefer
Vice President and Chief Accounting Officer