Form 10-Q
period 2021-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2021-08-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares outstanding of the issuer’s common stock as of July 31, 2021: 198,998,538.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$459,794	$81,611
Investments	684,579	237,203
Accounts receivable	19,936	16,837
Inventory	17,985	14,230
Prepaid expenses and other current assets	6,542	4,870
Short-term restricted cash	300	836
Total current assets	1,189,136	355,587
Property and equipment, net	25,000	24,899
Operating lease right-of-use assets, net	28,580	29,951
Long-term restricted cash	3,000	3,500
Other long-term assets	65	43
Total assets	$1,245,781	$413,980
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,761	$3,579
Accrued expenses	22,907	17,350
Deferred revenue, current	9,534	8,722
Operating lease liabilities, current	4,644	4,332
Other liabilities, current	3,587	4,519
Total current liabilities	45,433	38,502
Deferred revenue, non-current	10,158	1,568
Operating lease liabilities, non-current	35,431	37,667
Convertible senior notes, net	895,762	—
Other liabilities, non-current	752	752
Total liabilities	987,536	78,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 198,917 shares and 192,294 shares at June 30, 2021 and December 31, 2020, respectively	199	192
Additional paid-in capital	1,423,357	1,372,083
Accumulated other comprehensive income (loss)	(6)	85
Accumulated deficit	(1,165,305)	(1,036,869)
Total stockholders’ equity	258,245	335,491
Total liabilities and stockholders’ equity	$1,245,781	$413,980

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Product revenue	$26,533	13,756	$51,836	$26,049
Service and other revenue	4,077	3,321	7,771	6,626
Total revenue	30,610	17,077	59,607	32,675
Cost of revenue:
Cost of product revenue	13,222	8,225	25,919	13,646
Cost of service and other revenue	3,635	2,239	6,958	4,928
Total cost of revenue	16,857	10,464	32,877	18,574
Gross profit	13,753	6,613	26,730	14,101
Operating expense:
Research and development	22,266	15,010	42,815	30,260
Sales, general and administrative	29,060	15,127	55,198	40,074
Total operating expense	51,326	30,137	98,013	70,334

Operating loss	(37,573)	(23,524)	(71,283)	(56,233)
Gain (loss) from Continuation Advances	—	—	(52,000)	34,000
Interest expense	(3,589)	—	(5,378)	(267)
Other income, net	161	438	225	676
Net loss	(41,001)	(23,086)	(128,436)	(21,824)
Other comprehensive income (loss):
Unrealized income (loss) on investments	(80)	213	(91)	238
Comprehensive loss	$(41,081)	$(22,873)	$(128,527)	$(21,586)

Net loss per share:
Basic	$(0.21)	$(0.15)	$(0.65)	$(0.14)
Diluted	$(0.21)	$(0.15)	$(0.65)	$(0.14)

Weighted average shares outstanding used in computing net loss per share
Basic	198,568	154,172	196,690	153,229
Diluted	198,568	154,172	196,690	153,229

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Common Stock		Capital	Income (Loss)	Deficit	Equity
For the three months ended June 30, 2021
Balance at March 31, 2021	198,340	$198	$1,404,585	$74	$(1,124,304)	$280,553
Net loss	—	—	—	—	(41,001)	(41,001)
Other comprehensive loss	—	—	—	(80)	—	(80)
Issuance of common stock in conjunction with equity plans	577	1	2,967	—	—	2,968
Stock-based compensation expense	—	—	15,805	—	—	15,805
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245

For the three months ended June 30, 2020
Balance at March 31, 2020	153,953	$154	$1,125,229	$30	$(1,065,010)	$60,403
Net loss	—	—	—	—	(23,086)	(23,086)
Other comprehensive income	—	—	—	213	—	213
Issuance of common stock in conjunction with equity plans	365	—	628	—	—	628
Stock-based compensation expense	—	—	3,234	—	—	3,234
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392

For the six months ended June 30, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(128,436)	(128,436)
Other comprehensive loss	—	—	—	(91)	—	(91)
Issuance of common stock in conjunction with equity plans	6,623	7	25,304	—	—	25,311
Stock-based compensation expense	—	—	25,970	—	—	25,970
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245

For the six months ended June 30, 2020
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net loss	—	—	—	—	(21,824)	(21,824)
Other comprehensive income	—	—	—	238	—	238
Adoption effect of Topic 326	—	—	—	—	(32)	(32)
Issuance of common stock in conjunction with equity plans	1,199	1	826	—	—	827
Stock-based compensation expense	—	—	7,266	—	—	7,266
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(128,436)	$(21,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss (gain) from Continuation Advances	52,000	(34,000)
Depreciation	3,198	3,246
Amortization of operating lease right-of-use assets	1,591	1,392
Amortization of debt discount and financing costs	226	129
Stock-based compensation	25,970	7,266
Amortization (accretion) from investment premium (discount)	1,782	(177)
Changes in assets and liabilities
Accounts receivable	(3,099)	3,888
Inventory	(5,030)	(3,822)
Prepaid expenses and other assets	(307)	524
Accounts payable	1,403	(1,039)
Accrued expenses	5,560	(1,039)
Deferred revenue	9,402	(1,098)
Operating lease liabilities	(2,144)	(1,835)
Other liabilities	(932)	1,963
Deferred gain from Reverse Termination Fee	—	98,000
Net cash provided by (used in) operating activities	(38,816)	51,574
Cash flows from investing activities
Purchase of property and equipment	(1,970)	(436)
Purchase of investments	(635,400)	(119,200)
Sales of investments	34,557	—
Maturities of investments	150,175	62,450
Net cash used in investing activities	(452,638)	(57,186)
Cash flows from financing activities
Continuation Advances	(52,000)	34,000
Notes payable principal payoff	—	(16,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	895,536	—
Issuance costs paid for underwritten public equity offering	(246)	—
Proceeds from issuance of common stock from equity plans	25,311	827
Net cash provided by financing activities	868,601	18,827
Net increase in cash and cash equivalents and restricted cash	377,147	13,215
Cash and cash equivalents and restricted cash at beginning of period	85,947	33,627
Cash and cash equivalents and restricted cash at end of period	$463,094	$46,842
Cash and cash equivalents at end of period	$459,794	$43,342
Restricted cash at end of period	3,300	3,500
Cash and cash equivalents and restricted cash at end of period	$463,094	$46,842

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

NOTE 2. INVITAE COLLABORATION

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). If and when Program Products become commercially available for sale, Invitae may purchase the Program Products. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

The funding Invitae will provide to us will equal certain development costs we incur in connection with the Program Products (“Program Development Costs”). Under the Development Agreement, we will be responsible for conducting a program to develop the Program Products, and subsequently for manufacturing the Program Products. We will make general decisions regarding the development program jointly with Invitae but we are responsible for all research and development activities. The entire development program is expected to last approximately sixty months, but may be shorter or longer.

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

We and Invitae may terminate the Development Agreement if the other party remains in material breach of the Development Agreement following a cure period to remedy the material breach. In addition, the Development Agreement includes certain other circumstances for termination by each party, including circumstances where Invitae may terminate for delays, IP concerns, our change in control, or without cause.

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

We determined that the primary benefit from the arrangement to Invitae is the ability to procure the Program Products during the Preferential Pricing Period at substantial discounts. As we expect the Program Products to be available for Invitae to purchase in the future, we concluded the arrangement is within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. In addition, Invitae is not expected to substantially benefit from the intellectual property developed under the arrangement, or benefit from other goods or services during the development period. It is also not a collaboration in the scope of ASC Topic 808 Collaborative Arrangements, as we are responsible for performing the research and development activities.

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

All amounts received from Invitae will be initially deferred and accumulated in non-current deferred revenue. As of June 30, 2021, we have $8.7 million of non-current deferred revenue on the Condensed Consolidated Balance Sheet related to payments received from Invitae.

Costs incurred to develop the Program Products are considered research and development costs and are expensed as incurred. There are no origination or fulfilment costs related to the arrangement with Invitae that are eligible to be capitalized.

NOTE 3. TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Illumina Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Illumina Merger Sub”). On January 2, 2020, we, Illumina and Illumina Merger Sub, entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”).

Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us cash payments (“Continuation Advances”) of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. Please refer to Note 4. Summary of Significant Accounting Policies for the accounting treatment of the Continuation Advances.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

In the opinion of management, our accompanying unaudited condensed consolidated financial statements (“Financial Statements”) have been prepared on a consistent basis with our December 31, 2020 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, as permitted by such rules and regulations, omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year or any future periods.

The condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (“COVID-19”). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is continuing to evolve, including regarding the Delta variant of COVID-19. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2021 and December 31, 2020 respectively:

	June 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$263,433	$—	$—	$263,433	$43,040	$—	$—	$43,040
Commercial paper	—	193,085	—	193,085	—	32,537	—	32,537
U.S. government & agency securities	—	3,276	—	3,276	—	170	—	170
U.S. Treasury security	—	—	—	—	—	5,864	—	5,864
Total cash and cash equivalents	263,433	196,361	—	459,794	43,040	38,571	—	81,611
Investments:
Commercial paper	—	173,946	—	173,946	—	112,644	—	112,644
Corporate debt securities	—	13,681	—	13,681	—	17,456	—	17,456
U.S. government & agency securities	—	496,952	—	496,952	—	107,103	—	107,103
Total investments	—	684,579	—	684,579	—	237,203	—	237,203
Short-term restricted cash:
Cash	300	—	—	300	836	—	—	836
Long-term restricted cash:
Cash	3,000	—	—	3,000	3,500	—	—	3,500
Total assets measured at fair value	$266,733	$880,940	$—	$1,147,673	$47,376	$275,774	$—	$323,150

Liabilities
Continuation Advances	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$—	$—

Estimated fair value of the Continuation Advances liability

In accordance with the terms of the Illumina Merger Agreement, we received financing from Illumina in the form of Continuation Advances of $18.0 million and $34.0 million during the fourth quarter of 2019 and the first quarter of 2020, respectively. Illumina provided the Continuation Advances to support our working capital needs in light of the continued negative cash flows we incurred during the extended regulatory approval period for the merger and our need for additional capital to meet our debt repayment obligations and to fund our operations. As discussed in Note 3. Termination of Merger with Illumina, the Illumina Merger Agreement was entered into in November 2018 and was ultimately terminated in January 2020.

We determined that the Continuation Advances, which are subject to repayment under certain circumstances as discussed below, constitute a financial liability.

The fair value option was elected for the financial liability because management believes that among all measurement methods allowed by ASC Topic 825, Financial Instruments, the fair value option would most fairly represent the value of such a financial liability. Management applied the income approach to estimate the fair value of this financial liability. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management estimated that the fair value of this financial instrument was immaterial because of the low probability of either of the following events occurring and requiring repayment to Illumina as of December 31, 2020:

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

The Company was first approached by SB Northstar LP during the quarter ended March 31, 2021 regarding a potential convertible debt transaction. As discussed further below in Note 7. Convertible Senior Notes, in February 2021, the Company entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028. As a result, $52.0 million of Continuation Advances were repaid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. There was no further liability exposure for Continuation Advances as of June 30, 2021.

For the quarter ended June 30, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

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

The following outstanding shares issuable upon conversion of the convertible senior notes, common stock options, restricted stock units (“RSUs”), with time-based vesting, RSUs with performance-based vesting and ESPP shares expected to be purchased, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 9. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Six Months Ended June 30,
(in thousands)	2021	2020
Shares issuable upon conversion of convertible senior notes	20,690	—
Options to purchase common stock	12,335	20,485
RSUs with time-based vesting	6,820	5,109
RSUs with performance-based vesting	—	138
ESPP shares	2,336	3,635

Concentration and Other Risks

For the three and six months ended June 30, 2021, Gene Company Limited accounted for approximately 17% and 14%, respectively, of our total revenue during the period with no other customer exceeding 10% during those periods. For the three and six months ended June 30, 2020, Gene Company Limited accounted for approximately 15% and 11%, respectively, of our total revenue with no other customer exceeding 10% during those periods. Gene Company Limited is our primary distributor in China.

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

NOTE 5. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$263,433	$—	$—	$263,433
Commercial paper	193,092	—	(7)	193,085
U.S. government & agency securities	3,276	—	—	3,276
Total cash and cash equivalents	459,801	—	(7)	459,794
Investments:
Commercial paper	173,929	23	(6)	173,946
Corporate debt securities	13,629	52	—	13,681
U.S. government & agency securities	497,020	29	(97)	496,952
Total investments	684,578	104	(103)	684,579
Total cash, cash equivalents and investments	$1,144,379	$104	$(110)	$1,144,373
Short-term restricted cash:
Cash	$300	$—	$—	$300
Long-term restricted cash:
Cash	$3,000	$—	$—	$3,000

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$43,040	$—	$—	$43,040
Commercial paper	32,538	—	(1)	32,537
U.S. government & agency securities	170	—	—	170
U.S. Treasury security	5,864	—	—	5,864
Total cash and cash equivalents	81,612	—	(1)	81,611
Investments:
Commercial paper	112,648	4	(8)	112,644
Corporate debt securities	17,360	96	—	17,456
U.S. government & agency securities	107,109	6	(12)	107,103
Total investments	237,117	106	(20)	237,203
Total cash, cash equivalents and investments	$318,729	$106	$(21)	$318,814
Short-term restricted cash:
Cash	$836	$—	$—	$836
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2021 (in thousands):

Fair Value
Due in one year or less	$574,297
Due after one year through 5 years	306,643
Total investments	$880,940

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term restricted cash

As of June 30, 2021, the short-term restricted cash balance of $0.3 million was comprised of a security deposit for the credit cards of employees. As of December 31, 2020, the short-term restricted cash balance of $0.8 million was comprised of $0.5 million for a customer deposit and $0.3 million for the security deposit for the credit cards of employees.

Inventory

As of June 30, 2021 and December 31, 2020, our inventory consisted of the following components:

	June 30,	December 31,
(in thousands)	2021	2020
Purchased materials	$5,253	$3,531
Work in process	9,050	6,651
Finished goods	3,682	4,048
Inventory	$17,985	$14,230

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $3.0 million and $3.5 million was recorded in long-term restricted cash in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Deferred revenue

As of June 30, 2021, we had a total of $19.7 million of deferred revenue, $9.5 million of which was recorded as deferred revenue, current and primarily relates to our service contracts to be recognized over the next year and the remaining $10.2 million was recorded as deferred revenue, non-current. Of the deferred revenue, non-current balance, $1.5 million primarily relates to our service contracts and is scheduled to be recognized in the next 5 years and $8.7 million relates to payments received under the Invitae collaboration described in Note 2. Revenue recorded in the six months ended June 30, 2021 includes $5.5 million of previously deferred revenue that was included in deferred revenue, current as of December 31, 2020. Contract assets as of June 30, 2021 and December 31, 2020 were not material.

As of June 30, 2021, we had a total of $0.7 million of deferred commissions included in prepaid expenses and other current assets which is recognized as sales, general and administrative expense as the related revenue is recognized. Costs to obtain a contract are expensed as incurred if the amortization period would have been a year or less.

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

We incurred issuance costs related to the Notes of approximately $4.5 million, which were recorded as debt issuance cost and are presented as a reduction to the Notes on our Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the Notes, resulting in an effective interest rate of 1.6%. As of June 30, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net in the Condensed Consolidated Balance Sheets as follows (in thousands):

Principal amount	$900,000
Unamortized debt issuance costs	(4,238)
Net carrying amount	$895,762

For the three and six months ended June 30, 2021, interest expense for the Notes was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Contractual interest expense	$3,375	$5,063
Amortization of debt issuance costs	151	227
Total interest expense	$3,526	$5,290

As of June 30, 2021, the estimated fair value (Level 2) of the Notes was $1,014.3 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of the Company’s common stock and market interest rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

On July 22, 2015, we entered into a lease agreement with respect to our facility located at 1305 O’Brien Drive, Menlo Park, California. The term of the O’Brien Lease is 11 years. In December 2016, we entered into an amendment to the O’Brien Lease which defined the commencement date of the lease to be October 25, 2016, notwithstanding that such substantial completion did not occur until the first quarter of 2017. Base monthly rent was abated for the first six (6) months of the lease term and thereafter was $540,000 per month during the first year of the lease term, with specified annual increases thereafter until reaching $711,000 per month during the last twelve (12) months of the lease term. If the rent is not received within five days of the due date, there will be an additional sum equal to 5% of the amount overdue as a late charge. Any amount not paid within 10 days after receipt of the landlord’s written notice will bear interest from the date due until paid, at the lesser rate of (1) the prime rate of interest as published in the Wall Street Journal, plus 2% or (2) the maximum rate allowed by law, in addition to the late payment charge. We were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, the $4.5 million in restricted cash has gradually been reduced to $3.0 million.

Operating lease right-of-use assets and liabilities on our Condensed Consolidated Balance Sheets represent the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period incurred.

We often have options to renew lease terms for buildings. For the O’Brien Lease, the renewal option is 5 years and the rent will be based on fair market value at the time of renewal and was not included in the lease term. In addition, certain lease arrangements may be terminated prior to their original expiration date at our discretion. We evaluate renewal and termination options at the lease commencement date to determine if we are reasonably certain to exercise the option on the basis of economic factors. The weighted average remaining lease term for our operating leases as of June 30, 2021 was 6.3 years.

We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted average discount rate used to measure our operating lease liabilities was 7.8%.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of June 30, 2021:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remainder of 2021	$3,705
2022	7,579
2023	7,781
2024	7,952
2025	8,136
Thereafter	15,462
Total undiscounted operating lease payments	50,615
Less: imputed interest	(10,540)
Present value of operating lease liabilities	$40,075

Balance Sheet Classification
Operating lease liabilities, current	$4,644
Operating lease liabilities, non-current	35,431
Total operating lease liabilities	$40,075

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million and $3.7 million, respectively, for the three and six months ended June 30, 2021 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $3.1 million, respectively, for the three and six months ended June 30 of both 2021 and 2020.

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

A trial for the U.S. District Court matters was held from March 9 through March 18, 2020. The jury determined that ONT Inc. and ONT Ltd. infringed the ‘056 Patent, the ‘400 Patent, and the ‘323 Patent, but the jury declined to find these patents valid based on enablement and, in the case of the ’056 Patent, written description and indefiniteness. The jury declined to find valid or infringed U.S. Patent No. 9,738,929. Our appeal of the decision to the U.S. Court of Appeals for the Federal Circuit was denied on May 11, 2021.

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

On June 22, 2020, we filed a petition requesting institution of an inter-partes review (IPR) to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 Patent invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 Patent invalid. The two petitions (the “PacBio IPR Petitions”) requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid. On January 19, 2021, the Board ordered that both PacBio IPR Petitions are instituted on all grounds presented.

On August 19, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties. With the institution of the PacBio IPR Petitions described above, pursuant to the joint stipulation, the matter is now stayed pending a final written decision on the IPRs.

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. We were served on January 20, 2021 and plan to vigorously defend in this matter. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. The CNIPA has not yet issued a ruling on the Invalidation Petition.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Plans

At March 31, 2020, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Our 2010 Plan and 2010 Director Plan expired on July 29, 2020.

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

Stock Options

The following table summarizes stock option activity for all our stock option plans for the six months ended June 30, 2021 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2020	14,638	$1.16 – 20.90	$5.53
Granted	2,229	23.39 – 46.37	34.68
Exercised	(4,058)	1.16 – 15.98	5.49
Canceled	(474)	2.54 – 46.37	4.68
Outstanding at June 30, 2021	12,335	$1.16 – 46.37	$10.84

For the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $3.4 million and $5.9 million, respectively, related to options.

Restricted Stock Units (“RSUs”)

Time-based RSUs

The following table summarizes the time-based RSUs activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2020	5,919	$5.25
Granted	2,579	39.62
Released	(1,489)	4.39
Forfeited	(189)	12.47
Outstanding at June 30, 2021	6,820	$18.23

For the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $6.8 million and $11.9 million, respectively, for time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs (“PSUs”) activity for the six months ended June 30, 2021 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2020	94	$2.63
Granted	—	—
Released	—	—
Forfeited	(94)	2.63
Outstanding at June 30, 2021	—	$—

For the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $0 for the performance-based RSUs.

As of June 30, 2021, we had a total of 5.8 million shares of common stock available for future issuance under the 2020 Plan and the Inducement Plan.

Employee Stock Purchase Plan (“ESPP”)

Shares issued under our ESPP were 983,180 and none during the six months ended June 30, 2021 and 2020, respectively. In January 2021, an additional 3.8 million shares were reserved under the ESPP. As of June 30, 2021, 8,741,461 shares of our common stock remain available for issuance under our ESPP.

For the three and six months ended June 30, 2021, we recognized stock-based compensation expense of $5.5 million and $8.0 million, respectively, for the ESPP.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,906	$452	$2,898	$979
Research and development	4,310	1,433	7,357	3,192
Sales, general and administrative	9,589	1,349	15,715	3,095
Total stock-based compensation expense	$15,805	$3,234	$25,970	$7,266

We estimate the fair value of employee stock options on the grant date using the Black-Scholes option pricing model. The estimated fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards.

The assumptions used for the specified periods and the resulting estimates of weighted-average fair value per share for shares to be issued upon exercise of our stock options were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Option	2021	2020	2021	2020
Expected term in years	4.6	—	4.6	5.1
Expected volatility	70%	—	68% - 70%	57%
Risk-free interest rate	0.74%	—	0.50% - 0.74%	1.20%
Dividend yield	—	—	—	—
Weighted average grant date fair value per share	$14.54	—	$18.86	$1.22

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock to be issued under the ESPP were as follows:

	Six Months Ended June 30,
ESPP	2021	2020
Expected term in years	0.5 - 2.0	0.5 - 2.0
Expected volatility	68%	57%
Risk-free interest rate	0.07% - 0.13%	0.8% - 1.0%
Dividend yield	—	—
Weighted average fair value per share	$29.26	$1.62

NOTE 10. REVENUE

A summary of our revenue by geographic location for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
North America	$14,347	$8,457	$26,504	$16,218
Europe (including the Middle East and Africa)	6,494	4,191	14,819	7,586
Asia Pacific	9,769	4,429	18,284	8,871
Total	$30,610	$17,077	$59,607	$32,675

A summary of our revenue by category for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Instrument revenue	$14,282	$8,934	$29,221	$12,958
Consumable revenue	12,251	4,822	22,615	13,091
Product revenue	26,533	13,756	51,836	26,049
Service and other revenue	4,077	3,321	7,771	6,626
Total revenue	$30,610	$17,077	$59,607	$32,675

NOTE 11. SUBSEQUENT EVENTS

Acquisition of Omniome, Inc.

On July 19, 2021, we entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Omniome Merger Agreement”) with Omniome, Inc. (“Omniome”), Apollo Acquisition Corp, a wholly owned subsidiary of ours (“Omniome Merger Sub I”), Apollo Acquisition Sub, LLC, a wholly owned subsidiary of ours (“Omniome Merger Sub II” and together with Omniome Merger Sub I, the “Omniome Merger Subs”), and Shareholder Representative Services, LLC, as securityholder representative. Omniome is a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

Pursuant to the Omniome Merger Agreement, we agreed to acquire all of the outstanding equity interests of Omniome, with Omniome becoming a wholly owned subsidiary of ours (the “Omniome Merger”). Omniome’s stockholders approved the Omniome Merger. No approval of our stockholders is required to consummate the Omniome Merger.

Subject to the terms and conditions of the Omniome Merger Agreement, at the effective time of the Omniome Merger, holders of Omniome’s outstanding equity interests will be entitled to receive approximately $600 million (composed of approximately 9.4 million shares of our common stock and $300 million in cash). Subject to the terms of the Omniome Merger Agreement and the achievement of a specified milestone, holders of Omniome’s outstanding equity interests will also be entitled to receive $200 million (composed of $100 million in cash and the rest in shares of our common stock). All amounts are subject to adjustment as specified in the Omniome Merger Agreement. As part of the Merger, we will assume certain of Omniome’s unvested stock options. Pursuant to the Omniome Merger Agreement, we will be required to register the equity portion of the merger consideration for resale with the SEC following the closing of the Merger.

The closing of the Omniome Merger is subject to the satisfaction of customary conditions, including, among others: (1) the accuracy of representations and warranties of, and performance of covenants by, the other party (in each case, subject to certain qualifications, if applicable), (2) the absence of a continuing material adverse effect, (3) the absence of any law or order restraining, enjoining or otherwise prohibiting the Omniome Merger; and (4) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Company, Omniome, and the Omniome Merger Subs have made customary representations, warranties, and covenants in the Omniome Merger Agreement, including, among other things, covenants with respect to the conduct of Omniome’s business during the period between the execution of the Omniome Merger Agreement and consummation of the Omniome Merger.

The Omniome Merger Agreement contains customary termination rights for both the Company and Omniome including, but not limited to, (1) in the event that the Omniome Merger has not been consummated on or prior to December 16, 2021, (2) the parties’ mutual written agreement to terminate the Omniome Merger Agreement, or (3) a material breach by one party, which breach cannot be cured within 20 calendar days, entitling the non-breaching party to not consummate its closing conditions under the Omniome Merger Agreement.

Private Placement

On July 19, 2021, we entered into a securities purchase agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell to the investors an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million (the “Private Placement”). The closing of the Private Placement is conditioned upon, among other customary closing conditions, the closing of the Omniome Merger.

In connection with the Private Placement, on July 19, 2021, we entered into a Registration Rights Agreement with the Private Placement investors, providing them, among other things, certain registration rights, including our obligation to register the Private Placement shares for resale with the SEC within 30 days following the closing of the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, expectations regarding sales of products in future periods that reflect increased commercial presence and customer demand, expectations regarding the impact of the Circulomics acquisition and Omniome transaction, and information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

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

Senior Management

Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who announced his retirement, which was effective at the end of 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020. On December 31, 2020, the Board of Directors appointed Mark Van Oene to the role of Chief Operating Officer and designated him as the Company’s principal operating officer, and appointed Peter Fromen to the role of Chief Commercial Officer, effective in each case upon his commencement of employment with the Company on January 8, 2021. Our Vice President and Chief Accounting Officer, Michele Farmer, was appointed effective May 17, 2021.

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

Accelerating our product development pipeline includes significantly expanding our research and development team in an effort to accelerate the development of multiple new products. In association with the collaboration we entered into with Invitae Corporation (“Invitae”) in January 2021, as described below, we plan to develop a new platform with production-scale high-throughput capability, which will be in addition to other new products we already have in development. In order to develop these multiple products in parallel, we are significantly increasing our Research and Development headcount. In addition, we expect to increase our spending on outside development costs. As a result, we expect our research and development expense to increase significantly in 2021 as compared to 2020.

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

Acquisition of Omniome, Inc.

On July 19, 2021, we entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Omniome Merger Agreement”) with Omniome, Inc. (“Omniome”), Apollo Acquisition Corp, a wholly owned subsidiary of ours (“Omniome Merger Sub I”), Apollo Acquisition Sub, LLC, a wholly owned subsidiary of ours (“Omniome Merger Sub II” and together with Omniome Merger Sub I, the “Omniome Merger Subs”), and Shareholder Representative Services, LLC, as securityholder representative. Omniome is a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

Pursuant to the Omniome Merger Agreement, we agreed to acquire all of the outstanding equity interests of Omniome, with Omniome becoming a wholly owned subsidiary of ours (the “Omniome Merger”). Omniome’s stockholders approved the Omniome Merger. No approval of our stockholders is required to consummate the Omniome Merger.

Subject to the terms and conditions of the Omniome Merger Agreement, at the effective time of the Omniome Merger, holders of Omniome’s outstanding equity interests will be entitled to receive approximately $600 million (composed of approximately 9.4 million shares of our common stock and $300 million in cash). Subject to the terms of the Omniome Merger Agreement and the achievement of a specified milestone, holders of Omniome’s outstanding equity interests will also be entitled to receive $200 million (composed of $100 million in cash and the rest in shares of our common stock). All amounts are subject to adjustment as specified in the Omniome Merger Agreement. As part of the Merger, we will assume certain of Omniome’s unvested stock options. Pursuant to the Omniome Merger Agreement, we will be required to register the equity portion of the merger consideration for resale with the SEC following the closing of the Merger.

The closing of the Omniome Merger is subject to the satisfaction of customary conditions, including, among others: (1) the accuracy of representations and warranties of, and performance of covenants by, the other party (in each case, subject to certain qualifications, if applicable), (2) the absence of a continuing material adverse effect, (3) the absence of any law or order restraining, enjoining or otherwise prohibiting the Omniome Merger; and (4) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Company, Omniome, and the Omniome Merger Subs have made customary representations, warranties, and covenants in the Omniome Merger Agreement, including, among other things, covenants with respect to the conduct of

Omniome’s business during the period between the execution of the Omniome Merger Agreement and consummation of the Omniome Merger.

The Omniome Merger Agreement contains customary termination rights for both the Company and Omniome including, but not limited to, (1) in the event that the Omniome Merger has not been consummated on or prior to December 16, 2021, (2) the parties’ mutual written agreement to terminate the Omniome Merger Agreement, or (3) a material breach by one party, which breach cannot be cured within 20 calendar days, entitling the non-breaching party to not consummate its closing conditions under the Omniome Merger Agreement.

Invitae Collaboration

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). Subject to completion of the Omniome Merger, we intend to expand the Development Agreement to include the sequencing technology developed by Omniome. If and when Program Products become commercially available for sale, Invitae may purchase the Program Products. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

The funding Invitae will provide to us will equal certain development costs we incur in connection with the Program Products (“Program Development Costs”). Under the Development Agreement, we will be responsible for conducting a program to develop the Program Products, and subsequently for manufacturing the Program Products. We will make general decisions regarding the development program jointly with Invitae but we are responsible for all research and development activities. The entire development program is expected to last approximately sixty months, but may be shorter or longer.

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

We and Invitae may terminate the Development Agreement if the other party remains in material breach of the Development Agreement following a cure period to remedy the material breach. In addition, the Development Agreement includes certain other circumstances for termination by each party, including circumstances where Invitae may terminate for delays, IP concerns, our change in control, or without cause.

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

We determined that the primary benefit from the arrangement to Invitae is the ability to procure the Program Products during the Preferential Pricing Period at substantial discounts. As we expect the Program Products to be available for Invitae to purchase in the future, we concluded the arrangement is within the scope of ASC Topic 606, Revenue from Contracts with Customers. In addition, Invitae is not expected to substantially benefit from the intellectual property developed under the arrangement, or benefit from other goods or services during the development period. It is also not a collaboration in the scope of ASC Topic 808 Collaborative Arrangements, as we are responsible for performing the research and development activities.

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

All amounts received from Invitae will be initially deferred and accumulated in non-current deferred revenue. As of June 30, 2021, we have $8.7 million of non-current deferred revenue on the Condensed Consolidated Balance Sheet related to payments received from Invitae.

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

COVID-19 Update

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. A significant number of our customer sites that shut down due to COVID-19 have now re-opened. A significant number of customers delayed purchases or had difficulties obtaining funding for capital expenditures due to the negative impact of the pandemic on their businesses. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables, instruments and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation, including regarding the Delta variant of COVID-19.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2021	2020
	(unaudited)
Revenue:
Product revenue	$26,533	$13,756	$12,777	93%
Service and other revenue	4,077	3,321	756	23%
Total revenue	30,610	17,077	13,533	79%
Cost of Revenue:
Cost of product revenue	13,222	8,225	4,997	61%
Cost of service and other revenue	3,635	2,239	1,396	62%
Total cost of revenue	16,857	10,464	6,393	61%
Gross profit	13,753	6,613	7,140	108%
Operating Expense:
Research and development	22,266	15,010	7,256	48%
Sales, general and administrative	29,060	15,127	13,933	92%
Total operating expense	51,326	30,137	21,189	70%

Operating loss	(37,573)	(23,524)	(14,049)	(60%)
Interest expense	(3,589)	—	(3,589)	N/A
Other income, net	161	438	(277)	(63%)
Net loss	$(41,001)	$(23,086)	$(17,915)	(78%)

Revenue

Total revenue for the three months ended June 30, 2021 was $30.6 million compared to $17.1 million for the same period during 2020.

Product revenue of $26.5 million for the three months ended June 30, 2021 consisted of approximately $14.3 million from instrument revenue and $12.2 million from consumables revenue, compared to total product revenue of $13.8 million for the same period during 2020, consisting of approximately $8.9 million from instrument revenue and $4.9 million of consumables revenue. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations, as we placed 38 Sequel II/IIe systems during the three months ended June 30, 2021 compared to 23 for the same period of 2020. We expect the number of Sequel II/IIe placements to continue to grow during the second half of 2021 relative to the first half, reflecting our increased commercial presence and customer demand. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales as the installed base of Sequel II/IIe systems has grown, as well as lower utilization of the installed base of instruments due to the impact of the COVID-19 pandemic during the three months ended June 30, 2020.

Service and other revenue of $4.1 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, was primarily derived from product maintenance agreements sold on our installed instruments. Service revenue has grown as our installed base of Sequel II/IIe systems has grown.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $13.8 million, resulting in a gross margin of 44.9%, compared to gross profit of $6.6 million for the same period during 2020, resulting in a gross margin of 38.7%. The improved gross margin percentage was primarily due to higher volumes and increased factory utilization during the three months ended June 30, 2021, compared to the same period of 2020.

Cost of product revenue was $13.2 million for the three months ended June 30, 2021, compared to $8.2 million for the same period during 2020. The increase of $5.0 million in cost of product revenue was primarily due to increased product shipments as described above.

Cost of service and other revenue for the three months ended June 30, 2021 increased to $3.6 million, compared to $2.2 million for the same period during 2020, due primarily to higher service volumes and increased stock-based compensation expense.

Research and Development Expense

During the three months ended June 30, 2021, research and development expense increased by $7.3 million, or 48%, compared to the same period during 2020. The increase in research and development expense was primarily driven by an increase of $4.0 million in compensation expenses due primarily to planned personnel additions during 2021, and an increase of $2.4 million in product development costs. Research and development expense included stock-based compensation expense of $4.3 million and $1.4 million during the three months ended June 30, 2021 and 2020, respectively.

We expect research and development expenses to increase significantly in 2021, as we intend to hire a significant number of additional personnel in research and development. We estimate costs associated with the Invitae collaboration to total between $20 million and $25 million for 2021. Stock-based compensation included in research and development expense is expected to increase significantly in 2021. Research and development costs will also significantly increase following the closing of the Omniome Merger.

Sales, General and Administrative Expense

During the three months ended June 30, 2021, sales, general and administrative expense increased by $13.9 million, or 92%, compared to the same period during 2020. The increase in sales, general and administrative expense was primarily attributable to a $12.1 million increase in compensation expense and a $0.9 million increase in legal and other professional expenses during the three months ended June 30, 2021 compared to the same period of 2020. The increase in compensation expense is primarily attributable to executive hiring related to senior management transitions during the second half of 2020 and early 2021, as well as planned personnel additions as we execute on our plan to more than double quota-carrying sales representatives during 2021. During the three months ended June 30, 2021, we added 11 quota-carrying sales representatives, bringing the total to 39. Sales, general and administrative expense included stock-based compensation expense of $9.6 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively.

Sales, general and administrative expense is planned to increase significantly in 2021, as we expect to more than double our quota-carrying sales representatives, increase headcount as part of our business expansion and incur incremental costs in connection with the planned acquisition of Omniome. Stock-based compensation included in sales, general, and administrative expense is expected to increase significantly in 2021.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $3.6 million compared to none in the same period in 2020, due to interest incurred on the $900 million of 1.50% Convertible Senior Notes that were issued on February 16, 2021.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		$ Change	% Change
(in thousands, except percentages)	2021	2020
	(unaudited)
Revenue:
Product revenue	$51,836	$26,049	$25,787	99%
Service and other revenue	7,771	6,626	1,145	17%
Total revenue	59,607	32,675	26,932	82%
Cost of Revenue:
Cost of product revenue	25,919	13,646	12,273	90%
Cost of service and other revenue	6,958	4,928	2,030	41%
Total cost of revenue	32,877	18,574	14,303	77%
Gross profit	26,730	14,101	12,629	90%
Operating Expense:
Research and development	42,815	30,260	12,555	41%
Sales, general and administrative	55,198	40,074	15,124	38%
Total operating expense	98,013	70,334	27,679	39%

Operating loss	(71,283)	(56,233)	(15,050)	(27%)
Gain (loss) from Continuation Advances from Illumina	(52,000)	34,000	(86,000)	(253%)
Interest expense	(5,378)	(267)	(5,111)	(1914%)
Other income, net	225	676	(451)	(67%)
Net loss	$(128,436)	$(21,824)	$(106,612)	(489%)

Revenue

Total revenue for the six months ended June 30, 2021 was $59.6 million, compared to $32.7 million for the same period during 2020.

Product revenue of $51.8 million for the six months ended June 30, 2021 consisted of approximately $29.2 million from instrument revenue and $22.6 million from consumables revenue, compared to total product revenue of $26.0 million for the same period during 2020, consisting of approximately $13.0 million from instrument revenue and $13.0 million of consumables revenue. The increase in instrument sales was primarily attributable to a higher number of instrument shipments and installations, as we placed 79 Sequel II/IIe systems during the six months ended June 30, 2021 compared to 34 for the same period of 2020. We expect the number of Sequel II/IIe placements to continue to grow during the second half of 2021 relative to the first half, reflecting our increased commercial presence and customer demand. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales as the installed base of Sequel II/IIe systems has grown, as well as lower utilization of the installed base of instruments due to the impact of the COVID-19 pandemic during the six months ended June 30, 2020.

Service and other revenue of $7.8 million and $6.6 million for the six months ended June 30, 2021 and 2020, respectively, was primarily derived from instrument maintenance agreements.

Gross Profit

Gross profit for the six-month period ended June 30, 2021 was $26.7 million, resulting in a gross margin of 44.8%, compared to gross profit of $14.1 million, resulting in a gross margin of 43.2% for the same period during 2020. The improved gross margin percentage was primarily due to higher volumes and increased factory utilization during the six months ended June 30, 2021, compared to the same period of 2020.

Cost of product revenue was $25.9 million for the six months ended June 30, 2021, compared to cost of product revenue of $13.6 million for the same period during 2020. The increase of $12.2 million in cost of product revenue was primarily due to increased product shipments as described above.

Cost of service and other revenue for the six-month period ended June 30, 2021 increased to $7.0 million, compared to $4.9 million for the same period during 2020, due primarily to higher service volumes and increased stock-based compensation expense.

Research and Development Expense

During the six months ended June 30, 2021, research and development expense increased by $12.6 million, or 41%, compared to the same period during 2020. The increase in research and development expense was primarily driven by an increase of $7.3 million in compensation expenses due primarily to planned personnel additions during 2021, and an increase of $4.0 million in product development costs. Research and development expense included stock-based compensation expense of $7.4 million and $3.2 million during the six months ended June 30, 2021 and 2020, respectively.

We expect research and development expenses to increase significantly in 2021, as we intend to hire a significant number of additional personnel in research and development. We estimate costs associated with the Invitae collaboration to total between $20 million and $25 million for 2021. Stock-based compensation included in research and development expense is expected to increase significantly in 2021. Research and development costs will also significantly increase following the closing of the Omniome Merger.

Sales, General and Administrative Expense

During the six months ended June 30, 2021, sales, general and administrative expense increased by $15.1 million, or 38%, compared to the same period during 2020. The increase in sales, general and administrative expense was primarily attributable to an increase of $23.6 million in compensation expense, partially offset by a $6.0 million financial advisory fee during the six months ended June 30, 2020 related to the terminated merger with Illumina and $3.1 million in lower legal and other professional expenses during the six months ended June 30, 2021 compared to the same period of 2020. The increase in compensation expense is primarily attributable to executive hiring related to senior management transitions during the second half of 2020 and early 2021, as well as planned personnel additions as we execute on our plan to more than double quota-carrying sales representatives during 2021. During the six months ended June 30, 2021, we added 17 quota-carrying sales representatives, bringing the total to 39. Sales, general and administrative expense included stock-based compensation expense of $15.7 million and $3.1 million during the six-month periods ended June 30, 2021 and 2020, respectively.

Sales, general and administrative expense is planned to increase significantly in 2021, as we expect to more than double our quota-carrying sales representatives, increase headcount as part of our business expansion and incur incremental costs in connection with the planned acquisition of Omniome. Stock-based compensation included in sales, general, and administrative expense is expected to increase significantly in 2021.

Gain (loss) from Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us Continuation Advances of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021.

Interest Expense

Interest expense for the six months ended June 30, 2021 increased by $5.1 million compared to the same period in 2020, primarily due to interest incurred on the $900 million of 1.50% Convertible Senior Notes that were issued February 16, 2021.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments at June 30, 2021 totaled $1.14 billion, compared to $318.8 million at December 31, 2020. The increase was attributable to the net proceeds from our issuance of $900 million of 1.50% Convertible Senior Notes on February 16, 2021, partially offset by the repayment of $52 million of Continuation Advances to Illumina in the first quarter of 2021. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. For example, on July 19, 2021, we entered into a purchase agreement for approximately $300 million of shares of our common stock, conditioned upon, among other customary closing conditions, the closing of the Omniome Merger. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs, service costs, the impact of product quality, litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities.

We had $38.8 million of cash used in operating activities for the six months ended June 30, 2021, compared to cash provided by operating activities of $51.6 million for the same period in 2020.

Cash used in operating activities for the six months ended June 30, 2021 was due primarily to a $128.4 million net loss, partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity, non-cash items such as stock-based compensation of $26.0 million and depreciation of $3.2 million and a net change in operating assets and liabilities of $4.9 million. The change in net operating assets and liabilities was primarily attributable to increases of $9.4 million in deferred revenue and $5.6 million in accrued expenses, partially offset by increases of $5.0 million in inventory and $3.1 million in accounts receivable and a decrease of $2.1 million in operating lease liabilities.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. We used $452.6 million of cash for investing activities for the six months ended June 30, 2021, compared to $57.2 million for the same period in 2020.

Cash used in investing activities for the six months ended June 30, 2021 was due primarily to net purchases of investments of $450.7 million and purchases of property and equipment of $2.0 million.

Cash used in investing activities for the six months ended June 30, 2020 was due primarily to net purchases of investments of $56.8 million and purchases of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities was $868.6 million and $18.8 million for the six months ended June 30, 2021 and 2020, respectively.

Cash provided by financing activities during the six months ended June 30, 2021 resulted from the net proceeds of $895.5 million from our February 2021 issuance of $900 million of 1.50% Convertible Senior Notes after deducting debt issuance costs and proceeds of $25.3 million from the issuance of common stock through our equity compensation plans, partially offset by $52.0 million of Continuation Advances repaid to Illumina.

Cash provided by financing activities during the six months ended June 30, 2020 was due to $34.0 million of Continuation Advances received from Illumina and proceeds of $0.8 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal upon the maturity of a credit facility agreement.

Private Placement of Common Stock

On July 19, 2021, we entered into a purchase agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell an aggregate of 11,214,953 shares of common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. The closing is conditioned upon, among other customary closing conditions, the closing of the Omniome Merger.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 8. Commitments and Contingencies in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 8. Commitments and Contingencies in Part I, Item 1 of this Form 10-Q.

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

•The potential adverse impact of health epidemics, including the ongoing COVID-19 pandemic;

•Our ability to successfully market, commercialize, and sell current and future products and related maintenance services;

•Our ability to achieve profitability for our business;

•Our ability to successfully leverage and integrate our acquisitions and future acquisitions;

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

Risks Related to Our Business

Our business may be adversely affected by health epidemics, including the ongoing COVID-19 pandemic.

Our business could be adversely impacted by the effects of COVID-19 or other epidemics or pandemics. As a result of COVID-19, our 2020 financial results were impacted negatively as our customers in multiple regions around the world suspended their normal operations in efforts to curb the spread of the COVID-19 pandemic. While a significant number of our customer sites that shut down due to COVID-19 have re-opened, a significant number of our customers had delayed purchases of capital assets due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments and the associated consumables and software. The inability to receive or accept shipments of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products or related maintenance and support services, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel. We are continuing to monitor this evolving situation.

Our manufacturing partners and suppliers could also be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region that has low immunization rates, the more contagious Delta variant of COVID-19 could impact workforce availability at those locations and disrupt supply.

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

Our first commercial product launched in 2011 and we have had limited sales to date, especially with respect to our current Sequel II/IIe systems. As such, we have limited historical financial data upon which to base our projected revenue and planned operating expenses or upon which to evaluate our company and our commercial prospects. In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. Based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

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

We have made acquisitions and, in the future, may continue to acquire businesses, technologies or assets, form joint ventures or make other strategic investments with companies that could harm our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. For example, we entered into a multi-year Development and Commercialization Agreement with Invitae, whereby Invitae provides us with funding to develop certain products relating to production-scale high-throughput sequencing. In July 2021, we entered into an Agreement and Plan of Merger and Plan of Reorganization to acquire Omniome and we acquired Circulomics.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;

•failure or material delay in closing a transaction;

•transaction-related lawsuits or claims;

•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;

•difficulties in retaining key employees or business partners of an acquired company;

•difficulties in retaining suppliers, partners or customers of an acquired company;

•challenges with integrating the brand identity of an acquired company with our own;

•diversion of financial and management resources from existing operations or alternative acquisition opportunities;

•failure to realize the anticipated benefits or synergies of a transaction;

•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;

•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;

•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;

•theft of our trade secrets or confidential information that we share with potential acquisition candidates;

•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and

•adverse market reaction to an acquisition.

To finance any acquisitions or other strategic investments, we may raise additional funds, which could adversely affect our existing stockholders and our business. If the price of our common stock is low or volatile, we may not be able to acquire other companies for stock. In addition, our stockholders may experience substantial dilution as a result of additional securities we may issue for acquisitions. Open market sales of substantial amounts of our common stock issued to stockholders of companies we acquire could also depress our stock price. Additional funds may not be available on terms that are favorable to us, or at all.

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and results of operations could be adversely affected.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including with respect to the SMRT Cell 8M and the Sequel II/IIe Systems. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. In January 2021, we entered into a multi-year collaboration with Invitae to begin development of a production-scale high-throughput sequencing platform; in certain termination circumstances of this collaboration, we may be obligated to refund all or a portion of the development funds advanced by Invitae and/or we may owe Invitae a share of the revenue generated from the sale of the program products. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition and prospects.

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

We have recently experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who retired on December 31, 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chief Operating Officer, Mark Van Oene, and our Chief Commercial Officer, Peter Fromen, were each appointed effective January 8, 2021. Also, our Vice President and Chief Accounting Officer Michele Farmer was appointed effective May 17, 2021, and our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems and products related to our recent Circulomics acquisition and the pending Omniome transaction. If we are unable to sell Circulomics products, or pending closing of the transaction, the Omniome products, or if the Omniome transaction does not close, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and thus cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

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

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, a global shortage of semiconductors, which has been reported since early 2021, has caused challenges in our supply chain. In addition, because our semiconductor suppliers are in regions that have low vaccination rates, the more contagious Delta variant of COVID-19 could lead to increased infections among workers that could further disrupt the supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business, operations, financial condition, and prospects could be materially and adversely harmed.

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

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if we experience increased COVID-19 among our employees, or if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability due to COVID-19. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina, BGI Genomics, Thermo, Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Roche, and Qiagen. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

On July 19, 2021, we entered into a Purchase Agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. The closing of the Private Placement is conditioned upon, among other customary closing conditions, the closing of the Omniome Merger. In connection with the Private Placement, we entered into a Registration Rights Agreement with the Private Placement investors, providing them, among other things, certain registration rights, including our obligation to register the Private Placement shares for resale with the SEC within 30 days following the closing of the Private Placement.

Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we issue in connection with our future fundraising efforts. Also, SB Northstar LP, a subsidiary of SoftBank Group Corp., purchased $900 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028, convertible at the option of the holders at any time into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share). In addition, in July 2021, we entered into a Purchase Agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell shares of our common stock for aggregate gross proceeds of approximately $300 million, including approximately $60 million to SB Northstar LP, which sale is conditioned upon, among other customary closing conditions, the closing of the Omniome Merger. As a result, these current and future stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
4.1	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	February 17, 2021
4.2	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	4.1	February 17, 2021
10.1+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	April 19, 2021
10.2+	Letter Relating to Employment Terms by and between the Registrant and Michele Farmer effective May 17, 2021			Filed herewith
10.3‡	Agreement and Plan of Merger and Plan of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp, Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 2021
10.4	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.2	July 20, 2021
10.5	Registration Rights Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.3	July 20, 2021
10.6†	Amendment to Development and Commercialization Agreement, dated as of June 3, 2021, by and between Pacific Biosciences of California, Inc. and Invitae Corporation			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

+Indicates management contract or compensatory plan

‡Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: August 5, 2021	By:	/s/ Susan G. Kim
Susan G. Kim
Chief Financial Officer

Date: August 5, 2021	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer