Form 10-Q
period 2021-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2021-11-05
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2021: 220,598,363.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$425,388	$81,611
Investments	654,502	237,203
Accounts receivable	23,946	16,837
Inventory	18,276	14,230
Prepaid expenses and other current assets	7,193	4,870
Short-term restricted cash	500	836
Total current assets	1,129,805	355,587
Property and equipment, net	31,119	24,899
Operating lease right-of-use assets, net	45,862	29,951
Long-term restricted cash	4,560	3,500
Intangible assets, net	411,206	—
Goodwill	411,533	—
Other long-term assets	70	43
Total assets	$2,034,155	$413,980
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,960	$3,579
Accrued expenses	30,820	17,350
Deferred revenue, current	9,773	8,722
Operating lease liabilities, current	7,128	4,332
Other liabilities, current	2,927	4,519
Total current liabilities	55,608	38,502
Deferred revenue, non-current	18,447	1,568
Contingent consideration liability, non-current	168,574	—
Operating lease liabilities, non-current	49,954	37,667
Convertible senior notes, net, non-current	895,915	—
Other liabilities, non-current	4,850	752
Total liabilities	1,193,348	78,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 220,547 shares and 192,294 shares at September 30, 2021 and December 31, 2020, respectively	221	192
Additional paid-in capital	1,989,322	1,372,083
Accumulated other comprehensive income	27	85
Accumulated deficit	(1,148,763)	(1,036,869)
Total stockholders’ equity	840,807	335,491
Total liabilities and stockholders’ equity	$2,034,155	$413,980

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue:
Product revenue	$30,502	$15,749	$82,338	$41,798
Service and other revenue	4,385	3,333	12,156	9,959
Total revenue	34,887	19,082	94,494	51,757
Cost of revenue:
Cost of product revenue	15,530	9,228	41,449	22,874
Cost of service and other revenue	3,870	2,790	10,828	7,718
Amortization of intangible assets	123	—	123	—
Total cost of revenue	19,523	12,018	52,400	30,592
Gross profit	15,364	7,064	42,094	21,165
Operating expense:
Research and development	27,508	16,467	70,323	46,727
Sales, general and administrative	31,606	14,772	86,804	54,846
Merger-related expenses	30,726	—	30,726	—
Total operating expense	89,840	31,239	187,853	101,573

Operating loss	(74,476)	(24,175)	(145,759)	(80,408)
Gain (loss) from Continuation Advances	—	—	(52,000)	34,000
Interest expense	(3,673)	—	(9,051)	(267)
Other income (expense), net	(133)	467	92	1,143
Loss before benefit from income taxes	(78,282)	(23,708)	(206,718)	(45,532)
Benefit from income taxes	(94,824)	—	(94,824)	—
Net income (loss)	16,542	(23,708)	(111,894)	(45,532)
Other comprehensive income (loss):
Unrealized income (loss) on investments	33	(125)	(58)	113
Comprehensive income (loss)	$16,575	$(23,833)	$(111,952)	$(45,419)

Net income (loss) per share:
Basic	$0.08	$(0.14)	$(0.56)	$(0.29)
Diluted	$0.08	$(0.14)	$(0.56)	$(0.29)

Weighted average shares outstanding used in computing net income (loss) per share
Basic	202,194	166,862	198,545	158,195
Diluted	215,127	166,862	198,545	158,195

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
For the three months ended September 30, 2021
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245
Net income	—	—	—	—	16,542	16,542
Other comprehensive income	—	—	—	33	—	33
Issuance of common stock in conjunction with equity plans	1,503	2	4,809	—	—	4,811
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,875	—	—	237,884
Stock-based compensation expense	—	—	28,447	—	—	28,447
Balance at September 30, 2021	220,547	$221	$1,989,322	$27	$(1,148,763)	$840,807

For the three months ended September 30, 2020
Balance at June 30, 2020	154,318	$154	$1,129,091	$243	$(1,088,096)	$41,392
Net loss	—	—	—	—	(23,708)	(23,708)
Other comprehensive loss	—	—	—	(125)	—	(125)
Issuance of common stock in conjunction with equity plans	3,274	3	13,344	—	—	13,347
Issuance of common stock from underwritten public equity offering, net of issuance costs	22,345	23	93,575	—	—	93,598
Stock-based compensation expense	—	—	4,992	—	—	4,992
Balance at September 30, 2020	179,937	$180	$1,241,002	$118	$(1,111,804)	$129,496

For the nine months ended September 30, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(111,894)	(111,894)
Other comprehensive loss	—	—	—	(58)	—	(58)
Issuance of common stock in conjunction with equity plans	8,126	9	30,113	—	—	30,122
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,875	—	—	237,884
Stock-based compensation expense	—	—	54,417	—	—	54,417
Balance at September 30, 2021	220,547	$221	$1,989,322	$27	$(1,148,763)	$840,807

For the nine months ended September 30, 2020
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net loss	—	—	—	—	(45,532)	(45,532)
Other comprehensive income	—	—	—	113	—	113
Adoption effect of Topic 326	—	—	—	—	(32)	(32)
Issuance of common stock in conjunction with equity plans	4,473	4	14,170	—	—	14,174
Issuance of common stock from underwritten public equity offering, net of issuance costs	22,345	23	93,575	—	—	93,598
Stock-based compensation expense	—	—	12,258	—	—	12,258
Balance at September 30, 2020	179,937	$180	$1,241,002	$118	$(1,111,804)	$129,496

See accompanying notes to the condensed consolidated financial statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(111,894)	$(45,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss (gain) from Continuation Advances	52,000	(34,000)
Depreciation	4,943	4,827
Amortization of intangible assets	154	—
Amortization of operating lease right-of-use assets	2,403	2,127
Amortization of debt discount and financing costs	381	129
Stock-based compensation	54,417	12,258
Amortization (accretion) from investment premium (discount)	3,107	(141)
Deferred income taxes	(94,824)	—
Changes in assets and liabilities
Accounts receivable	(6,871)	3,428
Inventory	(5,453)	(2,988)
Prepaid expenses and other assets	(1)	216
Accounts payable	196	(2,955)
Accrued expenses	10,267	1,646
Deferred revenue	17,930	(818)
Operating lease liabilities	(3,231)	(2,791)
Other liabilities	(2,996)	360
Deferred gain from Reverse Termination Fee	—	98,000
Net cash provided by (used in) operating activities	(79,472)	33,766
Cash flows from investing activities
Purchase of property and equipment	(3,089)	(972)
Cash paid for purchase of Circulomics, net of cash acquired	(28,560)	—
Cash paid for purchase of Omniome, net of cash acquired	(291,233)	—
Purchase of investments	(857,421)	(234,555)
Sales of investments	212,734	—
Maturities of investments	223,285	114,700
Net cash used in investing activities	(744,284)	(120,827)
Cash flows from financing activities
Continuation Advances	(52,000)	34,000
Notes payable principal payoff	—	(16,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	895,536	—
Proceeds from issuance of common stock under equity offerings, net of issuance costs	294,846	93,788
Proceeds from issuance of common stock from equity plans	30,121	14,174
Other	(246)	—
Net cash provided by financing activities	1,168,257	125,962
Net increase in cash and cash equivalents and restricted cash	344,501	38,901
Cash and cash equivalents and restricted cash at beginning of period	85,947	33,627
Cash and cash equivalents and restricted cash at end of period	$430,448	$72,528
Cash and cash equivalents at end of period	$425,388	$69,028
Restricted cash at end of period	5,060	3,500
Cash and cash equivalents and restricted cash at end of period	$430,448	$72,528
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in acquisition of Omniome	$237,884	$—

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. OVERVIEW

We design, develop and manufacture sequencing systems to help scientists and clinical researchers resolve genetically complex problems. Our products address several applications based on our novel Single Molecule, Real-Time (SMRT®) sequencing technology, including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.

Across these applications, customers use our technology in a wide range of sequencing methods, including whole genome sequencing and de novo genome assembly, long-range phasing, targeted sequencing, full-length RNA and single-cell sequencing, methylation and epigenetic characterization, and others.  Our technology provides high accuracy, long reads, uniform coverage, and the ability to detect epigenetic changes simultaneously. PacBio® sequencing systems, including consumables and software, offer a simple and fast end-to-end workflow for SMRT sequencing.

In addition to our SMRT sequencing technology, we are developing a highly accurate short-read sequencing platform based on the novel Sequencing by Binding (SBB®) technology.  Upon launch, we expect SBB to address adjacent applications and complement our existing long-read sequencing technology.

References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.

NOTE 2. BUSINESS ACQUISITIONS

Omniome, Inc.

On September 20, 2021, we completed our acquisition of Omniome, Inc. (“Omniome”), a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

In connection with the acquisition, all outstanding equity securities of Omniome were cancelled in exchange for consideration of $714.8 million, which consisted of approximately $315.7 million in cash, 8,911,580 shares of our common stock with a fair value of $249.4 million and contingent consideration with a fair value of $168.6 million. The fair value of the 8,911,580 common shares issued was determined based on the closing market price of PacBio’s common shares on the acquisition date.

Out of the total consideration, approximately $18.9 million, comprised of $7.4 million of cash, 226,811 shares of our common stock with a fair value of $6.3 million, and $5.2 million related to contingent consideration, was accounted for as a one-time post acquisition stock-based compensation expense. This stock-based compensation expense was due to accelerated vesting of Omniome stock awards in connection with the acquisition.

The contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, comprising both an instrument and related consumables, that utilizes Omniome’s sequencing by binding technology. The number of shares of stock to be issued will be determined using the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that is two days immediately prior to the achievement of the milestone. Of the $100 million in shares of our common stock to be issued as part of the milestone, $4.1 million is attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction.

The total consideration transferred for the acquisition is as follows (in thousands):

Total cash paid	$315,703
Fair value of share consideration	249,435
Fair value of contingent consideration	168,574
Less: Stock-based compensation expense excluded from consideration transferred	(18,923)
Total consideration transferred	$714,789

The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our consolidated statements of operations and comprehensive income (loss). The fair value of the contingent consideration liability is based on a scenario-based method which considers a range of possible outcomes and their assigned probabilities of occurrence. The potential outcomes are discounted to present value at a discount rate equal to the sum of the term-matched risk-free-interest rate plus PacBio’s credit spread.

The acquisition was accounted for as a business combination and, accordingly, the total fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. The major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows (in thousands):

Cash and cash equivalents	$15,338
Property and equipment, net	6,123
Operating lease right-of-use assets, net	18,095
In-process research and development ("IPR&D")	400,000
Goodwill	392,224
Other assets	3,203
Deferred income tax liability	(93,373)
Liabilities assumed	(26,821)
Total consideration transferred	$714,789

The purchase price allocation is preliminary. We continue to collect information with regard to certain estimates and assumptions, including potential liabilities and contingencies. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. The goodwill recognized was primarily attributable to the assembled workforce and synergies that are expected to occur from the integration of Omniome and is not deductible for income tax purposes.

We have allocated $400 million of the purchase price to acquired in-process research and development. The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. The IPR&D will remain on our consolidated balance sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

We incurred costs related to the Omniome acquisition of approximately $11.6 million during the nine months ended September 30, 2021, which are included in merger-related costs on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Separately, in connection with the Omniome acquisition, on September 20, 2021, we issued and sold 11,214,953 shares of common stock in a private placement transaction at a price of $26.75 per share, for aggregate proceeds of approximately $294.8 million, net of issuance costs of approximately $5.2 million. We were also required to register the private placement shares for resale with the SEC following the closing of the merger.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if Omniome had been acquired as of the beginning of the comparable fiscal year prior to the year of acquisition, giving effect on a pro forma basis to the purchase accounting adjustments such as $11.6 million of PacBio acquisition-related costs, $18.9 million of stock-based compensation expense related to acceleration of certain Omniome stock options not attributable to pre-combination service, and a $92.2 million one-time income tax benefit from the reduction of our deferred tax asset valuation allowance resulting from the Omniome acquisition, as well as a pro forma adjustment to reflect $16.7 million of Omniome’s acquisition-related costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of the combined business had the acquisition actually occurred at the beginning of the fiscal year 2020 or the results of future operations of the combined business.

The following table summarizes the unaudited pro forma financial information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Pro forma total revenue	$34,887	$19,082	$94,494	$51,757
Pro forma net loss	$(54,802)	$(38,473)	$(213,715)	$(42,892)
Pro forma net loss per share - basic and diluted	$(0.25)	$(0.21)	$(0.97)	$(0.24)

Our condensed consolidated financial statements include the results of operations for Omniome beginning September 20, 2021. Since the date of acquisition, revenues of $0 and a net loss of $1.6 million from the acquired Omniome business have been included in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Circulomics, Inc.

On July 20, 2021, we acquired Circulomics Inc. (“Circulomics”), a Maryland-based biotechnology company focused on delivering highly differentiated sample preparation products that enable genomic workflows.

We paid $29.5 million in cash in exchange for all outstanding shares of common stock of Circulomics. We allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of the completion of the acquisition. The major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows (in thousands):

Cash and cash equivalents	$987
Property and equipment, net	214
Intangible assets	11,360
Goodwill	19,309
Other assets	467
Deferred income tax liability	(2,672)
Liabilities assumed	(118)
Total consideration transferred	$29,547

The excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill. We recognized goodwill of $19.3 million, which is primarily attributable to the synergies expected from capabilities in extraction and sample preparation and is not deductible for income tax purposes.

We recorded $11.4 million for the fair value of acquired intangible assets, which consist of developed technology and customer relationships. The purchase price allocation is preliminary as we continue to collect information with regard to certain estimates and assumptions. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve month measurement period, if necessary.

Deferred income taxes

A benefit for income taxes of $94.8 million for the three and nine months ended September 30, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not utilize our deferred tax assets.

NOTE 3. INVITAE COLLABORATION

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

All amounts received from Invitae are initially deferred and accumulated in deferred revenue, non-current. As of September 30, 2021, we have recognized payments received from Invitae of $16.8 million of deferred revenue, non-current, on the Condensed Consolidated Balance Sheet.

Costs incurred to develop the Program Products are research and development costs and are expensed as incurred. There were no capitalized origination or fulfilment costs related to the arrangement with Invitae that are eligible to be capitalized.

NOTE 4. TERMINATION OF MERGER WITH ILLUMINA

On November 1, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Illumina Merger Agreement”) with Illumina, Inc. (“Illumina”) and FC Ops Corp., a wholly owned subsidiary of Illumina (“Illumina Merger Sub”). On January 2, 2020, we, Illumina and Illumina Merger Sub, entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”).

Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us cash payments (“Continuation Advances”) of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021. Please refer to Note 5. Summary of Significant Accounting Policies for the accounting treatment of the Continuation Advances.

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

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Pacific Biosciences and the accounts of our wholly-owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2020 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive income (loss), and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19

We are subject to risks and uncertainties as a result of the novel coronavirus pandemic (“COVID-19”). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as responses to the pandemic can change quickly and information is continuing to evolve, including the effects of the Delta variant. We considered the impact of COVID-19 on the assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, management evaluates its significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, and the valuations related to our convertible senior notes. Actual results could differ materially from these estimates.

Fair Value of Financial Instruments

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2021 and December 31, 2020 respectively:

	September 30, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$364,020	$—	$—	$364,020	$43,040	$—	$—	$43,040
Commercial paper	—	61,368	—	61,368	—	32,537	—	32,537
U.S. government & agency securities	—	—	—	—	—	170	—	170
U.S. Treasury security	—	—	—	—	—	5,864	—	5,864
Total cash and cash equivalents	364,020	61,368	—	425,388	43,040	38,571	—	81,611
Investments:
Commercial paper	—	255,817	—	255,817	—	112,644	—	112,644
Corporate debt securities	—	13,595	—	13,595	—	17,456	—	17,456
U.S. government & agency securities	—	385,090	—	385,090	—	107,103	—	107,103
Total investments	—	654,502	—	654,502	—	237,203	—	237,203
Short-term restricted cash:
Cash	500	—	—	500	836	—	—	836
Long-term restricted cash:
Cash	4,560	—	—	4,560	3,500	—	—	3,500
Total assets measured at fair value	$369,080	$715,870	$—	$1,084,950	$47,376	$275,774	$—	$323,150

Liabilities
Continuation Advances	$—	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	—	—	168,574	168,574	—	—	—	—
Total liabilities measured at fair value	$—	$—	$168,574	$168,574	$—	$—	$—	$—

We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. We estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from December 31, 2022 to June 30, 2025, with the highest probability of achieving the milestone in the middle of this period. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for CCC+ and B- credit rating, which ranges from 4.3% to 4.8%.

As of December 31, 2020, we classified the Continuation Advances, which were incurred in connection with the Illumina Merger Agreement and were subject to repayment under certain circumstances, as a financial liability and were reported at fair value. The estimated fair value of the liability related to the Continuation Advances was determined using Level 3 inputs, or significant unobservable inputs. Management assessed the fair value of this financial instrument to be zero at December 31, 2020.

We were first approached by SB Northstar LP during the quarter ended March 31, 2021 regarding a potential convertible debt transaction. As discussed further below in Note 8. Convertible Senior Notes, in February 2021, we entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028. As a result, $52.0 million of Continuation Advances were repaid without interest to Illumina in February 2021 and recorded as other expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021. There was no further liability exposure for Continuation Advances as of September 30, 2021.

For the quarter ended September 30, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year. As discussed above, we recorded a contingent consideration liability in connection with our acquisition of Omniome during the quarter ended September 30, 2021.

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

The following table presents the calculation of the basic and diluted net income (loss) per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$16,542	$(23,708)	$(111,894)	$(45,532)

Denominator:
Basic
Weighted average shares used in computing net income (loss) per share, basic	202,194	166,862	198,545	158,195
Net income (loss) per share, basic	$0.08	$(0.14)	$(0.56)	$(0.29)

Diluted
Weighted average shares used in computing net income (loss) per share, basic	202,194	166,862	198,545	158,195
Add: Weighted average stock options	7,754	—	—	—
Add: Weighted average restricted stock units	3,598	—	—	—
Add: Weighted average shares issuable pursuant to ESPP	1,581	—	—	—
Weighted average shares used in computing net income (loss) per share, diluted	215,127	166,862	198,545	158,195
Net income (loss) per share, diluted	$0.08	$(0.14)	$(0.56)	$(0.29)

The following outstanding shares issuable upon conversion of the convertible senior notes, common stock options, restricted stock units (“RSUs”), with time-based vesting, RSUs with performance-based vesting and ESPP shares expected to be purchased, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 10. Stockholders’ Equity for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Shares issuable upon conversion of convertible senior notes	20,690	—	17,203	—
Options to purchase common stock	2,326	19,921	12,703	19,921
RSUs with time-based vesting	2,006	5,971	6,835	5,971
RSUs with performance-based vesting	—	94	—	94
ESPP shares	126	2,890	1,564	2,890

Concentration and Other Risks

For the three and nine months ended September 30, 2021, Gene Company Limited accounted for approximately 17% and 15%, respectively, of our total revenue during the period with no other customer exceeding 10% during those periods. For the three and nine months ended September 30, 2020, Gene Company Limited accounted for approximately 18% and 14%, respectively, of our total revenue with no other customer exceeding 10% during those periods. Gene Company Limited is our primary distributor in China.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We adopted ASU 2020-06 on January 1, 2021. Because we had no convertible instruments within the scope of ASU 2020-06 at the time of adoption, there was no impact of adoption on our condensed consolidated financial statements. In February 2021 we issued $900 million of 1.50% Convertible Senior Notes due February 15, 2028, as described in Note 8. Convertible Senior Notes, which are accounted for under ASU 2020-06.

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

Significant Accounting Policies

Except for the adoption of ASU 2020-06 as discussed above and in Note 8. Convertible Senior Notes and the accounting for the acquisition of Omniome and Circulomics as described in Note 2. Business Acquisitions and Note 7. Balance Sheet Components, there have been no new or material changes to the significant accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

NOTE 6. CASH, CASH EQUIVALENTS AND INVESTMENTS

The following tables summarize our cash, cash equivalents and investments as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$364,020	$—	$—	$364,020
Commercial paper	61,369	—	(1)	61,368
U.S. government & agency securities	—	—	—	—
Total cash and cash equivalents	425,389	—	(1)	425,388
Investments:
Commercial paper	255,817	8	(8)	255,817
Corporate debt securities	13,564	31	—	13,595
U.S. government & agency securities	385,092	52	(54)	385,090
Total investments	654,473	91	(62)	654,502
Total cash, cash equivalents and investments	$1,079,862	$91	$(63)	$1,079,890
Short-term restricted cash:
Cash	$500	$—	$—	$500
Long-term restricted cash:
Cash	$4,560	$—	$—	$4,560

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$43,040	$—	$—	$43,040
Commercial paper	32,538	—	(1)	32,537
U.S. government & agency securities	170	—	—	170
U.S. Treasury security	5,864	—	—	5,864
Total cash and cash equivalents	81,612	—	(1)	81,611
Investments:
Commercial paper	112,648	4	(8)	112,644
Corporate debt securities	17,360	96	—	17,456
U.S. government & agency securities	107,109	6	(12)	107,103
Total investments	237,117	106	(20)	237,203
Total cash, cash equivalents and investments	$318,729	$106	$(21)	$318,814
Short-term restricted cash:
Cash	$836	$—	$—	$836
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2021 (in thousands):

Fair Value
Due in one year or less	$404,995
Due after one year through 5 years	310,875
Total investments	$715,870

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 7. BALANCE SHEET COMPONENTS

Short-term restricted cash

As of September 30, 2021, the short-term restricted cash balance of $0.5 million was comprised of security deposits for the credit cards of employees. As of December 31, 2020, the short-term restricted cash balance of $0.8 million was comprised of $0.5 million for a customer deposit and $0.3 million for a security deposit for the credit cards of employees. In connection with the acquisition of Omniome in September 2021, we acquired $0.2 million of short-term restricted cash consisting of a security deposit for credit cards of Omniome employees.

Inventory

As of September 30, 2021 and December 31, 2020, our inventory consisted of the following components:

	September 30,	December 31,
(in thousands)	2021	2020
Purchased materials	$5,511	$3,531
Work in process	8,762	6,651
Finished goods	4,003	4,048
Inventory	$18,276	$14,230

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $3.0 million and $3.5 million was recorded in long-term restricted cash related to the O’Brien Lease in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease.

Intangible assets and goodwill

Intangible assets include acquired in-process research and development (IPR&D) of $400 million as a result of the Omniome acquisition in September 2021. We capitalize IPR&D as an indefinite-lived intangible asset and either begin to amortize it over the life of the product upon commercialization or record an impairment charge if the project is abandoned.

In addition to IPR&D, we had the following definite-lived intangible assets from business acquisitions as of September 30, 2021 (in thousands, except years):

	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Developed technology	15	$11,000	$(123)	$10,877
Customer relationships	2	360	(31)	329
Total		$11,360	$(154)	$11,206

The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows:

(in thousands)
2021	$227
2022	913
2023	838
2024	733
2025	733
2026 and thereafter	7,762
Total	$11,206

We review definite-lived intangible assets for impairment on an annual basis or when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Changes to goodwill during the nine months ended September 30, 2021 were as follows (in thousands):

Balance as of December 31, 2020	$-
Acquisition of Omniome	392,224
Acquisition of Circulomics	19,309
Balance as of September 30, 2021	$411,533

Deferred revenue

As of September 30, 2021, we had a total of $28.2 million of deferred revenue, $9.8 million of which was recorded as deferred revenue, current and primarily relates to deferred service contract revenues to be recognized over the next year and the remaining $18.4 million was recorded as deferred revenue, non-current. Of the deferred revenue, non-current balance, $16.8 million relates to payments received under the Invitae collaboration described in Note 3 and $1.6 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the nine months ended September 30, 2021 includes $7.4 million of previously deferred revenue that was included in deferred revenue, current as of December 31, 2020. Contract assets as of September 30, 2021 and December 31, 2020 were not material.

As of September 30, 2021, we had a total of $0.7 million of deferred commissions included in prepaid expenses and other current assets which is recognized as sales, general and administrative expense as the related revenue is recognized. Costs to obtain a contract are expensed as incurred if the amortization period would have been a year or less.

Term loans

In connection with the acquisition of Omniome, we acquired $1.3 million in short-term debt and $3.0 million in long-term debt relating to a term loan facility that Omniome obtained in April 2020. Borrowings on the term loan facility were used to fund Omniome’s purchases of equipment, which serves as collateral. Each term loan has a term of 43 months and bears a fixed interest rate of approximately 17% annually. The fee for the elective option to prepay all, but not less than all, of the borrowed amounts at any time after the 24th month and before the 43rd month after the commencement date, is 4% of the outstanding loan balance. Payments are made in equal monthly installments including principal and interest. The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2021	$361
2022	1,608
2023	1,842
2024	490
Total	$4,301

NOTE 8. CONVERTIBLE SENIOR NOTES

On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900 million in aggregate principal amount of our 1.50% Convertible Senior Notes due February 15, 2028 (the “Notes”). The Notes were issued on February 16, 2021.

The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.50% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 and commenced on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.

The Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The Notes are convertible into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.

On or after February 20, 2026, the Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.

With certain exceptions, upon a change of control of the Company or the failure of our common stock to be listed on certain stock exchanges (a “Fundamental Change”), the holders of the Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.

The Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the Notes under the Indenture. The Indenture also includes customary covenants for convertible notes of this type.

To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the Notes at a rate equal to (i) 0.25% per annum of the principal amount of the Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the Indenture). On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the Notes shall be subject to acceleration as provided for in the Indenture.

The notes are accounted for in accordance with the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. Under ASU 2020-06, the guidance requires that debt with an embedded conversion feature is accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument is accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a substantial premium. The conversion feature of the Notes is not accounted for as an embedded derivative because it is considered to be indexed to our common stock, and the Notes were not issued at a premium; therefore, the Notes are accounted for in their entirety as a liability. Because we may elect to settle any conversions entirely in shares, and because settlement in shares is the default settlement method, the liability is classified as non-current.

The requirement to repurchase the Notes including unpaid interest to the maturity date in the event of a Fundamental Change is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.

The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.

We incurred issuance costs related to the Notes of approximately $4.5 million, which were recorded as debt issuance cost and are presented as a reduction to the Notes on our Condensed Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the Notes, resulting in an effective interest rate of 1.6%. As of September 30, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net in the Condensed Consolidated Balance Sheets as follows (in thousands):

Principal amount	$900,000
Unamortized debt issuance costs	(4,085)
Net carrying amount	$895,915

For the three and nine months ended September 30, 2021, interest expense for the Notes was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Contractual interest expense	$3,375	$8,438
Amortization of debt issuance costs	152	379
Total interest expense	$3,527	$8,817

As of September 30, 2021, the estimated fair value (Level 2) of the Notes was $886.5 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

We record an operating lease right-of-use assets and liabilities on our Condensed Consolidated Balance Sheets for all leases with a term of more than 12 months. In connection with the acquisition of Omniome, we acquired $18.1 million in right-of-use assets and liabilities on our Condensed Consolidated Balance Sheets. The operating lease right-of-use assets and liabilities are calculated as the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period incurred.

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of September 30, 2021:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
Remainder of 2021	$2,714
2022	11,030
2023	11,163
2024	11,401
2025	11,689
Thereafter	21,941
Total undiscounted operating lease payments	69,938
Less: imputed interest	(12,856)
Present value of operating lease liabilities	$57,082

Balance Sheet Classification
Operating lease liabilities, current	$7,128
Operating lease liabilities, non-current	49,954
Total operating lease liabilities	$57,082

We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted average discount rate used to measure our operating lease liabilities was 6.8%. The weighted average remaining lease term for our operating leases as of September 30, 2021 was 6.0 years.

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $1.8 million and $5.5 million, respectively, for the three and nine months ended September 30, 2021 and included in operating cash flow.

Operating Lease Costs

Operating lease costs were $1.6 million and $4.7 million, respectively, for the three and nine months ended September 30 of both 2021 and 2020.

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

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. We were served on January 20, 2021 and plan to vigorously defend in this matter. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. We have filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action, which we anticipate will be granted.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2021.

NOTE 10. STOCKHOLDERS’ EQUITY

Equity Plans

At March 31, 2020, we had three active equity compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the 2010 Outside Director Equity Incentive Plan (“2010 Director Plan”) and the 2010 Employee Stock Purchase Plan (“ESPP”). Our 2010 Plan and 2010 Director Plan expired on July 29, 2020.

On August 4, 2020, stockholders approved our new 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 11,000,000 shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.

On December 2, 2020, the Board of Directors (the “Board”) adopted the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 2,500,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. On April 18, 2021, the Board amended the Inducement Plan to reserve an additional 750,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan.

On September 20, 2021, in connection with the acquisition of Omniome, we adopted the Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”). Under the Omniome Merger Agreement, each unvested option to purchase Omniome common stock, granted under the Omniome Plan held by employees continuing with us, were assumed by PacBio and converted into an option to purchase shares of our common stock. The terms and conditions of the converted options are substantially the same (including vesting and exercisability), except that (A) the assumed options cover shares of PacBio’s common stock; (B) the number of shares of our common stock subject to the assumed option is equal to the product of (i) the number of shares of Omniome common stock subject to the corresponding unvested option, multiplied by (ii) the exchange ratio (as defined below), with any resulting fractional share rounded down to the nearest whole share; and (C) the exercise price per share of the assumed options is equal to the quotient of (i) the exercise price per share of the corresponding unvested option to purchase shares of Omniome common stock, divided by (ii) the exchange ratio (as defined below), with any resulting fractional cent rounded up to the nearest whole cent. The exchange ratio was equal to 0.259204639. We reserved 2,494,128 shares of our common stock for issuance pursuant to equity awards under the Omniome Plan.

Stock Options

Time-based stock options

The following table summarizes stock option activity for time-based awards under all our stock option plans for the nine months ended September 30, 2021 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2020	14,638	$1.16 – 20.90	$5.53
Granted	2,329	23.39 – 46.37	34.40
Assumed Omniome options	339	2.05 – 4.90	4.43
Exercised	(4,406)	1.16 – 15.98	5.37
Canceled	(501)	2.54 – 46.37	5.28
Outstanding at September 30, 2021	12,399	$1.16 – 46.37	$10.99

Performance-based stock options

The following table summarizes stock option activity for performance-based awards under all our stock option plans for the nine months ended September 30, 2021 (in thousands, except per share amounts):

Stock Options Outstanding
Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2020	—	$—	$—
Granted	—	—	—
Assumed Omniome options	304	4.71 - 4.90	4.71
Exercised	—	—	—
Canceled	—	—	—
Outstanding at September 30, 2021	304	$4.71 - 4.90	$4.71

For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $23.0 million and $29.0 million, respectively, related to options.

Restricted Stock Units (“RSUs”)

Time-based RSUs

The following table summarizes the time-based RSUs activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2020	5,919	$5.25
Granted	3,030	37.92
Released	(1,759)	4.83
Forfeited	(355)	14.05
Outstanding at September 30, 2021	6,835	$19.39

For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $7.7 million and $19.6 million, respectively, for time-based RSUs.

Performance-based RSUs

The following table summarizes the performance-based RSUs (“PSUs”) activity for the nine months ended September 30, 2021 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2020	94	$2.63
Granted	—	—
Released	—	—
Forfeited	(94)	2.63
Outstanding at September 30, 2021	—	$—

For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $0 for the performance-based RSUs.

As of September 30, 2021, we had a total of 7.1 million shares of common stock available for future issuance under the 2020 Plan, the Inducement Plan and the Omniome Plan.

Employee Stock Purchase Plan (“ESPP”)

Shares issued under our ESPP were 1,913,968 and 834,677 during the nine months ended September 30, 2021 and 2020, respectively. In January 2021, an additional 3.8 million shares were reserved under the ESPP. As of September 30, 2021, 7,810,673 shares of our common stock remain available for issuance under our ESPP.

For the three and nine months ended September 30, 2021, we recognized stock-based compensation expense of $5.1 million and $13.1 million, respectively, for the ESPP.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,837	$735	$4,734	$1,714
Research and development	5,162	2,105	12,519	5,297
Sales, general and administrative	9,897	2,152	25,613	5,247
Merger-related expenses - stock-settled	6,349	—	6,349	—
Merger-related expenses - milestone	5,202	—	5,202	—
Stock-based compensation	28,447	4,992	54,417	12,258
Merger-related expenses - cash-settled	7,373	—	7,373	—
Total stock-based compensation	$35,820	$4,992	$61,790	$12,258

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

The assumptions used for the specified periods and the resulting estimates of weighted-average fair value per share for shares to be issued upon exercise of our stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Option	2021	2020	2021	2020
Expected term in years	2.1 - 4.6	5.1	2.1 - 4.6	5.1
Expected volatility	67% - 80%	71%	67% - 80%	57% - 71%
Risk-free interest rate	0.05% – 0.71%	0.30%	0.05% – 0.74%	0.3% - 1.2%
Dividend yield	—	—	—	—
Weighted average grant date fair value per share	$5.97	$3.85	$15.63	$3.82

We estimate the value of employee stock purchase rights on the grant date using the Black-Scholes option pricing model. The assumptions used for the specified reporting periods and the resulting estimates of weighted-average fair value per share for stock to be issued under the ESPP were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
ESPP	2021	2020	2021	2020
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	67%	71%	67% - 68%	57% - 71%
Risk-free interest rate	0.06% - 0.20%	0.1%	0.06% - 0.20%	0.1% - 1.0%
Dividend yield	—	—	—	—
Weighted average fair value per share	$16.73	$3.13	$25.07	$1.87

NOTE 11. REVENUE

A summary of our revenue by geographic location for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$19,368	$8,971	$45,872	$25,189
Europe (including the Middle East and Africa)	6,347	4,339	21,166	11,925
Asia Pacific	9,172	5,772	27,456	14,643
Total	$34,887	$19,082	$94,494	$51,757

A summary of our revenue by category for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Instrument revenue	$15,926	$7,727	$45,147	$20,685
Consumable revenue	14,576	8,022	37,191	21,113
Product revenue	30,502	15,749	82,338	41,798
Service and other revenue	4,385	3,333	12,156	9,959
Total revenue	$34,887	$19,082	$94,494	$51,757

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and those in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, expectations regarding sales of products in future periods that reflect increased commercial presence and customer demand, expectations regarding the impact of our recently completed Circulomics and Omniome acquisitions, and information with respect to our products, plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements.

Business Overview

We design, develop and manufacture sequencing systems to help scientists and clinical researchers resolve genetically complex problems. Our products address several applications based on our novel Single Molecule, Real-Time (SMRT®) sequencing technology, including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.

Across these applications, customers use our technology in a wide range of sequencing methods, including whole genome sequencing and de novo genome assembly, long-range phasing, targeted sequencing, full-length RNA and single-cell sequencing, methylation and epigenetic characterization, and others.  Our technology provides high accuracy, long reads, uniform coverage, and the ability to detect epigenetic changes simultaneously. PacBio® sequencing systems, including consumables and software, offer a simple and fast end-to-end workflow for SMRT sequencing.

In addition to our SMRT sequencing technology, we are developing a highly accurate short-read sequencing platform based on the novel Sequencing by Binding (SBB®) technology.  Upon launch, we expect SBB to address adjacent applications and complement our existing long-read sequencing technology.

Strategic Objectives

We outlined the following strategic objectives for 2021:

•Expand our commercial reach;

•Accelerate our product development pipeline; and

•Drive market leadership in whole-genome clinical sequencing.

Expanding our commercial reach includes hiring senior level team members with extensive commercial experience. We employed 44 quota-carrying field sales personnel as of September 30, 2021 and we expect to more than double our number of quota-carrying field sales personnel by the end of 2021 as compared to the 22 representatives that we employed at the end of 2020. In addition, we plan to expand our commercial support activities and invest in more sales tools. We also intend to invest more heavily in marketing programs to increase the awareness of our products to a broader number of potential customers. As a result of these commercial expansion activities, we expect our sales, general, and administrative expense to increase significantly in 2021 as compared to 2020.

Accelerating our product development pipeline includes significantly expanding our research and development team in an effort to accelerate the development of multiple new products. In association with the collaboration we entered into in January 2021 with Invitae Corporation (“Invitae”), a leader in medical genetic testing, we plan to develop a new platform with production-scale high-throughput capability to complement the other new products we already have in development. In addition, with our acquisition of Omniome, Inc. (“Omniome”), we expect to continue to invest in the development of a short-read sequencing platform. As a result, we expect our research and development expense to increase significantly in 2021 as compared to 2020.

We believe that with the capabilities of our SMRT technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions such as Children’s Mercy Kansas City, Invitae, the HudsonAlpha Institute for Biotechnology and Stanford University have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant, and could drive substantial revenue growth for the company. In addition to our collaboration with Invitae, who has the desire to sequence hundreds of thousands of genomes annually with our technology, we continue to pursue additional partnerships to further drive the adoption of whole-genome clinical sequencing.

Recent Business Developments

On January 12, 2021, we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae to develop a production-scale high-throughput sequencing platform that leverages the power of our highly accurate HiFi sequencing to expand Invitae’s whole genome testing capabilities.

On February 16, 2021, we issued convertible senior notes to SB Northstar LP, a subsidiary of SoftBank Group Corp., pursuant to an investment agreement with SB Northstar LP, for $900 million at 1.50% interest rate, due February 15, 2028.

On July 22, 2021, we acquired Circulomics Inc (“Circulomics”), a leader in high molecular weight DNA extraction to enable a path toward an end-to-end automated workflow.

On September 20, 2021, we completed our acquisition of Omniome, a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy results, for total consideration transferred of $714.8 million. This amount consisted of approximately $315.7 million in cash, 8,911,580 shares of our common stock with a fair value of $249.4 million and contingent consideration with a fair value of $168.6 million. Out of the total payment, approximately $18.9 million, comprised of $7.4 million of cash, 226,811 shares of PacBio common stock with a fair value of $6.3 million and $5.2 million of contingent consideration, was accounted for as a one-time post acquisition stock-based compensation expense.

On September 20, 2021, in connection with the acquisition of Omniome, we issued and sold 11,214,953 shares of common stock in a private placement transaction at a price of $26.75 per share, for aggregate proceeds of approximately $294.8 million, net of issuance costs of approximately $5.2 million.

COVID-19 Update

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. A significant number of our customer sites that shut down due to COVID-19 have now re-opened. However, a significant number of customers delayed purchases or had difficulties obtaining funding for capital expenditures due to the negative impact of the pandemic on their businesses. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables, instruments and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel as much as possible. We are monitoring this rapidly evolving situation, including all developments surrounding the Delta variant of COVID-19.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact of the pandemic, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, decreases in discretionary capital spending, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic could have a continuing adverse effect on the demand for some of our products. Such economic disruption could have a material adverse effect on our business, results of operations and liquidity. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the rules and regulations of the SEC. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our critical accounting policies and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

All changes to critical accounting policies and estimates are discussed in Note 5, “Significant Accounting Policies” of the unaudited condensed consolidated financial statements.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2021	2020
	(unaudited)
Revenue:
Product revenue	$30,502	$15,749	$14,753	94%
Service and other revenue	4,385	3,333	1,052	32%
Total revenue	34,887	19,082	15,805	83%
Cost of revenue:
Cost of product revenue	15,530	9,228	6,302	68%
Cost of service and other revenue	3,870	2,790	1,080	39%
Amortization of intangible assets	123	—	123	100%
Total cost of revenue	19,523	12,018	7,505	62%
Gross profit	15,364	7,064	8,300	117%
Operating expense:
Research and development	27,508	16,467	11,041	67%
Sales, general and administrative	31,606	14,772	16,834	114%
Merger-related expenses	30,726	—	30,726	100%
Total operating expense	89,840	31,239	58,601	188%

Operating loss	(74,476)	(24,175)	(50,301)	(208%)
Interest expense	(3,673)	—	(3,673)	(100%)
Other income (expense), net	(133)	467	(600)	(128%)
Loss before benefit from income taxes	(78,282)	(23,708)	(54,574)	(230%)
Benefit from income taxes	(94,824)	—	(94,824)	(100%)
Net income (loss)	$16,542	$(23,708)	$40,250	170%

Revenue

Revenue increased $15.8 million, or 83%, to $34.9 million for the three months ended September 30, 2021 as compared to $19.1 million for the three months ended September 30, 2020, driven primarily by an increase in instrument and consumable revenue.

Instrument revenue increased $8.2 million, or 106%, to $15.9 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to an increase in the instruments sold. During the three months ended September 30, 2021, we placed 44 Sequel II and Sequel IIe systems compared to the 20 systems placed in the three months ended September 30, 2020. Consumables revenue increased $6.6 million, or 82%, to $14.6 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in our consumables revenue is primarily attributable to the growth in the instrument installed base. Instrument and consumables revenues were adversely impacted by customer site closures and lower utilization of the installed base of instruments due to the impact of the COVID-19 pandemic during the three months ended September 30, 2020.

Service and other revenue increased $1.1 million, or 32%, to $4.4 million for the three months ended September 30, 2021, primarily due to higher product maintenance agreements sold on the growing installed base.

Cost of revenue, gross profit and gross margin

Cost of product revenue increased by $6.3 million, or 68%, to $15.5 million for the three months ended September 30, 2021, compared to $9.2 million for the three months ended September 30, 2020. The increase in cost of product revenue was primarily due to higher sales.

Cost of service and other revenue increased by $1.1 million, or 39%, to $3.9 million compared to $2.8 million for the three months ended September 30, 2020, primarily due to higher service volumes from our growing installed base and increased stock-based compensation expense.

Gross profit increased $8.3 million, or 117%, to $15.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Gross margin was 44.0% for the three months ended September 30, 2021 compared to gross margin of 37.0% for the same period during 2020. The improved gross margin percentage was primarily due to higher volumes and increased factory utilization during the three months ended September 30, 2021, compared to the same period of 2020, which was adversely impacted by the impact of the COVID-19 pandemic.

Research and Development Expense

Research and development expense increased by $11.0 million, or 67%, to $27.5 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $7.5 million in personnel expenses, including $3.1 million in stock-based compensation expense due to increase in headcount, and an increase of $2.2 million in product development costs compared to the same period of 2020. Research and development expense included stock-based compensation expense of $5.2 million and $2.1 million during the three months ended September 30, 2021, and 2020, respectively.

We expect research and development expenses to increase significantly in 2021, due to the acquisition of Omniome and our intent to continue to hire a significant number of additional personnel in research and development. We estimate costs associated with the Invitae collaboration to total approximately $20 million for 2021.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $16.8 million, or 114%, to $31.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in sales, general and administrative expense was primarily attributable to a $14.8 million increase in compensation expense, including $7.7 million in stock-based compensation expense, and a $0.7 million increase in legal and other professional expenses during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in compensation expense is primarily due to increase in headcount, as well as planned personnel additions as we execute on our plan to more than double our quota-carrying sales representatives during 2021. Sales, general and administrative expense included stock-based compensation expense of $9.9 million and $2.2 million during the three months ended September 30, 2021 and 2020, respectively.

Sales, general and administrative expense is planned to increase significantly in 2021, as we expect to more than double our quota-carrying sales representatives, increase headcount as part of our business expansion and incur incremental costs in connection with the acquisition of Omniome. Stock-based compensation included in sales, general, and administrative expense is expected to increase significantly in 2021.

Merger-related expenses

Merger-related expenses of $30.7 million during the three months ended September 30, 2021 consist of $11.8 million of transaction costs arising from the acquisitions of Omniome and Circulomics and $18.9 million of stock-based compensation expense resulting from the acceleration of certain equity awards in connection with the Omniome merger. We recognized $18.9 million of stock-based compensation expense for the acceleration that was not attributable to pre-combination services, consisting of $6.3 million that was settled in shares of our common stock, $7.4 million that was settled in cash and $5.2 million related to contingent consideration.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $3.7 million compared to none in the same period in 2020, primarily due to $3.5 million of interest incurred on the $900 million of 1.50% Convertible Senior Notes due February 15, 2028 that we issued on February 16, 2021.

Benefit from Income Taxes

A deferred income tax benefit of $94.8 million for the three and nine months ended September 30, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		$ Change	% Change
(in thousands, except percentages)	2021	2020
	(unaudited)
Revenue:
Product revenue	$82,338	$41,798	$40,540	97%
Service and other revenue	12,156	9,959	2,197	22%
Total revenue	94,494	51,757	42,737	83%
Cost of revenue:
Cost of product revenue	41,449	22,874	18,575	81%
Cost of service and other revenue	10,828	7,718	3,110	40%
Amortization of intangible assets	123	—	123	100%
Total cost of revenue	52,400	30,592	21,808	71%
Gross profit	42,094	21,165	20,929	99%
Operating expense:
Research and development	70,323	46,727	23,596	50%
Sales, general and administrative	86,804	54,846	31,958	58%
Merger-related expenses	30,726	—	30,726	100%
Total operating expense	187,853	101,573	86,280	85%

Operating loss	(145,759)	(80,408)	(65,351)	(81%)
Gain (loss) from Continuation Advances from Illumina	(52,000)	34,000	(86,000)	(253%)
Interest expense	(9,051)	(267)	(8,784)	(3290%)
Other income, net	92	1,143	(1,051)	(92%)
Loss before benefit from income taxes	(206,718)	(45,532)	$(161,186)	(354%)
Benefit from income taxes	(94,824)	—	(94,824)	(100%)
Net loss	$(111,894)	$(45,532)	$(66,362)	(146%)

Revenue

Revenue increased $42.7 million, or 83%, to $94.5 million for the nine months ended September 30, 2021, as compared to $51.8 million for the nine months ended 2020, driven primarily by an increase in instrument and consumable revenue.

Instrument revenue increased $24.5 million, or 118%, to $45.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due primarily to an increase in the instruments sold. During the nine months ended September 30, 2021 we placed 123 Sequel II/IIe systems compared to 54 for the nine months ended September 30, 2020. We expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2021, reflecting our increased commercial presence and customer demand. Consumables revenue increased $16.1 million, or 76%, to $37.2 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales as the installed base of Sequel II/IIe systems has grown, as well as lower utilization of the installed base of instruments due to the impact of the COVID-19 pandemic during the nine months ended September 30, 2020.

Service and other revenue increased $2.2 million, or 22%, to $12.2 million for the nine months ended September 30, 2021, due primarily to a higher number of product maintenance agreements sold on our growing installed base.

Cost of revenue, gross profit, and gross margin

Cost of product revenue increased $18.6 million, or 81%, to $41.4 million for the nine months ended September 30, 2021, compared to $22.9 million for the nine months ended September 30, 2021. The increase in cost of product revenue was primarily due to higher sales.

Cost of service and other revenue increased $3.1 million, or 40%, to $10.8 million for the nine-months ended September 30, 2021, compared to $7.7 million for the nine months ended September 30, 2020, due primarily to higher service volumes due to the growing installed base and increased stock-based compensation expense.

Gross profit increased $20.9 million, or 99%, to $42.1 million for the nine-month period ended September 30, 2021 compared to the nine months ended September 30, 2020. Gross margin was 44.5%, for the nine months ended September 30, 2021, compared to gross margin of 40.9% for the nine months ended September 30, 2020. The improved gross margin percentage was primarily due to higher sales volumes and increased factory utilization during the nine months ended September 30, 2021, compared to the same period of 2020, which was adversely impacted by the impact of the COVID-19 pandemic.

Research and Development Expense

Research and development expense increased by $23.6 million, or 50%, to $70.3 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in research and development expense was primarily driven by an increase of $14.8 million in personnel expenses, including $7.2 million in stock-based compensation expense, and an increase of $6.1 million in product development costs compared to the same period of 2020. Research and development expense included stock-based compensation expense of $12.5 million and $5.3 million during the nine months ended September 30, 2021 and 2020, respectively.

We expect research and development expenses to continue to grow in 2021, due to the acquisition of Omniome and our intent to hire a significant number of additional personnel in research and development. We estimate costs associated with the Invitae collaboration to total approximately $20 million for 2021.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $32.0 million, or 58%, to $86.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in sales, general and administrative expense was primarily attributable to an increase of $38.4 million in compensation expense, including $20.3 million in stock-based compensation expense, partially offset by a $6.0 million financial advisory fee during the nine months ended September 30, 2020 related to the terminated merger with Illumina. The increase in compensation expense is primarily attributable to executive hiring related to senior management transitions during the second half of 2020 and first half of 2021, as well as planned personnel additions as we execute on our plan to more than double our quota-carrying sales representatives during 2021. During the nine months ended September 30, 2021, we added 22 quota-carrying sales representatives, bringing our total to 44. Sales, general and administrative expense included stock-based compensation expense of $25.6 million and $5.2 million during the nine-month periods ended September 30, 2021 and 2020, respectively.

Sales, general and administrative expense is planned to increase significantly in 2021, as we expect to more than double our quota-carrying sales representatives, increase headcount as part of our business expansion and incur incremental costs in connection with the acquisition of Omniome.

Merger-related expenses

Merger-related expenses of $30.7 million during the nine months ended September 30, 2021 consist of $11.8 million of transaction costs arising from the acquisitions of Omniome and Circulomics and $18.9 million of stock-based compensation expense resulting from the acquisition of Omniome. We recognized $18.9 million of stock-based compensation expense for the acceleration that was not attributable to pre-combination services, consisting of $6.3 million that was settled in shares of our common stock, $7.4 million that was settled in cash and $5.2 million related to contingent consideration.

Gain (loss) from Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us Continuation Advances of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2021, increased by $8.8 million compared to the same period in 2020, primarily due to $8.8 million of interest incurred on the $900 million of 1.50% Convertible Senior Notes that were issued February 16, 2021.

Benefit from Income Taxes

A deferred income tax benefit of $94.8 million for the three and nine months ended September 30, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity

As of September 30, 2021, we had $1.08 billion in cash, cash equivalents and investments, compared to $318.8 million at December 31, 2020. The increase was attributable to the net proceeds from our issuance of $900 million of 1.50% Convertible Senior Notes on February 16, 2021 and $300 million of common stock in a private placement. This increase was partially offset by the payment of $319.8 million, net of cash acquired, in the acquisitions of Omniome and Circulomics in the third quarter of 2021 and repayment of $52 million of Continuation Advances to Illumina in the first quarter of 2021. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described in “—Results of Operations” above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs; service costs; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

Operating Activities

Our primary uses of cash in operating activities are for the development of ongoing product enhancements and future products, manufacturing, and support functions related to our sales, general and administrative activities.

We used $79.5 million of cash in operating activities for the nine months ended September 30, 2021, compared to cash provided by operating activities of $33.8 million for the same period in 2020.

Cash used in operating activities for the nine months ended September 30, 2021 was due primarily to a $111.9 million net loss, which includes a $94.8 million deferred income tax benefit, that was partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity, non-cash items such as stock-based compensation of $54.4 million and depreciation of $4.9 million and a net cash inflow from changes in operating assets and liabilities of $9.8 million. The change in net operating assets and liabilities was primarily attributable to increases of $17.9 million in deferred revenue and $10.3 million in accrued expenses, partially offset by an increase of $5.5 million in inventory, an increase of $6.9 million in accounts receivable, a decrease of $3.2 million in operating lease liabilities and a decrease of $3.0 million in other liabilities.

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

Investing Activities

Our investing activities consist primarily of business acquisitions, capital expenditures and investment purchases, sales and maturities. We used $744.3 million of cash for investing activities for the nine months ended September 30, 2021, compared to $120.8 million for the same period in 2020.

Cash used in investing activities for the nine months ended September 30, 2021 was due primarily to net purchases of investments of $421.4 million, cash paid, net of cash acquired, of $319.8 million for the acquisitions of Omniome and Circulomics and purchases of property and equipment of $3.1 million.

Cash used in investing activities for the nine months ended September 30, 2020 was due primarily to net purchases of investments of $119.9 million and purchases of property and equipment of $1.0 million.

Financing Activities

Cash provided by financing activities was $1.17 billion and $126.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Cash provided by financing activities during the nine months ended September 30, 2021 resulted from the net proceeds of $895.5 million from our February 2021 issuance of $900 million of 1.50% Convertible Senior Notes after deducting debt issuance costs, net proceeds of $294.8 million from our September 2021 private placement of common stock after deducting issuance costs and proceeds of $30.1 million from the issuance of common stock through our equity compensation plans, partially offset by $52.0 million of Continuation Advances repaid to Illumina.

Cash provided by financing activities during the nine months ended September 30, 2020 consisted of net proceeds of $93.8 million from our August 2020 underwritten public equity offering after deducting underwriter commissions and paid offering expenses, $34.0 million of Continuation Advances received from Illumina and proceeds of $14.2 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal upon the maturity of a credit facility agreement.

Private Placement of Common Stock

On July 19, 2021, we entered into a purchase agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell an aggregate of 11,214,953 shares of common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. The transaction closed on September 20, 2021. We registered the private placement shares for resale with the SEC following the closing of the merger.

Issuance and Sale of 1.50% Convertible Senior Notes due February 15, 2028

On February 16, 2021, we issued convertible senior notes to SB Northstar LP, a subsidiary of SoftBank Group Corp., pursuant to an investment agreement with SB Northstar LP, for $900 million at 1.50% interest rate, due February 15, 2028.

The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.50% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 and commenced on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.

The Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The Notes are convertible into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.

On or after February 20, 2026 and prior to the 31st scheduled trading day immediately preceding the maturity date of the Notes, the Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.

With certain exceptions, upon a change of control of the Company or the failure of our common stock to be listed on certain stock exchanges, the holders of the Notes may require that we repurchase all or part of the principal amount of the Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.

The Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the Notes under the Indenture. The Indenture also includes customary covenants for convertible notes of this type.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 9. Commitments and Contingencies in Part I, Item 1 of this Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

We carry our convertible senior notes at the principal amount, less unamortized debt issuance costs, on our Condensed Consolidated Balance Sheets. Because the notes have a fixed annual interest rate of 1.50%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 8. Convertible Senior Notes in Part I, Item 1 of this Form 10-Q for additional information.

There have been no other material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As a result of Omniome and Circulomics acquisitions, we implemented internal controls over accounting and financial reporting for business combinations during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Please see Note 9. Commitments and Contingencies in Part I, Item 1 of this Form 10-Q.

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

Our manufacturing partners and suppliers could also be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region that has low immunization rates, the more contagious Delta variant of COVID-19, as well as any future variants that evolve, could impact workforce availability at those locations and disrupt supply.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products and, consequently, related maintenance and support services. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

We have limited commercial sales to date and the commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated.

Our first commercial product launched in 2011 and we have had limited sales to date, especially with respect to our current Sequel II/IIe systems. As such, we have limited historical financial data upon which to base our projected revenue and planned operating expenses or upon which to evaluate our company and our commercial prospects. In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. We placed 44 Sequel II/IIe systems during the three months ended September 30, 2021 and we expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2021. However, based on our limited experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

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

Except for the quarters ended September 30, 2015 (as a result of a one-time gain on lease amendments), March 31, 2020 (as a result of the recognition of a gain relating to the Continuation Advances), December 31, 2020 (as a result of recognition of gain relating to the Reverse Termination Fee), September 30, 2021, (as a result of the recognition of a one-time income tax benefit from business acquisitions) and the year ended December 31, 2020 (as a result of recognition of gain relating to the Reverse Termination Fee and gain relating to the Continuation Advances), we have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. Excluding the recognition in October 2020 of gain relating to the Reverse Termination Fee and the recognition in the first quarter of 2020 of gain relating to the Continuation Advances, we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. For example, we entered into a multi-year Development and Commercialization Agreement with Invitae, whereby Invitae provides us with funding to develop certain products relating to production-scale high-throughput sequencing. In July 2021 we acquired Circulomics and in September 2021, we acquired Omniome.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II/IIe Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to the SMRT Cell 8M, reagents and Sequel II/IIe Systems, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel and Sequel II/IIe Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products, including the SMRT Cell 8M for the Sequel II/IIe Systems. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, we may be forced to delay product shipments or the scaling of manufacturing or supply. In particular, if the continued rollout of our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell 8M and Sequel II/IIe Systems, could materially and adversely affect our business, operations, financial condition, and prospects.

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

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems and products related to our recent Circulomics and Omniome acquisitions. If we are unable to sell Circulomics or Omniome products we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and thus cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

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

Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. We cannot assure you that product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or that product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

The operations of our third-party manufacturing partners and suppliers could be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, a global shortage of semiconductors, which has been reported since early 2021, has caused challenges in our supply chain and resulted in some cost increases. In addition, because our semiconductor suppliers are in regions that have low vaccination rates, the more contagious Delta variant of COVID-19, or any variants that evolve in the future, could lead to increased infections among workers that could further disrupt the supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we have received insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business, operations, financial condition, and prospects could be materially and adversely harmed.

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

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if we experience increased cases of COVID-19 among our employees, or if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability due to COVID-19. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

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

Because some of our customers and suppliers are based in China, our business, financial condition and results of operations could be adversely affected by the political and economic tensions between the United States and China.

We are subject to risks associated with political conflicts between the U.S. and China. A significant portion of our revenue is generated from China. For example, for the fiscal year ended December 31, 2020, 2019 and 2018, Gene Company Limited, our primary distributor in China, accounted for approximately 14%, 17% and 26% of our total revenue, respectively. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

The imposition of tariffs or other trade barriers between the U.S. and China, including the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain. In September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies.  This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. Therefore, it is possible that our ability to export our products to China may be restricted in the future. China also has imposed tariffs on imports into China from the United States. These tariffs could raise our costs. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

Other risks could include:

•interruptions to operations in China as a result of the COVID-19 pandemic or other disease outbreaks and natural catastrophic events, which have in the past and can result in the future in business closures, transportation restrictions, import and export complications and cause shortages in the supply of raw materials or disruptions in manufacturing;

•product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China; and

•the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government.

Difficulties in this relationship may require us to take actions adverse to our business to comply with governmental restrictions on business and trade with China.

In addition, our consumable chips are partly manufactured by a company based in Taiwan. Accordingly, there is a risk that current political tensions between China and Taiwan may lead to circumstances that negatively affect the availability of such consumable chips to us, which could lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, resulting in an adverse impact to our financial results and results of operations.

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

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ by country. Variations in the patent laws and regulations, or in interpretations of patent laws and regulations, in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of the patents that may be granted to us with certainty, the extent to which we will be able to enforce our patents against third parties or the extent to which third parties may be able to enforce their patents against us.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT Ltd., ONT Inc. and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) in addition to other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature in the future could result in determinations that our patents or pending patent applications are unpatentable to us, invalidated or unenforceable in whole or in part and could require us to expend significant time, funds, and other resources in litigating such challenges. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology, and could materially and adversely affect our business.

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

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file, lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. and Harvard University have, in the past, filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and PGI has filed claims against us in the U.S. District Court for the District of Delaware and in the Wuhan People’s Court in China. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products, and related maintenance and support services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop or commercialize products or services and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, to defend ourselves or our customers, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct diligence and report on whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. Furthermore, the complex nature of our products requires components and materials that may be available only from a limited number of sources and, in some cases, from only a single source. We have incurred, and will continue to incur, additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. We may face reputational harm if we determine that certain of our products contain minerals that are not determined to be conflict free or if we are unable to alter our processes or sources of supply to avoid using such materials. In such circumstances, the reputational harm could materially and adversely affect our business, financial condition or results of operations.

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

On September 20, 2021, in connection with the closing of the Omniome Merger, we completed a Private Placement for the sale of an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. In connection with the Private Placement, we entered into a Registration Rights Agreement with the Private Placement investors, providing them, among other things, certain registration rights, including our obligation to register the Private Placement shares for resale with the SEC within 30 days following the closing of the Private Placement.

Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we issue in connection with our future fundraising efforts. Also, SB Northstar LP, a subsidiary of SoftBank Group Corp., purchased $900 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028, convertible at the option of the holders at any time into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share). In addition, on September 20, 2021 in connection with the closing of the Omniome Merger, we completed a Private Placement for the sale of an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million with certain qualified institutional buyers and institutional accredited investors, including approximately $60 million to SB Northstar LP. As a result, these current and future stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Default Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
4.1	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	February 17, 2021
4.2	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.1)	8-K	4.1	February 17, 2021
10.1‡	Agreement and Plan of Merger and Plan of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp, Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 2021
10.2	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.2	July 20, 2021
10.3	Registration Rights Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.3	July 20, 2021
10.4	Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. and related forms of agreement thereunder			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)

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

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Date: November 4, 2021	By:	/s/ Susan G. Kim
Susan G. Kim
Chief Financial Officer

Date: November 4, 2021	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer