Form 10-K
period 2021-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2022-02-28
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $6,791,088,144. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the issuer’s common stock as of January 31, 2022: 221,182,457

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to:

•the attributes and sequencing advantages of SMRT® technology;

•our current and future products;

•market opportunities, strategic and commercial plans, including strategy for our business and related financing;

•expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products;

•manufacturing plans including developing and scaling of manufacturing and delivery of our products;

•research and development plans;

•product development including, among other things, statements relating to future uses, quality or performance of, or benefits of using, products or technologies, updates or improvements of our products;

•intentions regarding seeking regulatory approval for our products;

•competition;

•expectations regarding unrecognized income tax benefits;

•expectations regarding the impact of an increase in market rates on the value of our investment portfolio;

•the sufficiency of cash, cash equivalents and investments to fund projected operating requirements;

•the effects of recent accounting pronouncements on our financial statements; and

•other future events.

Forward-looking statements can be identified by words such as: “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our products, including data regarding the estimated size and estimated growth for those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

ITEM 1. BUSINESS

Overview

We are a premier life science technology company that is designing, developing and manufacturing advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long read sequencing technology and our emerging short read Sequencing by Binding (SBB®) technology. Our products address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies.

Our Mission and Impact

Our mission is to enable the promise of genomics to better human health. Genomics is core to all biological processes, and our advanced genomics tools provide scientists and clinical researchers the insights to better understand biology and health. The “promise of genomics” postulates that medicine, agriculture, public health, drug development, and other disciplines will be fundamentally transformed with the incorporation of routine genomic information over the coming decades. We see early progress toward this transformation in the applied use of genomics in areas such as genetic disease, oncology, and sustainable food production. However, legacy genomics technologies have fundamental limitations in progressing these fields toward the promise of genomics. We believe that unleashing the full potential of genomics will require a level of accuracy and completeness that is inaccessible to legacy technologies. Accuracy and completeness are central to our product development strategy, and thus we have created some of the most innovative, high-quality, genomics solutions on the market.

The Underlying Science

Genetic inheritance in living systems is conveyed through a naturally occurring information storage system known as deoxyribonucleic acid, or DNA. DNA stores information in linear chains of the chemical bases adenine, cytosine, guanine and thymine, represented by the symbols A, C, G and T respectively.

In humans, the genome is comprised of approximately three billion DNA base-pairs, which are divided into 23 chromosomes ranging in size from 50 million to 250 million bases. There are approximately 23,000 smaller regions within these chromosomes, called genes, which contain the blueprints for protein production. The proteins synthesized from these blueprints essentially underlie the operation of all biological systems.

Genome sequencing reads the bases of long fragments of nucleic acids. Initial genome sequencing studies have shown that mutations in these DNA base pairs play a critical role in human disease, contributing to the burgeoning field of genomics. Since then, recent discoveries have highlighted additional complexities of DNA and ribonucleic acid, or RNA. These include the presence of modified bases such as methylation, and post-translational modification or the processing of RNA molecules after they are transcribed from the genome, both of which can affect protein synthesis.

Our Principal Markets

Researchers utilize our solutions in human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.

Human Germline Sequencing: Improving rare disease research and understanding

According to a World Health Organization publication, it is estimated that 400 million people worldwide are affected by up to 8,000 distinct rare diseases, with 80% of these believed to be genetic in nature. Other sequencing technologies applied to rare disease diagnosis are technologically limited to interrogating small variants, representing only a subset of possible genomic variation. Consequently, most genetic disease cases are undiagnosed, leaving families on multi-year diagnostic odysseys.  Sequencing the human genome with long and accurate reads enables the potential detection of all known classes of disease-causing variation. In addition, the ability of PacBio’s long-read sequencing technology to detect 5-Methylcytosine, an epigenetic factor shown to alter gene behavior, may enable further advances in research and development in genetic disease diagnosis.

Infectious Disease and Microbiology: Understanding and tracking microbes and pathogens in support of global public health

Our technology has increased the scientific community’s understanding of microorganism and viruses and their malignancy, transmission, and potential resistance to antibiotics or vaccines. Our sequencing technology delivers some of the most comprehensive and complete genomes available, enabling federal agencies, public health organizations, and healthcare providers the ability to conduct wide-ranging research and surveillance activities to:

•Generate high quality, complete genome assemblies, revealing variants of all known types, to gain a deeper understanding of community-acquired and hospital-associated infections and transmissions;

•Identify and characterize pathogens to inform regional, national and global public health agencies for preparation and response to rapidly evolving microorganism; and

•Characterize complex microbial communities to understand their role in human, animal, and environmental health.

Oncology: Enable the discoveries of underlying causes of cancer, progression and relapse

Understanding the cellular and molecular complexity of tumor cells is critical in developing more effective targeted cancer therapies. Advancements in single-cell analyses have previously been recognized by Nature Methods magazine as the “method of the year” in 2019. Single-cell transcriptomics is particularly impactful in defining cellular identity and function; however, other technologies only sequence a portion of RNAs, missing critical information.  Our long-read RNA sequencing method, single-cell Iso-Seq (scIso-Seq), accurately detects molecular events such as RNA isoforms and expressed mutations and provides gene expression information at the single-cell level.  We believe scIso-Seq is uniquely positioned to enable discoveries by researchers of the underlying causes of cancer initiation, progression, and relapse, as well as the discovery by researchers of novel diagnostic, prognostic and predictive biomarkers that may inform future clinical tests.

As novel discoveries continue to be made using our long sequencing technology, we believe our SBB short-read sequencing technology will enable us to meet the demands of customers in the expanding non-invasive testing market in oncology. Due to the small amounts of circulating tumor DNA (ctDNA) present in the blood of early-stage cancer patients and those with minimal residual disease (MRD), the presence of cancer often goes undetected and a more sensitive assay will be required. Based on internal testing, we believe our SBB technology has the potential to offer higher accuracy than competitor sequencing technologies, which may in the future support our customers’ development of more sensitive tests for the purpose of earlier detection and more robust monitoring of cancer.

Plant and Animal Sciences: Helping scientists answer biological questions across a broad range of plant and animal sciences

There are hundreds of thousands of distinct plant and animal species. Our technology is used to build de novo reference genomes for these organisms across several global initiatives which are dedicated to preserving, monitoring and cataloging biodiversity with actionable and accurate genomic data.

Our Technology, Products and Solutions

We have developed HiFi long-read sequencing combined with highly accurate Single Molecule Real-Time (SMRT) technology, which enables single-molecule, real-time detection of nucleic acid sequences for long-read applications. We are also expanding our genomic solutions with our short read Sequencing by Binding (SBB®) chemistry which offers sensitive sequencing for short read applications. Upon launch of the SBB platform, we believe we will be the only company offering both native long read and native short read technologies into the market.

Our sales consist of sales of instruments, chips and reagents based on our SMRT technology as well as services we perform for customers and we are developing products based on our nanobind technology.

HiFi Long-read Sequencing

Our HiFi long-read sequencing protocol was built upon our HiFi sequencing systems, including consumables and software, and offers customized end-to-end workflows for different SMRT sequencing applications. Highly accurate, long sequence reads simplify and accelerate data analysis algorithms, reducing the needs for error correction steps and/or assembly aspects, depending on the application.

Customers use our HiFi long read sequencing platforms in a wide range of sequencing applications, including whole genome sequencing and de novo genome assembly, long-range phasing, targeted sequencing, full-length RNA and single-cell sequencing, characterization of metagenomic communities and other mixed DNA samples, viral genome sequencing, and others. Our technology is also capable of detecting epigenetic markers simultaneously by analyzing the kinetics of DNA polymerization which is affected, and thereby detectable, by epigenetic markers such as 5-methylcytosine or N6-methyladenine, and we anticipate such capability to become commercially available in April 2022.

SMRT Technology

Our proprietary SMRT Technology enables the observation of DNA synthesis as it occurs in real time by harnessing the natural process of DNA replication, which in nature is a highly efficient and accurate process actuated by DNA polymerases. DNA polymerases attach to a strand of DNA to be replicated, examine the individual base at the point it is attached, and then determine which of the four building blocks, or nucleotides (A, C, G, or T), is required to complement that individual base. After determining which nucleotide is required, the polymerases incorporate that nucleotide into the growing strand being produced.

SMRT Sequencing is based on following the activity of DNA polymerase on individual DNA molecules in real time which occurs on our SMRT cells that are monitored and analyzed within our Sequel I, II, and IIe systems. Carried out on SMRTbell templates, which attach hairpin adapters to the ends of double-stranded DNA molecules to be sequenced, SMRT sequencing allows for the successive sequencing of both the forward and reverse strands of the individual DNA molecule occurring multiple times, thereby allowing for the same base of the same molecule to be sequenced more than once in a sequencing run. According to research we performed in collaboration with other researchers subsequently published in Nature Biotechnology in 2019, the base calls from the resulting subreads can be processed to generate the final base call in an analytical procedure called circular consensus sequencing, leading to what we have defined as our HiFi sequence reads which have high accuracy typically being defined as having greater than 99% read accuracy, but often exceeding greater than 99.9% accuracy according to research we performed in collaboration with other researchers, subsequently published in Nature Biotechnology in 2019. While HiFi reads have been utilized routinely for DNA inserts in the kilobase (1000 bases) range for applications such as full-length RNA sequencing or amplicon sequencing, advancements made a few years ago to increase the number of bases covered by the polymerase to greater than ~50,000 bases has allowed us to routinely increase the size of DNA fragments that can be subjected to HiFi sequencing, ranging currently to up to 25 kilobases in size providing sufficient read length with our accuracy to support a multitude of applications across human health, plant and animal, and microbiology, according to research we performed in collaboration with other researchers, subsequently published by Scientific Data in 2020. The ability to generate single-DNA molecule sequence reads that are both long and highly accurate allows researchers to obtain more contiguous, complete and accurate genomic data, thereby allowing for greater insights into the complexity of biological systems.

Sequel, Sequel II and Sequel IIe Instruments

Our Sequel, Sequel II and Sequel IIe instruments conduct, monitor, and analyze single molecule biochemical reactions in real time. The instruments use extremely sensitive imaging systems to collect the light pulses emitted by fluorescent reagents allowing the observation of biological processes. Computer algorithms are used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G or T base call with associated quality metrics. Once sequencing is started, the real-time data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values.

Consumables

Customers purchase proprietary consumable products to run their PacBio systems. Our consumable products include our proprietary SMRT Cells and reagent kits. One SMRT Cell is consumed per sequencing reaction, and scientists can choose the number of SMRT Cells they use per experiment.

We offer several reagent kits, each designed to address a specific step in the core sequencing workflow. A template preparation kit is used to convert DNA into SMRTbell® double-stranded DNA library formats and includes typical molecular biology reagents, such as ligase, buffers and exonucleases. Our binding kits include our modified DNA polymerase, and are used to bind SMRTbell libraries to the polymerase in preparation for sequencing. Our core sequencing kits contain reagents required for on-instrument, real-time sequencing, including the phospholinked nucleotides.

In addition, we offer HiFiViral for SARS-CoV-2, our first fit-for-purpose, end-to-end solution for COVID-19 genome sequencing. This solution uses a differentiated molecular inversion probe (MIPs) design which is robust to the emergence of new variants in the COVID-19 genome and allows for detection of all known classes of variation across the entire viral genome. Both of these characteristics are required for efficient and effective public health surveillance programs battling the COVID-19 pandemic. The solution also includes fit-for-purpose software that enables automated variant calling and preparation of files for submission into public databases tracking the evolution of the COVID-19 genome.

SBB Short-read Sequencing

In contrast to SMRT sequencing, Sequencing by Binding (SBB®) reads short fragments of DNA (hundreds of bases instead of kilobases) in a massively parallel manner, thereby achieving higher throughput and lower price per datapoint relative to long read solutions. Current short-read next generation sequencing technologies available in the market incur various rates of errors in results. Researchers deploy multiple tactics to try to mitigate these effects, including oversampling or implementing complex library preparation methods, yet still face challenges, including missing rare variants.

We believe our proprietary SBB approach will enable researchers to address the gap in detecting rare variants, especially in complex heterogenous samples. Employing a two-phase sequencing chemistry, the SBB approach binds a dye-labeled nucleotide without incorporation into the DNA chain, then removes that base, then blocks and extends with a terminated nucleotide. Using nucleotides with single modifications, we incorporate more native bases, avoiding potential scarring due to fluorescent linker presence. This design helps avoid raw errors and we believe can help us develop a product with substantially greater accuracy than currently marketed short read sequencing products. SBB enables simplified upfront library preparation, redefines coverage requirements and reduces bioinformatic workload for downstream analysis. The accuracy of our novel sequencing approach has the potential to advance translational cancer research, drive higher fidelity single-cell applications, and broadly enable clinical sequencing—even in regions of the genome prone to sequencing errors with other short-read sequencing technologies.

Our Strategy for Growth

To enable the promise of genomics, our strategy includes the following key elements:

•Continue to drive commercial adoption and utilization of our current generation Sequel II/IIe platform

•Drive clinical utility of HiFi long-read sequencing by completing development of our next generation higher throughput HiFi long-read sequencing platform

•Complete development of our SBB short-read sequencing platform

•Develop applications that expand existing applications for our sequencing solutions

•Create an ecosystem of customers, partners and collaborators whose expertise and offerings complement and enhance the capabilities and utility of our technology and increase genomic data available on our platforms

Marketing, Sales, Service and Support

We market our products through a direct sales force in North America and parts of Europe and through distribution partners in Asia, certain other parts of Europe, the Middle East and Africa, and Latin America. We plan to continue to invest in growing our marketing, sales, service and support resources as we drive continued adoption of products, launch new products and expand our customer base.

Our business is subject to seasonal trends. See the Risk Factors section, specifically the risk factor titled Seasonality may cause fluctuations in our revenue and results of operations for additional information.

Customers

Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies. In general, our customers will isolate, prepare and analyze genetic samples using PacBio sequencing systems in their own laboratories, or they will send their genetic samples to third party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn or other crops. For the years ended December 31, 2021, 2020 and 2019, one customer, Gene Company Limited, our primary distributor for China and Hong Kong, accounted for approximately 13%, 14% and 17% of our total revenue, respectively.

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

Backlog

As of December 31, 2021, our instrument backlog was approximately $2.0 million, compared to $10.1 million as of December 31, 2020. We define backlog as purchase orders or signed contracts from our customers which we believe are firm and for which we have not yet recognized revenue. We expect to convert this backlog to revenue during 2022; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing

We manufacture sequencing instruments, SMRT cells and reagents. Our key manufacturing and service facility in Menlo Park, California has received ISO 13485 and ISO 9001 certifications for the design, development, manufacture, distribution, installation, and servicing of its nucleic acid sequencing platforms. We utilize subcontract manufacturers for components of the manufacturing process. We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to significant quality specifications. We periodically conduct quality audits of most critical suppliers and have established a supplier certification program. Some of the components required in our products are currently either sole sourced or single sourced.

Research and Development

We have historically made and plan to continue to make significant investments in research and development. Our research and development efforts focus on programs to develop new and existing platforms, as well as increase throughput and decrease costs on behalf of our customers. We are currently developing higher throughput platforms that encompass our HiFI long read sequencing. We also have a mid-throughput short read Sequencing by Binding platform that is currently under development. In addition to platform development, we also innovate across end-to-end workflows to improve usability, as well as develop new applications for the advancement of human health.

Intellectual Property

Developing and maintaining a strong intellectual property position is an important element of our business. We have sought, and will continue to seek, patent protection for our SMRT technology, for improvements to our SMRT technology, as well as for any of our other technologies where we believe such protection will be advantageous.

Our current patent portfolio, including patents exclusively licensed to us, is directed to various technologies, including SMRT nucleic acid sequencing and other methods for analyzing biological samples, ZMW arrays, surface treatments, phospholinked nucleotides and other reagents for use in nucleic acid sequencing, optical components and systems, processes for identifying nucleotides within nucleic acid sequences and processes for analysis and comparison of nucleic acid sequence data. With the acquisition of Omniome and Circulomics, we have further obtained patent applications related to short read nucleic acid sequencing and nucleic acid preparation and purification. Some of the patents and applications that we own, as well as some of the patents and applications that we have licensed from other parties, are subject to U.S. government march-in rights, whereby the U.S. government may disregard our exclusive patent rights on its own behalf or on behalf of third parties by imposing licenses in certain circumstances, such as if we fail to achieve practical application of the U.S. government funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications.

As of December 31, 2021, we own or hold exclusive licenses to 392 issued U.S. patents, 107 pending U.S. patent applications, 343 granted foreign patents and 150 pending foreign patent applications, including foreign counterparts of U.S. patent and patent applications. The full term of the issued U.S. patents will expire between 2022 and 2040.  We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

Of our exclusively licensed patent applications, 6 issued U.S. patents are licensed to us by the Cornell Research Foundation, which manages technology transfers on behalf of Cornell University.

Other Sequencing Solutions

There are a significant number of companies offering nucleic acid sequencing equipment or consumables. These include, but are not limited to, Illumina, Inc. (“Illumina”), BGI Genomics, Thermo Fisher Scientific Inc. (“Thermo”), Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Roche, Qiagen N.V. (“Qiagen”), Element Biosciences, Inc. (“Element”), Bionano Genomics, Inc. (“Bionano”), and Singular Genomics Systems, Inc. (“Singular”). These companies may have different levels of financial, technical, manufacturing, administrative and support resources available to them. We expect the competition to intensify within the overall nucleic acid sequencing market as there are also several companies developing new sequencing technologies, products and/or services. Increased competition may result in pricing pressures, which could harm our sales, profitability or share of supply.

In order for us to maintain and increase our sales, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators. Our HiFi long-read sequencing will need to continue to deliver very high consensus accuracy and long read lengths and include single molecule, real-time resolution, with the ability to detect real-time kinetic information, fast time to result and flexibility, as well as support the breadth and depth of current and future applications.

Government Regulation

The development, testing, manufacturing, marketing, postmarket surveillance, distribution, advertising and labeling of certain medical devices, including in vitro diagnostic products and laboratory-developed tests, are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FDCA) and comparable state and foreign regulatory agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a premarket notification, known as 510(k), or premarket approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.

We intend to label and sell our products for research use only (“RUO”) and expect to sell them to research customers in various settings, including academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our current RUO products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by FDA. Rather, while FDA regulations require that RUO products be labeled for research use only and to market and distribute RUO products in accordance with the FDA RUO guidance, the regulations do not subject RUO products to the FDA’s jurisdiction or the broader pre- and postmarket controls for medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. In the future, products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (“IVDs”) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under premarket and postmarket control as medical devices, unless an exemption applies, and we would be required to obtain either prior 510(k) clearance or prior premarket approval from the FDA before commercializing the product. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and meet all of the local regulatory requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products.

In November 2013, the FDA issued a final guidance on products labeled RUO, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances may include, among other things, written or verbal marketing claims regarding a product’s performance in clinical diagnostic applications and a manufacturer’s provision of technical support for such activities. If FDA were to determine, based on the totality of circumstances, that our products labeled and marketed for RUO are intended for diagnostic purposes, they would be considered medical devices that will require clearance or approval prior to commercialization. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation. We continue to monitor the changing legal and regulatory landscape to ensure our compliance with any applicable rules, laws and regulations.

The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk to the patient are placed in either class I or II, which, unless an exemption applies, requires the manufacturer to submit a premarket notification requesting FDA clearance for commercial distribution pursuant to Section 510(k) of the FDCA. This process, known as

510(k) clearance, requires that the manufacturer demonstrate that the device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a “pre-amendment” class III device for which premarket approval applications (“PMAs”) have not been required by the FDA. This FDA review process typically takes from four to twelve months, although it can take longer. Most Class I devices are exempted from this 510(k) premarket submission requirement. If no legally marketed predicate can be identified for a new device to enable the use of the 510(k) pathway, the device is automatically classified under the FDCA as Class III, which generally requires premarket approval, or PMA approval. However, FDA can reclassify or use “de novo classification” for a device that meets the FDCA standards for a Class II device, permitting the device to be marketed without a PMA approval. To grant such a reclassification, FDA must determine that the FDCA’s general controls alone, or general controls and special controls together, are sufficient to provide a reasonable assurance of the device’s safety and effectiveness. The de novo classification route is generally less burdensome than the PMA approval process.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or those deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Class III devices typically require PMA approval. To obtain PMA approval, an applicant must demonstrate the reasonable safety and effectiveness of the device based, in part, on data obtained in clinical studies. All clinical studies of investigational medical devices to determine safety and effectiveness must be conducted in accordance with FDA’s investigational device exemption (“IDE”) regulations, including the requirement for the study sponsor to submit an IDE application to FDA, unless exempt, which must become effective prior to commencing human clinical studies. PMA reviews generally last between one and two years, although they can take longer. Both the 510(k) and the PMA processes can be expensive and lengthy and may not result in clearance or approval. If we are required to submit our products for premarket review by the FDA, we may be required to delay marketing and commercialization while we obtain premarket clearance or approval from the FDA. There would be no assurance that we could ever obtain such clearance or approval.

All medical devices, including IVDs, that are regulated by the FDA are also subject to the quality system regulation. Obtaining the requisite regulatory approvals, including the FDA quality system inspections that are required for PMA approval, can be expensive and may involve considerable delay. The regulatory approval process for such products may be significantly delayed, may be significantly more expensive than anticipated, and may conclude without such products being approved by the FDA. Without timely regulatory approval, we will not be able to launch or successfully commercialize such diagnostic products. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products. This may negatively affect our ability to obtain or maintain FDA or comparable regulatory clearance or approval of our products in the future. In addition, regulatory agencies may introduce new requirements that may change the regulatory requirements for us or our customers, or both.

As noted above, although our products are currently labeled and sold for research purposes only, the regulatory requirements related to marketing, selling, and supporting such products could be uncertain and depend on the totality of circumstances. This uncertainty exists even if such use by our customers occurs without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected.

For example, in some cases, our customers, including laboratories that offer services as part of our certified service provider program, may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers, but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, FDA may increase its regulation of LDTs. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or premarket approval. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other postmarket regulatory requirements.

If our products become subject to FDA regulation as medical devices, the regulatory clearance or approval and the maintenance of continued and postmarket regulatory compliance for such products will be expensive, time-consuming, and uncertain both in timing and in outcome. Commercialization of such regulated medical devices can increase our exposure under additional laws. For example, medical device companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any medical products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and transparency laws and regulations related to payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment.

In the future, to the extent we develop any clinical diagnostic assays, we may pursue payment for such products through a diverse and broad range of channels and seek coverage and reimbursement by government health insurance programs and commercial third-party payors for such products. In the United States, there is no uniform coverage for clinical laboratory tests. The extent of coverage and rate of payment for covered services or items vary from payor to payor. Obtaining coverage and reimbursement for such products can be uncertain, time-consuming, and expensive, and, even if favorable coverage and reimbursement status were attained for our tests, to the extent applicable, less favorable coverage policies and reimbursement rates may be implemented in the future. Changes in healthcare regulatory policies could also increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our products, decrease our revenue and adversely impact sales of, and pricing of and reimbursement for, our products.

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. In the future, if we decide to distribute or market our diagnostic products as IVDs in Europe, such products will be subject to regulation under the European Union (“EU”) IVD Medical Device Regulation (“IVDR”) EU 2017/746. Outside of the EU, regulatory approval needs to be sought on a country-by-country basis in order to market medical devices. Although there is a trend towards harmonization of a quality system, standards and regulations in each country may vary substantially which can affect timelines of introduction.

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

Human Capital

As of December 31, 2021, we had 728 full-time employees. Of these employees, 342 were in research and development, 101 were in operations and service, 178 were in marketing, sales and customer support, and 107 were in general and administration. With the exception of our field-based sales, marketing and service teams, the majority of our employees are in California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Talent Acquisition and Retention

We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates globally. In 2021, we were successful in hiring key positions throughout the organization that will help advance our growth. This includes an appointment of a new Chief Commercial Officer, Chief Operating Officer, and Chief Accounting Officer. We continue to attract and retain superior talent as measured by our minimal turnover rate and high employee service tenure.

Total Rewards

Our total rewards philosophy has been to invest in our workforce by offering competitive and fair compensation and benefits packages. We provide employees with compensation packages that include base salary, short-term incentives such as annual bonuses and commissions, and long-term equity awards. We also offer comprehensive employee benefits, which vary by country and region, such as life, disability, and health insurance, health savings and flexible spending accounts, paid time off, paid parental leave, Employee Stock Purchase Program, and a 401(k) plan. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages.

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

We continue our investments in and the prioritization of employee health, safety, and wellness in light of the COVID-19 pandemic. To protect and support our essential team members, we have implemented health and safety measures that included a mandatory vaccination policy for our U.S.-based employees, maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), instituting mandatory screening before accessing buildings and performing asymptomatic COVID-19 testing regularly for employees who work on site. We have also supported access to testing by holding on-site testing clinics available to employees and their family members. We continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages, sexual orientations, as well as education, skill sets and experience. We offer training programs on diversity awareness to help employees understand, recognize, respond, and prevent bias throughout the employee lifecycle. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility, and training and resources.

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

Additionally, we use our website (including the blog section of our website) as well as our Twitter account (@pacbio) as a channel of distribution for important company information and to comply with our disclosure obligations under Regulation FD. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “About Us - Investors” on our website home page. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible through our website at www.pacb.com/blog, as well as our Twitter account (@pacbio). The contents of our website and our Twitter account are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or Twitter account are intended to be inactive textual references only.

ITEM 1A.RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in our public filings with the Securities and Exchange Commission, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

•Our reliance on outsourcing to other companies for manufacturing certain components and sub-assemblies, some of which are sole-sourced;

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

•Our business, financial condition and results of operations could be adversely affected by the political and economic tensions between the United States and other countries, including China;

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics or pandemics. As a result of the ongoing COVID-19 pandemic, our financial results continue to be impacted negatively as our customers in multiple regions around the world suspended or curtailed their normal operations in efforts to curb the spread of COVID-19. While a significant number of our customer sites that shut down due to COVID-19 have re-opened, a significant number of our customers had delayed purchases of capital assets due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments and the associated consumables and software. The inability to receive or accept shipments of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products or related maintenance and support services, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. In response to local stay-at-home orders and in alignment with CDC recommendations, we limited our manufacturing and commercial operations based in Menlo Park, California. We will, however, continue to provide consumables and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel. We are continuing to monitor this evolving situation.

Our manufacturing partners and suppliers have been and could continue to be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region where immunization rates in certain communities may be low, the Omicron variant of COVID-19, as well as any future variants that evolve, could impact workforce availability at those locations and disrupt supply.

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

The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expand into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.

In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. We placed 374 Sequel II/IIe systems during the year ended December 31, 2021, and we expect the number of Sequel II/IIe placements to continue to grow during 2022.

We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we are developing a SBB short read sequencing platform. However, due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products or manage sales and marketing of multiple sequencing platforms;

•drive adoption of our current and future products, including the Sequel II/IIe Systems and products under development related to our emerging SBB technology;

•maintain our competitive position by continuing to attract and retain customers for our products;

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

•deliver our future products in a timely manner to our customers;

•grow our share by marketing and selling our products for new and additional applications;

•manage the significant burdens that expanding our existing or future products into current and new markets may impose on marketing, compliance, and other administrative and managerial resources;

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

Except for the quarters ended September 30, 2015 (as a result of a one-time gain on lease amendments), March 31, 2020 (as a result of the recognition of a gain relating to the Continuation Advances), December 31, 2020 (as a result of recognition of gain relating to the Reverse Termination Fee), September 30, 2021 (as a result of the recognition of a one-time income tax benefit from business acquisitions), and the year ended December 31, 2020 (as a result of recognition of gain relating to the Reverse Termination Fee and gain relating to the Continuation Advances), we have incurred net losses since inception and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future.

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

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long term planned operations.

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred and may further incur additional debt, including the debt incurred through issuance of $900.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028. We may not have sufficient cash to make required payments under the terms of this debt, and, should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to the SMRT Cell 8M and Sequel II/IIe Systems and our planned development of a SBB short read sequencing platform. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts and launching of new products, operations or to increase or maintain the level of our research and development activities.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. For example, we entered into a multi-year Development and Commercialization Agreement with Invitae, whereby Invitae provides us with funding to develop certain products relating to production-scale high-throughput sequencing. In July 2021, we acquired Circulomics and in September 2021, we acquired Omniome.

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

•difficulties in developing technology post-acquisition;

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

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to SMRT Cell Sequel II/IIe Systems, the SBB products under development, and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II/IIe Systems, depends on a number of factors, including performance and reliability of the system, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, SBB products under development, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel and Sequel II/IIe Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell 8M and the Sequel II/IIe Systems. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. In January 2021, we entered into a multi-year collaboration with Invitae to begin development of a production-scale high-throughput sequencing platform; in certain termination circumstances of this collaboration, we may be obligated to refund all or a portion of the development funds advanced by Invitae and/or we may owe Invitae a share of the revenue generated from the sale of the program products. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition and prospects.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, and the development of our proposed SBB short read sequencing platform, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell 8M and Sequel II/IIe Systems, our proposed SBB short read sequencing platform, and any future products that may be developed for medical and clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Further, we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe System, our business, operations, financial condition, and prospects may be materially and adversely affected.

Significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who retired on December 31, 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chief Operating Officer, Mark Van Oene, and our Chief Commercial Officer, Peter Fromen, were each appointed effective January 8, 2021. Also, our Vice President and Chief Accounting Officer Michele Farmer was appointed effective May 17, 2021, and our Chairman of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

Our success is highly dependent on our ability to further penetrate nucleic acid sequencing applications as well as on the growth and expansion of the demand for our products. If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of the SMRT Cell 8M and Sequel II/IIe Systems, and related products may not grow sufficiently to cover our costs.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems and products related to our recent Circulomics and Omniome acquisitions. If we are unable to develop SBB technology and sell acquired technology product, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

Nucleic acid sequencing applications are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that our products will be appropriate competitive for these applications. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular applications more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the applications that we seek to reach, which we may be unable to do at the scale required to support our business.

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

The operations of our third-party manufacturing partners and suppliers have been and could continue to be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

In addition, because our semiconductor suppliers are in regions that may have communities with low vaccination rates, the Omicron variant of COVID-19, or any variants that evolve in the future, could lead to increased infections among workers that could further disrupt the supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations, our business, operations, financial condition, and prospects could be materially and adversely harmed.

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

Rapidly changing technology in life sciences and research diagnostics could make our products obsolete unless we continue to develop, manufacture and commercialize new and improved products and pursue new opportunities.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the fiscal years ended December 31, 2021, 2020 and 2019, one of our customers, Gene Company Limited, accounted for approximately 13%, 14% and 17% of our total revenue, respectively. Gene Company Limited is our primary distributor in China. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

In addition, many of our customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us or our sales and distribution partners, which can and have had a negative effect on our gross margins or revenue.

We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base. The loss of one of our larger customers, a significant delay or reduction in its purchases, or any volume-based discount or other more favorable terms that we or our sales and distribution partner(s) may agree to provide, in light of the aggregated purchase volume or buying power resulting from such consolidation, has harmed, and in the future could harm, our business, financial condition, results of operations and prospects.

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

Our instruments represent significant capital expenditures for our customers in research applications. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the impact of COVID-19. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could materially and adversely harm our future operating results.

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

We are subject to risks associated with political conflicts between the U.S. and China. A significant portion of our revenue is generated from China. For example, for the fiscal years ended December 31, 2021, 2020 and 2019, Gene Company Limited, our primary distributor in China, accounted for approximately 13%, 14% and 17% of our total revenue, respectively. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

The imposition of tariffs or other trade barriers between the U.S. and China, including the tariffs previously implemented and additional tariffs that have been proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which, if implemented, remain uncertain. Beginning in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. These tariffs could raise our costs. Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies.  This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. Therefore, it is possible that our ability to export our products to China may be restricted in the future. China also has imposed tariffs on imports into China from the United States. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycle for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which often coincide with government fiscal year ends. For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced if funds remain unspent at fiscal year-end. Furthermore, Lunar New Year celebrations, which occur during our first quarter, and may last for a week or longer, resulting in closure of many of our customers’ offices in China and across the Asia-Pacific region have caused, and may in the future cause, decreased sales of our consumables during our first quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs even if we attain profitability. Furthermore, the changes to deductions, credits and expense recognition resulting from the Tax Cuts and Jobs Act of 2018 enacted on December 22, 2017, have materially impacted the value of our deferred tax assets and liabilities, and could adversely affect our future taxable income and effective tax rate.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT Ltd., ONT Inc. and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) in addition to other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature in the future could result in determinations that our patents or pending patent applications are unpatentable to us, or are invalidated or unenforceable in whole or in part and could require us to expend significant time, funds, and other resources in litigating such challenges. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology, and could materially and adversely affect our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters in the United States with PGI, and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have in the past received adverse rulings against us with respect to our complaint with the United States International Trade Commission for one of these proceedings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and they and others may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us or our products that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.

Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, ONT Ltd. and Harvard University have, in the past, filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and Personal Genomics of Taiwan, Inc. (“PGI”) has filed claims against us in the U.S. District Court for the District of Delaware and in the Wuhan People’s Court in China. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products, and related maintenance and support services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop or commercialize products or services, and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, to defend ourselves or our customers, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life science industry in particular. Failure to comply with government regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenue and the cost of operating our business.  In addition, changes to laws and government regulations could cause a material adverse effect on our business as we will need to adapt our business to comply with such changes. For example, a governmental prohibition on the use of human in vitro diagnostics or other regulations that negatively impact the research and development activities of our customers would adversely impact our commercialization of products on which we have expended significant research and development resources, which would in turn have a material adverse impact on our business and prospects.

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

Our products are currently labeled and promoted as research use only (“RUO”) products, and are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject regulation by the U.S. Food and Drug Administration (“FDA”), or the FDA’s regulatory jurisdiction could be expanded to include our products. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the FDA’s guidance on RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected. In the event that we fail to obtain and maintain necessary regulatory clearances or approvals for products that we develop for clinical uses, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations may be materially harmed. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. We do not have experience in obtaining FDA approvals and no assurance can be given that we will be able to obtain or to maintain such approvals. Furthermore, any approvals that we may obtain can be revoked if safety or efficacy problems develop.

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

As part of the Trump Administration’s efforts to combat COVID-19 and consistent with Executive Orders 13771 and 13924, the Department of Health and Human Services (“HHS”) announced rescission of guidance and other informal issuances of the FDA regarding premarket review of LDT absent notice-and-comment rulemaking, stating that, absent notice-and-comment rulemaking, those seeking approval or clearance of, or an emergency use authorization (“EUA”), for an LDT may nonetheless voluntarily submit a premarket approval application (“PMA”), premarket notification or an Emergency Use Authorization request, respectively, but are not required to do so. However, laboratories opting to use LDTs without FDA premarket review or authorization would not be eligible for liability protection under the Public Readiness and Emergency Preparedness Act. In November 2021, HHS under the Biden Administration issued a statement that withdrew the 2020 policy announcement issued under the Trump Administration, stating that HHS does not have a policy on LDTs that is separate from FDA’s longstanding approach. The FDA also issued a revised version of its COVID-19 test policy that states the FDA expects newly offered COVID-19 tests, including LDTs, to have an EUA, or traditional marketing authorization such as a granted De Novo or cleared 510(k), prior to clinical use.

Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect our ability to commercialize our products and the demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers.

If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic decision-making purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act and subject to recall and/or other enforcement action.

To the extent we elect to label and promote any of our products as medical devices, we would be required to obtain prior approval or clearance by the FDA or comparable foreign regulatory authority, which could take significant time and expense and could fail to result in a marketing authorization for the intended uses we believe are commercially attractive. Obtaining marketing authorization in one jurisdiction does not mean that we will be successful in obtaining marketing authorization in other jurisdictions where we conduct business.

If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain premarket 510(k) clearance or premarket approval from the FDA, unless an exception applies. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome premarket application, such as a PMA or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek premarket clearance or approval will be approved or cleared by FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable premarket clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.

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

Further, if we decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States or if a foreign regulatory authority determines that our products are regulated as medical devices, we would be subject to extensive medical device laws and regulations outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the new Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application dates of May 26, 2021 (postponed from 2020) and May 26, 2022, respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. The number and scope of these requirements are increasing. Unlike many of the other companies offering nucleic acid sequencing equipment or consumables, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Additionally, China also has imposed tariffs on imports into China from the United States. These tariffs could raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies.  This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls.  BIS has implemented export controls on some items described in this notice, and we understand that BIS plans to continue to issue controls on additional emerging technologies. Therefore, it is possible that our ability to export our products may be restricted in the future, most notably China.

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

•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”);

•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;

•difficulties and costs of staffing and managing foreign operations; and

•difficulties protecting, maintaining, enforcing or procuring intellectual property rights and defending against intellectual property claims under the law and judicial systems of other countries.

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

•operating results below the expectations of securities analysts or investors; and

•general economic and market conditions, which could be impacted by various events including COVID-19 or interest rate fluctuations.

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

On September 20, 2021, in connection with the closing of the Omniome Merger, we completed a Private Placement for the sale of an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. In connection with the Private Placement, we entered into a Registration Rights Agreement with the Private Placement investors, providing them, among other things, certain registration rights, including our obligation to register the Private Placement shares for resale within 30 days following the closing of the Private Placement.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the COVID-19 pandemic as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

•defending against intellectual property claims in other countries;

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

•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions and other trade barriers;

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

•deterioration of political relations between the U.S. and China, Canada, Russia, the United Kingdom (“U.K.”) and the European Union (“EU”), which could have a material adverse effect on our sales and operations in these countries;

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

•disruptions to global trade due to disease outbreaks or conflicts;

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or (“CPRA”), which significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. These and future laws and regulations may increase our compliance costs and potential liability.

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

Increased scrutiny of our environmental, social or governance responsibilities may result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance and growth may be adversely impacted.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters, research and development facilities, manufacturing and distribution centers are located in Menlo Park, California. We lease approximately 180,000 square feet under a lease expiring on October 31, 2027. We operate additional research, development and support functions in San Diego, where we lease approximately 73,500 square feet under a lease expiring on September 30, 2027, which was acquired in connection with the acquisition of Omniome. Including these leases, we lease approximately 278,000 square feet globally.

We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.LEGAL PROCEEDINGS

Please see Note 8. Commitments and Contingencies, subsection titled Legal Proceedings, in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “PACB.”

Holders of Record

As of January 31, 2022, there were approximately 59 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. [Reserved]

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

Our Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•Overview and Outlook

•Results of Operations

•Liquidity and Capital Resources

•Critical Accounting Policies and Estimates

•Quantitative and Qualitative Disclosure of Market Risk

•Recent Accounting Pronouncements

•Contractual Obligations

•Off Balance Sheet Arrangements

Overview and Outlook

About PacBio

We are a premier life science technology company that is designing, developing and manufacturing advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems.

Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long read sequencing and our emerging SBB short read sequencing technologies. Our products address solutions across a broad set of research applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.

Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare.

Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies.

As of December 31, 2021, our commercial team is comprised of over 178 employees, including 48 commissionable employees, many with advanced degrees in biology and significant experience in the genomics industry.

In 2021, we grew revenues by 65% as compared to December 31, 2020, driven by increased sales of our sequencing platforms and newly developed products as well as through strategic business acquisitions. We have added to our leadership team, expanded our critical commercial and research and development capabilities, and achieved development milestones toward commercialization of new and enhanced technologies. These achievements in 2021 focused on building a foundation for growth, that we will leverage to continue to focus on strategic, future-oriented execution as an organization, with our products and for our customers.

2022 Strategic Objectives

2021 was a productive year for us as we set out to transform the company, scale the business and drive adoption for our advanced sequencing technologies.

Our 2022 strategic objectives include:

▪Execution – leveraging commercial investment to drive continued HiFi and Sequel II/IIe adoption;

▪Progress our product pipeline – continue developing our future higher throughput HiFi sequencing platform and differentiated short-read technology; and

▪Delight our customers – deepening our customer relationships and expanding customer collaborations across existing and rapidly expanding new applications for our technology.

We will continue to leverage our commercial organization and make significant improvements in efficiency and usability of our Sequel II/IIe to seek to reach a broader customer base. We believe the commercial investments we have made in 2021 and will continue to make in 2022 will further help drive growth in our business.  We employed 48 quota-carrying field sales personnel as of December 31, 2021, and we expect to continue to grow the number of quota-carrying field sales personnel throughout 2022.  In 2021, we sought to increase the awareness of our products and the number of potential customers. In 2022, we expect to continue to expand our sales, general and administrative departments to invest in our growth.

To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing technologies. Our focus for 2022 will be to progress these programs to accelerate new platform launches in the near to mid-term as well as increase application for our technologies. In an effort to address the oncology markets with a highly differentiated alternative, we are also progressing our short read platform development with a goal of launching our SBB short read sequencing platform in the first half of 2023.  As a result, we expect our research and development expense to increase significantly in 2022 as compared to 2021.

We continue to believe that with the capabilities of our HiFi chemistry and SMRT technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for the company. We plan to pursue an expanding pipeline of other potential customer collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements will likely increase through 2022, ultimately adding to the awareness of our products and service offerings and driving new applications for use of our technology.

Financial Overview

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

In response to local stay-at-home orders and in alignment with CDC recommendations, we have limited our manufacturing and commercial operations. We have and will continue to provide consumables, instruments, and support to scientists at government, academic, and commercial labs that remain open. To aid in containing the spread of COVID-19, we have implemented remote-work options and are limiting employee travel. We are monitoring this rapidly evolving situation.

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

Key highlights of our 2021 consolidated financial results include the following:

•Revenue increased $51.6 million, or 65%, to $130.5 million for the year ended December 31, 2021, as compared to $78.9 million for the year ended December 31, 2020, driven primarily by an increase in instrument and consumable revenue. We expect revenue to grow in 2022 compared to 2021 and 2020. However, our future revenues largely depend on the rate of sales of our sequencing instruments, which are a leading indicator of future sales of consumables. We expect instrument placements to continue to grow as we expand our sales globally through our expanded sales force, through application of technology in new markets and through offering new features and solutions. In turn, we expect that this will continue to increase our sales of consumables and related services.

•Gross profit as a percentage of revenue (gross margin) was 45.1% in 2021 compared to 41.3% for the year ended December 31, 2020. The improved gross margin percentage was primarily due to higher sales volumes and increased utilization of our products during the year ended December 31, 2021, compared to 2020. Our gross margin in future periods will depend on several factors, including: strategic product pricing; product mix; sales of higher-margin consumables; supply chain constraints increasing the cost of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; warranty costs; and excess or obsolete inventories.

•Loss from operations increased $105.8 million or 101%, to $210.2 million for the year ended December 31, 2021, as compared to $104.4 million for the year ended December 31, 2020, driven primarily by an increase of $132.1 million of operating expenses, including $31.1 million of merger-related expenses incurred in connection with the acquisitions of Omniome, Inc. and Circulomics, Inc. in 2021. We expect the loss from operations to continue to grow due to continued increases in operating expenses, as we further invest in product commercialization, product development efforts and incur a full year of operating expenses associated with the acquisition of Omniome. See Note 2. Business Acquisitions for further details.

•Cash, cash equivalents and short-term investments were $1.04 billion at December 31, 2021, which represents an increase of 228% compared to the balance at December 31, 2020.

A detailed discussion of our comparison between 2021 and 2020 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2020 and December 31, 2019, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, which is incorporated herein by reference, and which is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.pacb.com).

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$113,505	$65,424	$48,081	73%
Service and other revenue	17,008	13,469	3,539	26%
Total revenue	130,513	78,893	51,620	65%
Cost of Revenue:
Cost of product revenue	56,358	35,424	20,934	59%
Cost of service and other revenue	14,989	10,903	4,086	37%
Amortization of intangible assets	306	—	306	—
Total cost of revenue	71,653	46,327	25,326	55%
Gross profit	58,860	32,566	26,294	81%
Operating Expense:
Research and development	112,899	64,152	48,747	76%
Sales, general and administrative	124,124	72,799	51,325	71%
Merger-related expenses	31,129	—	31,129	—
Change in fair value of contingent consideration	1,143	—	1,143
Total operating expense	269,295	136,951	132,344	97%
Operating loss	(210,435)	(104,385)	(106,050)	(102%)
Gain from reverse termination fee from Illumina	—	98,000	(98,000)	—
(Loss)/Gain from continuation advances from Illumina	(52,000)	34,000	(86,000)	(253%)
Interest expense	(12,530)	(267)	(12,263)	(4593%)
Other income, net	93	2,055	(1,962)	(95%)
Net (loss) income	$(274,872)	$29,403	$(304,275)	(1035%)

Revenue

Revenue increased $51.6 million, or 65%, to $130.5 million for the year ended December 31, 2021, as compared to $78.9 million for the year ended December 31, 2020, driven primarily by an increase in instrument and consumable revenue.

Instrument revenue increased $27.0 million, or 79%, to $61.3 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase in instruments sold. During the year ended December 31, 2021, our installed base was 374 Sequel II and Sequel IIe systems compared to the 203 systems in the year ended December 31, 2020. We expect the number of Sequel II/IIe placements to continue to grow during 2022, reflecting our increased commercial presence and customer demand.

Consumables revenue increased $21.0 million, or 68%, to $52.2 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales from growth of the installed base.

Service and other revenue increased $3.5 million, or 26%, to $17.0 million for the year ended December 31, 2021, primarily due to product services contracts sold on the growing installed base.

Cost of revenue, gross profit and gross margin

Cost of product revenue increased by $20.9 million, or 59%, to $56.4 million for the year ended December 31, 2021, compared to $35.4 million for the year ended December 31, 2020. The increase in cost of product revenue was primarily due to higher sales.

Cost of service and other revenue increased by $4.1 million, or 37%, to $15.0 million for the year ended December 31, 2021, compared to $10.9 million for the year ended December 31, 2020, primarily due to higher service volumes from our growing installed base and increased stock-based compensation expense.

Gross profit increased $26.3 million, or 81%, to $58.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Gross margin was 45.1%, for the year ended December 31, 2021, compared to gross margin of 41.3% for the year ended December 31, 2020. The improved gross margin percentage was primarily due to higher sales volumes and increased factory utilization during the year ended December 31, 2021, compared to 2020, which was more adversely impacted by the impact of the COVID-19 pandemic.

The global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Research and Development Expense

Research and development expense increased by $48.7 million, or 76%, to $112.9 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This change was primarily driven by an increase of $29.0 million in personnel expenses, due to an increase in headcount, including the acquired workforce from the Omniome acquisition, and an increase of $14.3 million of product development costs. Research and development expense included stock-based compensation expense of $20.3 million and $7.1 million during the twelve months ended December 31, 2021 and 2020, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows and applications leveraging our core technologies. We have and expect to continue to collaborate with strategic partners to develop sequencing solutions and expand the application of our technology. We intend to continue to significantly invest in research and development efforts into the foreseeable future. We expect research and development expenses to increase significantly in 2022, due to continued product development, research collaboration efforts, the acquisition of Omniome and our intent to continue to hire additional personnel in research and development. We also expect to continue to incur costs associated with products being developed in connection with the Invitae collaboration.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $51.3 million, or 71%, to $124.1 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. This change was primarily driven by an increase of $53.6 million in salaries and related expense due to increased headcount, which included quota-carrying sales representatives and executive hires, which was partially offset by a decrease of $6.6 million in consulting and professional services fees. Sales, general and administrative expense included stock-based compensation expense of $35.4 million and $8.2 million during the twelve months ended December 31, 2021 and 2020, respectively.

Sales, general and administrative expense is planned to increase significantly in 2022 as we expect to increase quota-carrying sales representatives, increase headcount as part of our business expansion and incur incremental costs in connection with the acquisition of Omniome.

Merger-related expenses

Merger-related expenses of $31.1 million during the year ended December 31, 2021, consist of $12.2 million of transaction costs arising from the acquisitions of Omniome and Circulomics and $18.9 million of stock-based compensation expense resulting from the acceleration of certain equity awards in connection with the Omniome merger. We recognized $18.9 million of stock-based compensation expense for the acceleration that was not attributable to pre-combination services, consisting of $6.3 million that was settled in shares of our common stock, $7.4 million that was settled in cash and $5.2 million related to contingent consideration.

Change in fair value of contingent consideration

Change in fair value of contingent consideration of $1.1 million during the year ended December 31, 2021, represents the remeasurement impact of the contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, utilizing SBB technology.

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

(Loss) Gain from Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us Continuation Advances of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million as part of other income in the year ended December 31, 2020.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the year ended December 31, 2021.

Interest Expense

Interest expense for the year ended December 31, 2021, was $12.5 million compared to $0.3 million for the year ended December 31, 2020, primarily due to the interest incurred on the $900 million of 1.50% Convertible Senior Notes due February 15, 2028 that we issued on February 16, 2021.

Other Income, Net

The decrease in Other income, net was primarily driven by a $0.8 million foreign exchange loss for the year ended December 31, 2021, compared to a $1.0 million foreign exchange gain recognized for the year ended December 31, 2020.

Benefit from Income Taxes

A deferred income tax benefit of $93.6 million for the year ended December 31, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2021.

Liquidity and Capital Resources

Our primary sources of liquidity, other than our holdings of cash, cash equivalents, and investments, has primarily been through the issuance of debt or equity securities, together with cash flow from operating activities. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described in Results of Operations above, and as a result, we may require additional capital resources to execute our strategic initiatives to grow our business.

Cash, cash equivalents and investments

As of December 31, 2021, we had $1.04 billion in cash, cash equivalents and investments, compared to $318.8 million at December 31, 2020. The increase was attributable to the net proceeds from our issuance of $900 million of 1.50% Convertible Senior Notes on February 16, 2021, and $300 million of common stock in a private placement on September 20, 2021. This increase was partially offset by the payment of $319.8 million, net of cash acquired, in the acquisitions of Omniome and Circulomics in the third quarter of 2021, repayment of $52 million of Continuation Advances to Illumina in the first quarter of 2021 and $111.2 million cash used in operating activities for the twelve months ended December 31, 2021.

Convertible Senior Notes

At December 31, 2021, we had $900 million of principal Convertible Senior Notes outstanding which mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.

On February 9, 2021, we issued convertible notes due 2028 (Notes) with an aggregate principal of $900 million. The net proceeds from the issuance, after deducting offering expenses, were $895.6 million. The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.50% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 commencing on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase. The proceeds from the issuance of the convertible notes will be used to fund operations, strategic investments and capital requirements.

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

See Note 7. Convertible Senior Notes for further details.

Acquisitions

On September 20, 2021, we acquired Omniome, a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy results, for total consideration of $714.8 million, consisting of $315.7 million in cash, $249.4 million in shares of PacBio common stock, and contingent consideration with a fair value of $168.6 million. Out of the total payment, approximately $18.9 million, comprised of $7.4 million of cash, 226,811 shares of PacBio common stock with a fair value of $6.3 million and $5.2 million of contingent consideration, was accounted for as a one-time post acquisition stock-based compensation expense. See Note 2. Business Acquisitions for further details.

With regards to the contingent consideration with a fair value of $168.6 million, we are required to pay Omniome stockholders an additional payment of $200 million, composed of $100 million in cash and $100 million in shares of our common stock, upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, comprising both an instrument and related consumables, that utilizes SBB technology.

Private Placement of Common Stock

On July 19, 2021, we entered into a purchase agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell an aggregate of 11,214,953 shares of common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. The transaction closed on September 20, 2021. We registered the private placement shares for resale following the closing of the merger.

Invitae Collaboration Arrangement

On January 12, 2021, we entered into a multi-year Development and Commercialization Agreement with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). If Program Products become commercially available, Invitae may purchase the Program Products. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

Under the Development Agreement, we are conducting a program to develop and will subsequently manufacture the Program Products. Invitae is funding certain development costs we incur in connection with the Program Products (“Program Development Costs”) and will receive preferred pricing on the Program Products as further described in Note 3. Invitae Collaboration Arrangement.

In certain termination circumstances, (i) we will be obligated to refund all or a portion of the development costs advanced by Invitae and/or (ii) we will owe Invitae a share of the revenue that may be generated from the sale of the Program Products to third parties if and when they are commercialized, until such time as Invitae has recouped the amounts paid to us, and in certain circumstances, a mutually agreed return.

We have incurred and expect to incur significant development costs over the duration of the Development Agreement. There can be no assurances that the development program will be successful or that the Program Products will become ready for commercial sale.

All amounts received from Invitae are initially deferred and accumulated in deferred revenue, non-current. As of December 31, 2021, we have recognized payments received from Invitae of $23.5 million in deferred revenue, non-current, on the Consolidated Balance Sheet.

Additional Capital Requirements

We anticipate that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating and capital requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K for the year ended December 31, 2021. Operating needs include planned costs to operate our business, including costs to fund working capital and capital expenditures.  Recent and expected working and other capital requirements, in addition to the above matters, include:

•Our purchase orders and contractual obligations of approximately $68.7 million as of December 31, 2021, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

•Our research and development expenditures were $112.9 million in 2021 and $64.2 million in 2020, and we expect to increase our investment in research and development in 2022, including enhancements of our existing products, continued development of a commercial product leveraging our acquired SBB technology, continued development of products in connection with our Invitae collaboration and new technology and products.

•Cash outflows for capital expenditures were $5.9 million in 2021 and $1.0 million in 2020.  We expect capital expenditures to increase in fiscal 2022 to support the increase in manufacturing and expansion of our business.

•Amounts related to future lease payments for operating lease obligations at December 31, 2021, totaled $57.7 million, with $11.3 million expected to be paid within the next 12 months.

•Amounts due under the term loan acquired in connection with Omniome at December 31, 2021, totaled $3.9 million, with $1.6 million expected to be paid within the next 12 months. Please see Note 6. Balance Sheet Components for additional information.

•Payments made to 3rd party collaborators to help advance our technologies and the capabilities of our products. We may also choose to drive investments to help create an ecosystem of customers, partners and collaborators whose expertise and offerings complement and enhance the capabilities and utility of our technology and increase genomic data available on our platforms.

•Payments related to licensing and other arrangements are cancelable license agreements with third parties for certain patent rights and technology. Under the terms of these agreements, we may be obligated to pay royalties based on revenue from the sales of licensed products, or minimum royalties, whichever is greater, and license maintenance fees. The future license maintenance fees and minimum royalty payments under the license agreements are not deemed to be material. At this time, obligations for future royalties under our license agreements are not estimable or probable.

Our capital needs may be impacted by the pace of adoption of our products, which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; manufacturing costs; service costs; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; macroeconomic impacts of COVID-19; and other factors.

If economic, financial, business or other factors adversely affect our ability to fund our projected operating cash requirements, we may be required to obtain funding through traditional or alternative sources of financing.  We cannot be certain that funds will be available on favorable terms, or at all. If we are required and unable to raise additional capital when desired, our business, operating results and financial condition may be adversely affected.

Cash Flow Summary

	Year Ended December 31,
(in thousands)	2021	2020
Cash (used in) provided by operating activities	$(111,180)	$19,503
Cash used in investing activities	(678,531)	(219,322)
Cash provided by financing activities	1,169,581	251,839
Net increase in cash, cash equivalents and restricted cash	$379,870	$52,020

Operating Activities

Our primary uses of cash in operating activities are for the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.

We used $111.2 million of cash in operating activities for the year ended December 31, 2021, compared to cash provided by operating activities of $19.5 million for the year ended December 31, 2020.

Cash used in operating activities for the year ended December 31, 2021, of $111.2 million was due primarily to a $181.0 million net loss, which includes a $93.6 million deferred income tax benefit, that was partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity, non-cash items such as stock-based compensation of $73.4 million, depreciation of $7.2 million, amortization of right-of-use assets of $4.0 million and a net cash inflow from changes in operating assets and liabilities of $20.7 million. The change in net operating assets and liabilities was primarily attributable to increases of $25.7 million in deferred revenue, an increase of $15.1 million in accrued expenses and an increase of $6.4 million in accounts payable partially offset by an increase of $12.4 million in inventory, an increase of $7.2 million in accounts receivable, an increase of $1.0 million in prepaid expenses and other assets and a decrease of $5.0 million in operating lease liabilities.

Cash provided by operating activities for the year ended December 31, 2020, was $19.5 million, reflecting net income of $29.4 million which included a gain from the Reverse Termination Fee received from Illumina of $98.0 million and a gain from the Continuation Advances from Illumina of $34.0 million. However, the Continuation Advances are considered a financing activity and therefore an associated $34.0 million adjustment has been reflected to cash provided by operating activities. The net income of $29.4 million included non-cash expense items such as stock-based compensation of $17.5 million and depreciation of $6.4 million. The change in net operating assets and liabilities was primarily attributed to an increase of $4.1 million in accrued expenses and an increase of $5.0 million in other liabilities, partially offset by a decrease of $5.1 million in accounts payable.

Investing Activities

Our investing activities consist primarily of business acquisitions, capital expenditures and investment purchases, sales and maturities. We used $678.5 million of cash for investing activities for the year ended December 31, 2021, compared to $219.3 million for the same period in 2020.

Cash used in investing activities for the year ended December 31, 2021, was due primarily to net purchases of investments of $352.8 million, cash paid, net of cash acquired, of $319.8 million for the acquisitions of Omniome and Circulomics and purchases of property and equipment of $5.9 million.

Cash used in investing activities for the year ended December 31, 2020, was due primarily to net purchases of investments of $218.3 million and purchases of property and equipment of $1.0 million.

Financing Activities

Cash provided by financing activities was $1.17 billion and $251.8 million for the year ended December 31, 2021 and 2020, respectively.

Cash provided by financing activities during the year ended December 31, 2021, resulted from net proceeds of $895.5 million from our February 2021 issuance of $900 million of 1.50% Convertible Senior Notes after deducting debt issuance costs, net proceeds of $294.8 million from our September 2021 private placement of common stock after deducting issuance costs and proceeds of $31.8 million from the issuance of common stock through our equity compensation plans, partially offset by $52.0 million of Continuation Advances repaid to Illumina.

Cash provided by financing activities during the year ended December 31, 2020, resulted from net proceeds of $187.5 million from our August 2020 and November 2020 underwritten public equity offerings after deducting underwriter commissions and paid offering expenses, $34.0 million of Continuation Advances from Illumina and proceeds of $46.4 million from the issuance of common stock through our equity compensation plans, partially offset by $16.0 million we repaid for the remaining outstanding principal to Deerfield upon the maturity of the Facility Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 8. Commitments and Contingencies of this Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of December 31, 2021.

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

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using average selling prices over a 12-month period combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities.

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

Goodwill and Intangible Assets

We make assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of fair value of intangible assets, which represents a significant portion of the purchase price in most acquisitions, requires the use of significant judgment relating to the fair value, whether the asset should be amortized, and if so, the period and method by which the intangible asset should be amortized. The Company estimates the fair value of the acquisition-related intangible assets primarily using the income approach, which discounts expected future cash flows to present value at the dates of the acquisition. Expected future cash flows utilize significant assumptions such as assumed revenue growth, discount rate and obsolescence factors

Finite-lived intangible assets, our developed technology and customer relationships, are capitalized and amortized over the lesser of the terms of the agreement or estimated useful life. We regularly review the carrying amount of our finite-lived intangible assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. We make judgements about the recoverability of finite-lived assets when events or changes in circumstances indicate that an impairment may exist. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Should impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value.

Goodwill is evaluated for impairment annually in the second quarter of each year, and when events occur, or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Qualitative factors that might require an interim evaluation include unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments or courts. When impairment seems more likely than not during our qualitative assessment, we perform the quantitative assessment where we compare the fair value of the reporting unit with the carrying values, including goodwill. If the carrying amounts of the reporting units exceed the fair values, we will record an impairment loss based on the difference.

Indefinite-lived intangible assets, our In-Process Research and Development (IPR&D), is not subject to amortization and is assessed for impairment on, at least, an annual basis in the second quarter of each year. We review indefinite-lived intangible assets for impairment using a qualitative assessment. When impairment seems more likely than not during our qualitative assessment, we will proceed with a quantitative assessment where we estimate the fair value. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to its fair value. We make judgements about the recoverability of indefinite-lived assets when events or changes in circumstances indicate that an impairment may exist. Upon the commercialization of an IPR&D asset, it is reclassified to developed technology, which is a finite-lived intangible asset, and amortized over its estimated useful life.

Estimates of discounted future cash flows require assumptions related to revenue and operating income growth rates, discount rates and other factors. We consider peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the asset under measurement and estimated weighted average costs of capital. Different assumptions from those made in our analysis could materially affect projected cash flows and the evaluation of assets for impairment.

We acquired $11.4 million of finite-lived intangible assets, $400.0 million of IPR&D and $410.0 million of goodwill in connection with the acquisitions of Omniome and Circulomics in the third quarter of 2021. We will perform the first annual quantitative goodwill and IPR&D impairment test in the second quarter of 2022. Through the review of qualitative factors in the fourth quarter of 2021, we noted no indications of impairment.

Contingent Consideration

In connection with the acquisition of Omniome in the third quarter of 2021, we entered into an arrangement where we are obligated to pay $200 million in cash and equity dependent upon the achievement of a milestone event upon the first commercial shipment of products developed from our acquired sequencing technology. See Note 2. Business Acquisitions for further information.

The contingent consideration liability was measured at fair value as of the acquisition date and is remeasured periodically at each reporting date, with changes in fair value recorded as change in fair value of contingent consideration in the statement of operations. The initial measurement and post-acquisition remeasurement require estimates and assumptions using a scenario-based method that considers a range of potential outcomes and assigned probabilities of occurrence for each outcome. Outcomes are discounted to present value, which is then weighted by the probability of each scenario to determine the total fair value of the contingent consideration payment as of each reporting period. Refer to Note 5. Financial Instruments for further discussion on valuation assumptions.

Recent Accounting Pronouncements

Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and investments.

We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Due to the short-term maturities of our investments, we do not believe that a hypothetical 10% adverse move in interest rates would have any material negative impact on the value of our investment portfolio.

We carry our convertible senior notes at the principal amount, less unamortized debt issuance costs, on our Consolidated Balance Sheets. Because the notes have a fixed annual interest rate of 1.50%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 7. Convertible Senior Notes in Part II, Item 8 of this Annual Form 10-K for additional information.

 Foreign Exchange Risk

Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars; however, a portion of our operations is conducted in foreign currencies. As a result, we have foreign exchange exposures relating to non-U.S. dollar denominated cash flows and monetary assets and liabilities that are denominated in currencies other than U.S. dollars. The value of the amounts is exposed to changes in currency exchange rates from the time the transactions are originated, until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposure is primarily concentrated in the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2021 would have resulted in a $2.7 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from these hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business combinations - Valuation of intangible assets

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company completed its acquisitions of Omniome, Inc. and Circulomics, Inc. during 2021. The transactions were accounted for as business combinations. As a result of the acquisitions, the Company recorded goodwill of $410.0 million and intangible assets of $411.4 million.

Auditing the Company’s accounting for the acquisitions was challenging because the determination of the fair value of the identified intangible assets, which principally consisted of in-process research and development (IPR&D), required management to make subjective estimates and assumptions. The Company used an income approach to measure the intangible assets. The valuation of the intangible assets is subject to higher estimation uncertainty due to management’s judgments in determining significant assumptions that included assumed revenue growth and obsolescence factors. Changes in these significant assumptions could have a significant effect on the fair value of the intangible assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the identified audit risks. For example, we tested controls over management’s review of the significant assumptions used to develop the fair value estimates of the intangible assets. We also tested management’s controls to validate that data used in the fair value estimates were complete and accurate.

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company’s valuation models with the assistance of valuation specialists, performing sensitivity analyses to determine which assumptions had the greatest impact on the overall determination of value, and testing the completeness and accuracy of the underlying data used to develop the assumptions. We also evaluated the assumptions by comparing them to market and economic trends, historical results of the Company’s business and other guideline companies within the same industry.

Revenue recognition - Estimation of standalone selling price

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company's instrument is generally sold in a bundled arrangement and commonly includes the instrument, instrument accessories, installation, one-year period of service, training, and consumables. The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price. The Company estimates the standalone selling price of each performance obligation using average selling prices over a 12-month period combined with an assessment of current market conditions. If the standalone selling price is not directly observable, then the Company estimates the standalone selling price by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

Auditing the Company's estimated standalone selling price is complex and required a higher level of judgment due to the level of estimation and subjectivity in establishing the standard selling price for products that are not sold separately.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the identified audit risks. For example, we tested controls over the process to determine the standalone selling price of each performance obligation. We also tested management’s controls to validate that data used were complete and accurate.

We tested management’s calculation of the standalone selling price by evaluating the completeness and accuracy of the underlying data used in management's calculation by agreeing the data to historical transactions and contract pricing for backlog orders. We also performed sensitivity analyses of significant assumptions to evaluate the changes in revenue recognized for the period under audit that would result from changes in the Company's estimated standalone selling price for the performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Redwood City, California

February 28, 2022

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$460,725	$81,611
Investments	583,675	237,203
Accounts receivable, net	24,241	16,837
Inventory	24,599	14,230
Prepaid expenses and other current assets	7,394	4,870
Short-term restricted cash	500	836
Total current assets	1,101,134	355,587
Property and equipment, net	32,504	24,899
Operating lease right-of-use assets, net	46,617	29,951
Long-term restricted cash	4,592	3,500
Intangible assets, net	410,979	—
Goodwill	409,974	—
Other long-term assets	1,170	43
Total assets	$2,006,970	$413,980
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,002	$3,579
Accrued expenses	36,261	17,350
Deferred revenue, current	10,977	8,722
Operating lease liabilities, current	7,710	4,332
Other liabilities, current	5,759	4,519
Total current liabilities	71,709	38,502
Deferred revenue, non-current	25,049	1,568
Contingent consideration liability, non-current	169,717	—
Operating lease liabilities, non-current	49,970	37,667
Convertible senior notes, net, non-current	896,067	—
Other liabilities, non-current	3,471	752
Total liabilities	1,215,983	78,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 220,978 and 192,294 shares at December 31, 2021 and December 31, 2020, respectively	221	192
Additional paid-in capital	2,009,945	1,372,083
Accumulated other comprehensive (loss) income	(1,087)	85
Accumulated deficit	(1,218,092)	(1,036,869)
Total stockholders’ equity	790,987	335,491
Total liabilities and stockholders’ equity	$2,006,970	$413,980

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue:
Product revenue	$113,505	$65,424	$77,742
Service and other revenue	17,008	13,469	13,149
Total revenue	130,513	78,893	90,891
Cost of Revenue:
Cost of product revenue	56,358	35,424	44,771
Cost of service and other revenue	14,989	10,903	11,544
Amortization of intangible assets	306	—	—
Total cost of revenue	71,653	46,327	56,315
Gross profit	58,860	32,566	34,576
Operating Expense:
Research and development	112,899	64,152	59,630
Sales, general and administrative	124,124	72,799	75,491
Merger-related expenses	31,129	—	—
Change in fair value of contingent consideration	1,143	—	—
Total operating expense	269,295	136,951	135,121
Operating loss	(210,435)	(104,385)	(100,545)
Gain from Reverse Termination Fee from Illumina	—	98,000	—
(Loss)/Gain from Continuation Advances from Illumina	(52,000)	34,000	18,000
Interest expense	(12,530)	(267)	(2,611)
Other income, net	93	2,055	1,022
(Loss) income before benefit from income taxes	(274,872)	29,403	(84,134)
Benefit from income taxes	(93,649)	—	—
Net (loss) income	(181,223)	29,403	(84,134)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(1,172)	80	41
Comprehensive (loss) income	$(182,395)	$29,483	$(84,093)
Net (loss) income per share:
Basic	$(0.89)	$0.18	$(0.55)
Diluted	$(0.89)	$0.17	$(0.55)

Weighted average shares outstanding used in calculating net (loss) income per share
Basic	204,136	165,187	152,527
Diluted	204,136	174,970	152,527

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2018	150,244	150	1,096,053	(36)	(982,106)	114,061
Net loss	—	—	—	—	(84,134)	(84,134)
Other comprehensive gain	—	—	—	41	—	41
Issuance of common stock in conjunction with equity plans	2,875	3	8,545	—	—	8,548
Stock-based compensation expense	—	—	16,401	—	—	16,401
Balance at December 31, 2019	153,119	$153	$1,120,999	$5	$(1,066,240)	$54,917
Net income	—	—	—	—	29,403	29,403
Other comprehensive gain	—	—	—	80	—	80
ASC326 adoption effect					(32)	(32)
Issuance of common stock in conjunction with equity plans	9,819	10	46,350	—	—	46,360
Issuance of common stock from Underwritten Public Equity Offerings, net of issuance costs	29,356	29	187,201	—	—	187,230
Stock-based compensation expense	—	—	17,533	—	—	17,533
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	(1,036,869)	$335,491
Net loss	—	—	—	—	(181,223)	(181,223)
Other comprehensive loss	—	—	—	(1,172)	—	(1,172)
Issuance of common stock in conjunction with equity plans	8,557	9	31,797	—	—	31,806
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,876	—	—	237,885
Stock-based compensation expense	—	—	73,355	—	—	73,355
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	(1,218,092)	$790,987

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(181,223)	$29,403	$(84,134)
Adjustments to reconcile net loss to net cash used in operating activities
Loss (gain) from Continuation Advances	52,000	(34,000)	(18,000)
Depreciation	7,199	6,428	7,265
Amortization of intangibles	381	—	—
Amortization of right-of-use assets	4,005	2,876	2,683
Amortization of debt discount and financing costs	539	129	1,212
Stock-based compensation	73,355	17,533	16,401
Loss from derivative	—	—	(16)
Amortization (accretion) from investment premium (discount)	4,011	(107)	(913)
Change in the estimated fair value of contingent consideration	1,143	—	—
Loss on disposition of equipment	54	—	194
Deferred income taxes	(93,649)	—	—
Changes in assets and liabilities
Accounts receivable	(7,166)	(1,603)	(6,671)
Inventory	(12,431)	(1,096)	3,915
Prepaid expenses and other assets	(1,024)	(1,063)	(523)
Accounts payable	6,363	(5,072)	1,713
Accrued expenses	15,320	4,102	2,333
Deferred revenue	25,736	729	2,134
Operating lease liabilities	(4,990)	(3,802)	(3,428)
Other liabilities	(803)	5,046	(2,477)
Net cash (used in) provided by operating activities	(111,180)	19,503	(78,312)
Cash flows from investing activities
Purchase of property and equipment	(5,931)	(1,039)	(2,836)
Cash paid for purchase of Circulomics, net of cash acquired	(28,560)	—	—
Cash paid for purchase of Omniome, net of cash acquired	(291,233)	—	—
Purchase of investments	(988,046)	(373,283)	(57,727)
Sales of investments	212,734	1,400	1,500
Maturities of investments	422,505	153,600	121,110
Net cash (used in) provided by in investing activities	(678,531)	(219,322)	62,047
Cash flows from financing activities
Continuation Advances	(52,000)	34,000	18,000
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	895,536	—	—
Proceeds from issuance of common stock under equity offerings, net of issuance costs	294,845	187,479	—
Proceeds from issuance of common stock from equity plans	31,806	46,360	8,548
Notes payable principal payoff	(361)	(16,000)	—
Other	(245)	—	—
Net cash provided by financing activities	1,169,581	251,839	26,548
Net increase in cash and cash equivalents and restricted cash	379,870	52,020	10,283
Cash and cash equivalents and restricted cash at beginning of period	85,947	33,927	23,644
Cash and cash equivalents and restricted cash at end of period	$465,817	$85,947	$33,927
Cash and cash equivalents at end of period	460,725	81,611	29,627
Restricted cash at end of period	5,092	4,336	4,300
Cash and cash equivalents and restricted cash at end of period	$465,817	$85,947	$33,927

Supplemental disclosure of cash flow information
Interest paid	$6,928	$491	$1,400

Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	2,586	1,097	2,062
Property and equipment transferred to inventory	(383)	(919)	(1,536)
Right-of-use asset and liability additions and modifications	2,576	-	-
Issuance of common stock in acquisition of Omniome	237,885	-	-

See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

We are a premier life science technology company that is designing, developing and manufacturing advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long read sequencing technology and our emerging short read Sequencing by Binding (SBB®) technology. Our products address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies.

References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the impact of the COVID-19 pandemic on our business is highly uncertain, we considered the impact on our assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2021. Actual results could differ materially from these estimates.

Functional Currency

The U.S. dollar is the functional currency of our international operations. We remeasure foreign subsidiaries monetary assets and liabilities to the U.S. dollar and record net gains or losses from remeasurement in other income, net, in the consolidated statement of operations and comprehensive (loss) income.

Cash, Cash Equivalents, and Investments

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

We classify our investments in debt securities as available-for sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-

related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net.

Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities with high credit ratings. We have established guidelines regarding diversification and maturities of investments with the objectives of maintaining safety and liquidity, while maximizing yield.

Concentration and Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities and government agencies of high credit standing. At December 31, 2021, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by US Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.

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

For the years ended December 31, 2021, 2020 and 2019, one customer, Gene Company Limited, accounted for approximately 13%, 14% and 17% our total revenue, respectively.

As of December 31, 2021 and 2020, 53% and 43% of our accounts receivable were from domestic customers, respectively. As of December 31, 2021, no customer represented 10% of greater of our net accounts receivable. As of December 31, 2020, two customers, Berry Genomics Co., Ltd and Gene Company Limited, represented approximately 15% and 12% of our net accounts receivable, respectively.

We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally, we have been able to obtain an adequate supply of such parts and components but in certain instances have incurred additional costs to secure supply constrained materials. An extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and consolidated financial statements.

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

We make inventory purchases and commitments to meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing, product expiration, and quality issues. Based on our analysis, we record adjustments to inventory for potentially excess, obsolete, or impaired goods, when appropriate, to report inventory at net realizable value. Inventory adjustments may be required if actual demand, component costs, supplier arrangements, or product life cycles differ from our estimates. Any such adjustments would result in a charge to our results of operations.

Property and Equipment, Net

Property and equipment are stated at cost, reviewed regularly for impairment charges, and depreciated over the estimated useful lives of the assets, using the straight-line method. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the related asset. Major improvements are capitalized, while maintenance and repairs are expensed as incurred.

Estimated useful lives of the major classes of property and equipment are as follows:

Estimated Useful Lives
Leasehold improvements	3 to 10 years
Lab equipment	3 to 5 years
Computer equipment	3 to 5 years
Computer software	3 years
Furniture and fixtures	3 to 5 years

Impairment of Tangible Long-Lived Assets

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

Operating Leases

We record operating lease right-of-use assets and liabilities on our Consolidated Balance Sheets for all leases with a term of more than 12 months. The operating lease right-of-use assets and liabilities are calculated as the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the fixed rent per the term of the Lease. Operating lease expense is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period incurred.

Goodwill and Intangible Assets

We perform annual impairment testing of goodwill and in-process research and development project (“IPR&D”) in the second quarter of each year, or more frequently if indicators of potential impairment exist.

We capitalize IPR&D assets and will begin to amortize the asset over the life of the product upon commercialization or record an impairment charge if the project is abandoned. We also capitalize finite-lived intangibles assets and amortize them on a straight-line basis over the estimated useful lives.

Finite-lived intangibles assets include our acquired developed technology and customer relationships. We regularly review the carrying amount and useful lives of our finite-lived assets to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives.

Short-term Restricted Cash

At December 31, 2021, the short-term restricted cash balance of $0.5 million consisted of security deposits for employee credit cards.

Long-term Restricted Cash

Under the lease agreement for our corporate offices, we were required to establish a letter of credit for the benefits of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $3.0 million and $3.5 million was recorded in long-term restricted cash related to the O’Brien Lease in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively.

In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease.

Revenue Recognition

Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables. Service and other revenue consists primarily of revenue earned from product maintenance agreements.

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

The consideration for bundled arrangements is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using average selling prices over a 12-month period combined with an assessment of current market conditions. If the standalone selling price is not directly observable, then we will estimate the SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices and other observable inputs.

We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts, distributor commissions, and sales taxes collected on behalf of governmental authorities.

We record deferred revenues when cash payments are received or due in advance of our performance. Deferred revenue for instrument service contracts is recognized over the related performance period, generally one year to five years, on a straight-line basis as we are standing ready to provide services and a time-based measure of progress best reflects the satisfaction of the performance obligation.

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

Research and Development

Research and development expense consists primarily of expenses for personnel engaged in the development of our core technology, the design and development of our future products and current product enhancements. These expenses also include prototype-related expenditures, development equipment and supplies, partner development costs, facilities costs and other related overhead. We expense research and development costs during the period in which the costs are incurred. However, we defer and capitalize non-refundable advance payments made for research and development activities until the related goods are received or the related services are rendered.

Credit Losses

We adopted Topic 326 on January 1, 2020. The adoption of Topic 326 did not have a material impact on our financial statements and our bad debt expense was immaterial as of the years ended December 31, 2020 and 2021.

Trade accounts receivable - The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay.

Available-for-sale debt securities - Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as significance of loss, historical experience, market data, issuer-specific factors, and current economic conditions and concluded that an allowance for credit losses was immaterial as of December 31, 2021. The unrealized losses on our investments are mainly attributable to government securities, including U.S. government and U.S. agency bond securities, impacted by movements in market rates and not due to issuer credit ratings. We have the ability to hold and do not intend to sell the investments in unrealized loss positions before the recovery of their amortized cost bases.

Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with the evolution of the COVID-19 pandemic, or other customer-specific factors.

Income Taxes

We account for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax bases of our assets and liabilities and the amounts reported in the financial statements. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. A full valuation allowance is provided against our net deferred tax assets as it is more likely than not that the deferred tax assets will not be fully realized.

We regularly review our positions taken relative to income taxes. To the extent our tax positions are more likely than not going to result in additional taxes, we accrue the estimated amount of tax related to such uncertain positions.

Stock-based Compensation

We account for share-based payments using a fair-value based method for costs related to all share-based payments, including stock options, restricted stock units, and stock issued under our employee stock purchase plan (“ESPP”). We estimate the fair value of share-based payment awards that are stock options and issued under our ESPP on the date of grant using an option-pricing model. See Note 10. Stockholders’ Equity for further information regarding stock-based compensation.

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is comprised of unrealized gains (losses) on our investment securities.

Shipping and Handling

Costs related to shipping and handling are included in cost of revenues for all periods presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, excluding smaller reporting companies. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We adopted ASU 2020-06 on January 1, 2021. Because we had no convertible instruments within the scope of ASU 2020-06 at the time of adoption, there was no impact of adoption on our consolidated financial statements. In February 2021, we issued $900 million of 1.50% Convertible Senior Notes due February 15, 2028, as described in Note 7. Convertible Senior Notes, which are accounted for under ASU 2020-06.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The standard is effective for our annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Pending Adoption

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides specific guidance on how to recognize contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. This authoritative guidance will be effective for us in the first quarter of 2023, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

NOTE 2. BUSINESS ACQUISITIONS

Omniome, Inc.

On September 20, 2021, we completed our acquisition of Omniome, Inc. (“Omniome”), a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

In connection with the acquisition, all outstanding equity securities of Omniome were cancelled in exchange for approximately $315.7 million in cash, 8,911,580 shares of our common stock with a fair value of $249.4 million and contingent consideration with a fair value of $168.6 million. The fair value of the 8,911,580 common shares issued was determined based on the closing market price of PacBio’s common shares on the acquisition date.

In addition, approximately $18.9 million, comprised of $7.4 million of cash, 226,811 shares of our common stock with a fair value of $6.3 million, and $5.2 million related to contingent consideration, was accounted for as a one-time post acquisition stock-based compensation expense. This stock-based compensation expense was due to accelerated vesting of Omniome stock awards in connection with the acquisition.

Total consideration transferred for the acquisition is as follows (in thousands):

Total cash paid	$315,703
Fair value of share consideration	249,435
Fair value of contingent consideration	168,574
Less: Stock-based compensation expense excluded from consideration transferred	(18,923)
Total consideration transferred	$714,789

The contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, comprising both an instrument and related consumables, that utilizes SBB technology. The number of shares of stock to be issued will be determined using the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that is two days immediately prior to the achievement of the milestone. Of the $100 million in shares of our common stock to be issued as part of the milestone, $4.1 million is attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction.

The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our Consolidated Statements of Operations and Comprehensive (Loss) Income. The fair value of the contingent consideration liability, with the assistance from a third-party valuation firm, is based on a scenario-based method which considers a range of possible outcomes and their assigned probabilities of occurrence. The potential outcomes are discounted to present value at a discount rate equal to the sum of the term-matched risk-free-interest rate plus PacBio’s credit spread.

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

Cash and cash equivalents	$15,338
Property and equipment, net	6,123
Operating lease right-of-use assets, net	18,095
In-process research and development ("IPR&D")	400,000
Goodwill	390,665
Other assets	3,203
Deferred income tax liability	(91,814)
Liabilities assumed	(26,821)
Total consideration transferred	$714,789

The purchase price allocation is preliminary. We continue to collect information regarding certain estimates and assumptions, including potential liabilities and contingencies. We will recognize adjustments to the preliminary amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the preliminary amounts are determined over a period not to exceed twelve months.

During the year ended December 31, 2021, we recorded a measurement period adjustment of $1.6 million to decrease goodwill and a corresponding $0.4 million to decrease the deferred tax liability on the Consolidated Balance Sheet, and a $1.2 million decrease to our benefit from income taxes on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The measurement period adjustment was due to new information that became available to us upon the completion of the IRC Section 382 Tax Study, where we identified additional net operating losses that are available to us from acquired assets. Refer to Note 9. Income Taxes for more information.

The goodwill recognized was primarily attributable to the assembled workforce and synergies that are expected to occur from the integration of Omniome and is not deductible for income tax purposes.

We allocated $400 million of the purchase price to acquired in-process research and development. The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as assumed revenue growth, discount rate and obsolescence factors. The IPR&D will remain on our consolidated balance sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

We incurred costs related to the Omniome acquisition of approximately $12.0 million during the twelve months ended December 31, 2021, which are included in merger-related costs on the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Separately, in connection with the Omniome acquisition, on September 20, 2021, we issued and sold 11,214,953 shares of common stock in a private placement transaction at a price of $26.75 per share, for aggregate proceeds of approximately $294.8 million, net of issuance costs of approximately $5.2 million. We were also required to register the private placement shares for resale following the closing of the merger.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if Omniome had been acquired as of the beginning of the comparable fiscal year prior to the year of acquisition, giving effect on a pro forma basis to the purchase accounting adjustments such as $12.0 million of PacBio acquisition-related costs, $18.9 million of stock-based compensation expense related to acceleration of certain Omniome stock options not attributable to pre-combination service, and a $91.0 million one-time income tax benefit from the reduction of our deferred tax asset valuation allowance resulting from the Omniome acquisition, as well as a pro forma adjustment to reflect $16.7 million of Omniome’s acquisition-related costs. The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of the combined business had the acquisition actually occurred at the beginning of the fiscal year 2020 or the results of future operations of the combined business.

The following table summarizes the unaudited pro forma financial information:

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020

Pro forma total revenue	$130,513	$78,893
Pro forma net (loss) income	$(278,451)	$17,510
Pro forma net (loss) income per share - basic and diluted	$(1.27)	$0.09

Our consolidated financial statements include the results of operations for Omniome beginning September 20, 2021. Since the date of acquisition, revenues of $0 and a net loss of $15.6 million from the acquired Omniome business have been included in our Consolidated Statement of Operations and Comprehensive (Loss) Income for the twelve months ended December 31, 2021.

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

We recorded $11.4 million for the fair value of acquired intangible assets, of which $11.0 million consists of developed technology. The fair value of the developed technology was determined, with the assistance from a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. The purchase price allocation is preliminary as we continue to collect information with regard to certain estimates and assumptions. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve-month measurement period, if necessary.

NOTE 3. INVITAE COLLABORATION ARRANGEMENT

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). If Program Products become commercially available, Invitae may purchase the Program Products. In addition to selling the Program Products to Invitae, we will have the right to broadly commercialize Program Products for sale to other customers.

Under the Development Agreement, Invitae is funding certain development costs we incur in connection with the Program Products (“Program Development Costs”). Under the Development Agreement, we will be responsible for conducting a program to develop Program Products, and subsequently for manufacturing the Program Product. We jointly make general decisions regarding the development program with Invitae but we are responsible for research and development activities. The development program is expected to last approximately sixty months but may be shorter or longer.

The primary benefit of the arrangement to Invitae is preferred pricing on the Program Products. Each Program Product will have a preferential pricing period, which will not exceed four years from the date of the first delivery of that Program Product (“Preferential Pricing Period”). During the Preferential Pricing Period for each Program Product, we are obligated to sell the Program Product at a substantial discount to Invitae until a multiple of the contribution received from Invitae is repaid. For a specified period after the end of the Preferential Pricing Period, we have arranged to sell the Program Product to Invitae at a higher price, as determined by a formula, than the price during the Preferential Pricing Period (“Extended Pricing Period”). The Extended Pricing Periods will terminate early if Invitae does not meet certain volume minimums.

We and Invitae may terminate the Development Agreement if the other party remains in material breach of the Development Agreement following a cure period to remedy the material breach and certain other circumstances by each party, including circumstances where Invitae may terminate for delays, intellectual property concerns, our change in control, or without cause.

In certain termination circumstances, (i) we will be obligated to refund all or a portion of the development costs advanced by Invitae and/or (ii) we will owe Invitae a share of the revenue that may be generated from the sale of the Program Products to third parties if and when they are commercialized, until such time as Invitae has recouped the amounts paid to us, and in certain circumstances, a mutually agreed return.

We have incurred and expect to incur significant development costs over the duration of the Development Agreement. There can be no assurances that the development program will be successful or that the Program Products will become ready for commercial sale.

The contract is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers as the primary benefit from the arrangement to Invitae is the ability to procure the Program Products during the Preferential Pricing Period at substantial discounts. Invitae is not expected to substantially benefit from the intellectual property developed under the arrangement, or benefit from other goods or services during the development period.

We will recognize proportionate amounts of the material right in revenue as the performance obligations are satisfied, which is when Invitae places purchase orders for Program Products and the associated goods or services are delivered. Discounts that are not expected to be used will be recognized consistent with the guidance in Topic 606 relating to breakage, in proportion to the expected purchases by Invitae. Any remaining unused discounts will be recognized when they expire.

All amounts received from Invitae are initially deferred and accumulated in deferred revenue, non-current. As of December 31, 2021, we have recognized payments received from Invitae of $23.5 million in deferred revenue, non-current, on the Consolidated Balance Sheet.

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

Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us cash payments (“Continuation Advances”) of $18.0 million during the fourth quarter of 2019 and $34.0 million during the first quarter of 2020. We recorded the $34.0 million and $18.0 million as non-operating income in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019, respectively.

Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded a non-operating expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2021. Please refer to Note 1. Organization and Significant Accounting Policies for the accounting treatment of the Continuation Advances.

Reverse Termination Fee from Illumina

As part of the Termination Agreement, Illumina paid us a $98.0 million termination fee (the “Reverse Termination Fee”), from which we paid our financial advisor associated fees of $6.0 million in April 2020. Pursuant to the Termination Agreement, in the event that, on or prior to September 30, 2020, we entered into a definitive agreement providing for, or consummated, a Change of Control Transaction, then we may have been required to repay the Reverse Termination Fee (without interest) to Illumina in connection with the consummation of such Change of Control Transaction. As indicated in ASC 450, Contingencies, a gain contingency usually is not recognized in the financial statements until the period in which all contingencies are resolved and the gain is realizable. As such, we deferred the gain from the Reverse Termination Fee from Illumina until the date when the associated contingency lapsed. On October 1, 2020, the contingency clauses lapsed and we recorded the $98.0 million as a part of non-operating income in the fourth quarter of 2020.

NOTE 5. FINANCIAL INSTRUMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2021 and December 31, 2020 respectively:

	December 31, 2021				December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$327,315	$—	$—	$327,315	$43,040	$—	$—	$43,040
Commercial paper	—	133,185	—	133,185	—	32,537	—	32,537
U.S. government & agency securities	—	225	—	225	—	170	—	170
U.S. Treasury security	—	—	—	—	—	5,864	—	5,864
Total cash and cash equivalents	327,315	133,410	—	460,725	43,040	38,571	—	81,611
Investments:
Commercial paper	—	187,632	—	187,632	—	112,644	—	112,644
Corporate debt securities	—	8,968	—	8,968	—	17,456	—	17,456
U.S. government & agency securities	—	387,075	—	387,075	—	107,103	—	107,103
Total investments	—	583,675	—	583,675	—	237,203	—	237,203
Short-term restricted cash:
Cash	500	—	—	500	836	—	—	836
Long-term restricted cash:
Cash	4,592	—	—	4,592	3,500	—	—	3,500
Total assets measured at fair value	$332,407	$717,085	$—	$1,049,492	$47,376	$275,774	$—	$323,150

Liabilities
Continuation advances	$—	$—	$—	$—	$—	$—	$—	$—
Contingent consideration	—	—	169,717	169,717	—	—	—	—
Total liabilities measured at fair value	$—	$—	$169,717	$169,717	$—	$—	$—	$—

We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.

On a quarterly basis, we estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from December 31, 2022 to June 30, 2025. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which ranges from 4.8% to 5.5%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Changes in the estimated fair value of the contingent consideration liability for the year ended December 31, 2021 were as follows:

(in thousands)	Level 3
Beginning balance as of January 1, 2021	-
Acquisition of Omniome	168,574
Change in estimated fair value	1,143
Ending balance as of December 31, 2021	169,717

Changes to the fair value are recorded as the Change in fair value of contingent consideration in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

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

We were first approached by SB Northstar LP during the quarter ended March 31, 2021 regarding a potential convertible debt transaction. As discussed further below in Note 7. Convertible Senior Notes, in February 2021, we entered into an investment agreement with SB Northstar LP for the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028. As a result, $52.0 million of Continuation Advances were repaid without interest to Illumina in February 2021 and recorded as a non-operating expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2021. There was no further liability exposure for Continuation Advances as of December 31, 2021.

For the year ended December 31, 2021, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year. As discussed above, we recorded a contingent consideration liability in connection with our acquisition of Omniome during the year ended December 31, 2021.

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and investments as of December 31, 2021 and 2020:

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$327,316	$—	$—	$327,316
Commercial paper	133,190	—	(5)	133,185
U.S. government & agency securities	225	—	—	224
Total cash and cash equivalents	460,731	—	(5)	460,725
Investments:
Commercial paper	187,705	—	(73)	187,632
Corporate debt securities	8,964	9	(5)	8,968
U.S. government & agency securities	388,088	1	(1,014)	387,075
Total investments	584,757	10	(1,092)	583,675
Total cash, cash equivalents and investments	$1,045,488	$10	$(1,097)	$1,044,400
Short-term restricted cash:
Cash	$500	$—	$—	$500
Long-term restricted cash:
Cash	$4,592	$—	$—	$4,592

	As of December 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$43,040	$—	$—	$43,040
Commercial paper	32,538	—	(1)	32,537
U.S. government & agency securities	170	—	—	170
U.S. Treasury security	5,864	—	—	5,864
Total cash and cash equivalents	81,612	—	(1)	81,611
Investments:
Commercial paper	112,648	4	(8)	112,644
Corporate debt securities	17,360	96	—	17,456
U.S. government & agency securities	107,109	6	(12)	107,103
Total investments	237,117	106	(20)	237,203
Total cash, cash equivalents and investments	$318,729	$106	$(21)	$318,814
Short-term restricted cash:
Cash	$836	$—	$—	$836
Long-term restricted cash:
Cash	$3,500	$—	$—	$3,500

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2021:

(in thousands)	Fair Value
Due in one year or less	$595,063
Due after one year through 5 years	122,022
Total investments	$717,085

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term restricted cash

As of December 31, 2021, the short-term restricted cash balance of $0.5 million was comprised of security deposits for the credit cards of employees. As of December 31, 2020, the short-term restricted cash balance of $0.8 million was comprised of $0.5 million for a customer deposit and $0.3 million for a security deposit for the credit cards of employees.

In connection with the acquisition of Omniome in September 2021, we acquired $0.2 million of short-term restricted cash consisting of a security deposit for credit cards of Omniome employees.

Inventory

As of December 31, 2021 and 2020, our inventory consisted of the following components:

	December 31,
(in thousands)	2021	2020
Purchased materials	$7,993	$3,531
Work in process	8,611	6,651
Finished goods	7,995	4,048
Inventory	$24,599	$14,230

Property and Equipment, Net

As of December 31, 2021 and 2020, our property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2021	2020
Laboratory equipment and machinery	$31,534	$24,948
Leasehold improvements	31,114	29,931
Computer equipment	15,059	12,400
Software	5,578	4,940
Furniture and fixtures	3,202	2,434
Construction in progress	2,303	137
	88,790	74,790
Less: Accumulated depreciation	(56,286)	(49,891)
Property and equipment, net	$32,504	$24,899

Depreciation expense during the years ended December 31, 2021, 2020 and 2019 was $7.2 million, $6.4 million and $7.3 million, respectively.

Long-term restricted cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $3.0 million and $3.5 million was recorded in long-term restricted cash related to the O’Brien Lease in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively.

In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease.

Goodwill and intangible assets

Goodwill

Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. The fair values of net tangible assets and intangible assets acquired are based upon preliminary valuations and our estimates and assumptions are subject to change within the measurement period (potentially up to one year from the acquisition date).

The following table presents the changes in the carrying amount of goodwill for the periods indicated (in thousands):

Wa

Balance as of December 31, 2020	$-
Acquisition of Omniome	390,665
Acquisition of Circulomics	19,309
Balance as of December 31, 2021	$409,974

Acquired Intangible Assets

Intangible assets include acquired in-process research and development (IPR&D) of $400 million as a result of the Omniome acquisition in September 2021.

In addition to IPR&D, we had the following acquired definite-lived intangible assets as of December 31, 2021 (in thousands, except years):

	Estimated	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Developed technology	15	$11,000	$(306)	$10,694
Customer relationships	2	360	(75)	285
Total		$11,360	$(381)	$10,979

Amortization expense of intangibles was $0.4 million for the year ended December 31, 2021. We had no amortization expense of intangibles for the years ended December 31, 2020 and 2019.

The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows (in thousands):

2022	$913
2023	838
2024	733
2025	733
2026	733
2027 and thereafter	7,029
Total	$10,979

Accrued Expenses

As of December 31, 2021 and 2020, our accrued expenses consisted of the following components:

	December 31,
(in thousands)	2021	2020
Salaries and benefits	$25,282	$15,261
Accrued product development costs	1,936	415
Accrued interest payable	5,100	—
Inventory accrual	108	218
Warranty	594	161
Accrued professional services and legal fees	1,640	726
Other	1,601	569
Accrued expenses	$36,261	$17,350

Deferred Revenue

As of December 31, 2021, we had a total of $ 36.0 million of deferred revenue, $11.0 million of which was recorded as deferred revenue, current and primarily relates to deferred service contract revenues to be recognized over the next year and the remaining $25.0 million was recorded as deferred revenue, non-current. Of the deferred revenue, non-current balance, $23.5 million relates to payments received under the Invitae collaboration and $1.5 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the year ended December 31, 2021 includes $8.6 million of previously deferred revenue that was included in “Deferred revenue, current” as of December 31, 2020. Contract assets as of December 31, 2021 and December 31, 2020 were not material.

As of December 31, 2021, we had a total of $0.7 million of deferred commissions included in “Prepaid expenses and other current assets” which is recognized as the related revenue is recognized. Additionally, as a practical expedient, we expense costs to obtain a contract as incurred if the amortization period would have been a year or less.

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

As of December 31, 2021, the carrying value of term loans outstanding was $3.9 million. The related long-term portion of $2.3 million was recorded as part of “Other liabilities, non-current” and the short-term portion of $1.6 million was recorded as part of “Other liabilities, current” on the Consolidated Balance Sheet. The interest expense was $0.2 million for the year ended December 31, 2021, which was included as part of interest expense in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

As of December 31, 2021, the future principal payments remaining on term loans was the following:

(in thousands)
2022	$1,608
2023	1,842
2024	490
Total	$3,940

Other liabilities, current

As of December 31, 2021 and 2020, our Other liabilities, current consisted of the following components:

	December 31,
(in thousands)	2021	2020
Accrued ESPP	$3,598	$2,037
Other	2,161	2,482
Other liabilities, current	$5,759	$4,519

NOTE 7. CONVERTIBLE SENIOR NOTES

On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900 million in aggregate principal amount of our 1.50% Convertible Senior Notes (the “Notes”). The Notes were issued on February 16, 2021.

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

We incurred issuance costs related to the Notes of approximately $4.5 million, which were recorded as debt issuance cost and are presented as a reduction to the Notes on our Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the Notes, resulting in an effective interest rate of 1.6%.

As of December 31, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net in the Consolidated Balance Sheets as follows (in thousands):

Principal amount	$900,000
Unamortized debt issuance costs	(3,933)
Net carrying amount	$896,067

For the year ended December 31, 2021, interest expense for the Notes was as follows (in thousands):

Contractual interest expense	$11,812
Amortization of debt issuance costs	532
Total interest expense	$12,344

As of December 31, 2021, the estimated fair value (Level 2) of the Notes was $787.5 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

We record operating lease right-of-use assets and liabilities on our Consolidated Balance Sheets for all leases with a term of more than 12 months. In connection with the acquisition of Omniome, we acquired $18.1 million in right-of-use assets and liabilities on our Consolidated Balance Sheets. The operating lease right-of-use assets and liabilities are calculated as the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the fixed rent per the term of the Lease. All of our leases are operating leases. Lease payments comprise the base rent per the term of the Lease. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period those payments are incurred.

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

The following table presents information as to the amount and timing of cash flows arising from our operating leases as of December 31, 2021:

Maturity of Lease Liabilities	Amount
Years ending December 31,	(in thousands)
2022	$11,326
2023	11,851
2024	12,040
2025	12,328
2026	12,437
Thereafter	9,930
Total undiscounted operating lease payments	69,912
Less: imputed interest	(12,232)
Present value of operating lease liabilities	57,680

Balance Sheet Classification
Operating lease liabilities, current	7,710
Operating lease liabilities, non-current	49,970
Total operating lease liabilities	57,680

We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted average discount rate used to measure our operating lease liabilities was 6.7%. The weighted average remaining lease term for our operating leases as of December 31, 2021 was 5.7 years.

Cash Flows

Cash paid for amounts included in the present value of operating lease liabilities was $8.2 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively and were included in operating cash flow.

Operating Lease Costs

Operating lease costs were $7.2 million and $6.2 million for the years ended December 31, 2021 and 2020, respectively. For both 2021 and 2020 the total lease costs primarily related to our operating leases, but also included immaterial amounts for variable leases.

Contingencies

We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Legal Proceedings

U.S. District Court Proceedings

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

On June 22, 2020, we filed a petition requesting institution of an inter-partes review (IPR) to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 Patent invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 Patent invalid. The two petitions (the “PacBio IPR Petitions”) requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid. On January 19, 2021, the Board ordered that both PacBio IPR Petitions are instituted on all grounds presented. On January 18, 2022, the Board issued decisions on the two IPRs. In one IPR, all challenged claims were found unpatentable including PGI’s core device claims. In the second IPR, the board did not find the disputed claims unpatentable. We are appealing the decision in the second IPR to the U.S. Court of Appeals for the Federal Circuit.

On August 19, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties pending a final written decision on the IPRs. Following the final decision on the IPRs described above, on February 2, 2022, the judge ordered that the PGI District Court matter be reopened. We plan to vigorously defend against the remaining claims.

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. We were served on January 20, 2021 and plan to vigorously defend in this matter. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. We have filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of December 31, 2021.

NOTE 9. INCOME TAXES

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

During the years ended December 31, 2021, 2020 and 2019 income (loss) before taxes from U.S. operations were ($275.4) million, $28.9 million and ($84.8) million, respectively, and income before taxes from foreign operations was $0.8 million, $0.6 million and $0.9 million, respectively.

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax income or loss as follows:

	Years ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	5.5	(8.3)	4.9
Change in valuation allowance	(4.9)	6.3	(27.5)
Tax credits	2.5	(3.6)	2.2
Stock-based compensation	10.9	(15.2)	(0.8)
Merger Expenses	(0.9)	-	-
Other	(0.1)	(0.2)	0.2
Total	34.0%	0.0%	(0.0)%

Deferred income taxes reflect the net tax effects of loss and credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
Deferred tax assets:	2021	2020
Net operating loss carryforwards	$378,035	$233,225
Research and development credits	60,672	49,179
Accruals and reserves	10,822	6,337
Stock-based compensation	12,838	9,717
ASC 842 Operating lease liability	13,105	9,870
Total deferred tax assets	475,472	308,328
Less: Valuation allowance	(366,940)	(300,505)
Total deferred tax assets:	108,532	7,823
Intangibles	(97,345)	—
Fixed assets	(1,523)	(786)
ASC 842 Operating lease right-of-use assets	(10,502)	(7,037)
Total deferred tax liabilities	(109,370)	(7,823)
Net deferred tax assets	$(838)	$—

At December 31, 2021, we maintained a full valuation allowance against all of our deferred tax assets which totaled $366.9 million, including net operating loss carryforwards and research and development credits of $378.0 million and $60.7 million, respectively.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. A deferred income tax benefit of $93.6 million for the year ended December 31, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended December 31, 2021.

For the year ended December 31, 2021, our valuation allowance increased to $366.9 million, primarily because of an increase in our net operating losses, credits and acquisition of deferred tax assets that were fully offset by a valuation allowance. For the year ended December 31, 2020, our valuation allowance increased to $300.5 million, primarily because of an increase in our net operating losses and tax credits offset by a decrease to our stock-based compensation deferred tax asset.

As of December 31, 2021, we had a net operating loss carryforward for federal income tax purposes of approximately $1,491.3 million, of which $774.9 million will begin to expire in 2024 if not utilized. We had a total state net operating loss carryforward of approximately $997.4 million, which are subject to annual expirations. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change of ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal credits of approximately $39.1 million, which will begin to expire in 2024 if not utilized and state research credits of approximately $36.9 million which have no expiration date. These tax credits are subject to the same limitations discussed above.

As of December 31, 2021, our total unrecognized tax benefit was $8.3 million.

A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Balance as of December 31, 2018	$20,447
Decrease in balance related to tax positions taken in prior year	—
Increase in balance related to tax positions taken during current year	1,532
Balance as of December 31, 2019	$21,979
Decrease in balance related to tax positions taken in prior year	(17,255)
Increase in balance related to tax positions taken during current year	1,230
Balance as of December 31, 2020	$5,954
Increase in balance related to tax positions taken in prior year	189
Increase in balance related to tax positions taken during current year	2,192
Balance as of December 31, 2021	$8,335

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of both December 31, 2021 and 2020, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2018 to present and December 31, 2017 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

On December 27, 2020, the U.S. government enacted the Consolidated Appropriations Act, 2021, which enhances and expands certain provisions of the CARES Act. This legislative act did not have a material impact on the Company’s consolidated financial results.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan”) was signed into law to provide additional relief in connection with the ongoing COVID-19 pandemic. The American Rescue Plan includes, among other things, provisions relating to PPP loan expansion, defined pension contributions, excessive employee remuneration, and the repeal of the election to allocate interest expense on a worldwide basis. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the American Rescue Plan is effective beginning in the quarter that includes March 11, 2021. These provisions did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 10. STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

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

Private Placement of Common Stock

On July 19, 2021, in connection with the Omniome acquisition, we entered into a purchase agreement with certain qualified institutional buyers and institutional accredited investors, pursuant to which we agreed to sell an aggregate of 11,214,953 shares of common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million. The transaction closed on September 20, 2021. We registered the private placement shares for resale following the closing of the merger.

Equity Plans

The 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”) and the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) allow for the issuance of stock options, restricted units and awards and performance-based awards.

On August 4, 2020, stockholders approved the 2020 Plan and reserved 11,000,000 shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.

On December 2, 2020, the Board of Directors (the “Board”) adopted the Inducement Plan and reserved 2,500,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. On April 18, 2021 and November 22, 2021, the Board amended the Inducement Plan to reserve an additional 750,000 and 360,000 shares, respectively.

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

2020 Equity Incentive Plan

Under the 2020 Plan, with the approval of the Board of Directors or the Compensation Committee of the Board of Directors, we may grant equity-based awards, including non-statutory stock options, restricted stock units (“RSUs”), restricted stock, stock appreciation rights, performance shares and performance units. Stock options granted under the 2020 Plan may be either incentive stock options (“ISOs”) within the meaning of Internal Revenue code Section 422 or non-qualified stock options (“NSOs”). Stock options under the 2020 Plan may be granted with a term of up to ten years and at prices no less than the fair market value of our common stock on the date of grant. To date, stock options granted to existing employees generally vest over four years on a monthly basis and stock options granted to new employees vest at a rate of 25% upon the first anniversary of the vesting commencement date and 1/48th per month thereafter, in each case, subject to continued service with us through the applicable vesting dates.

2020 Inducement Equity Incentive Plan

Under the Inducement Plan, with the approval of the Board of Directors or the Compensation Committee of the Board of Directors, we may grant equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance units. The terms of the Inducement Plan are substantially similar to the 2020 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ Inducement Award exception. In accordance with Rule 5635(c)(4) of the NASDAQ Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or in connection with a merger or acquisition, to the extent permitted by Rule 5635(c)(3) of the NASDAQ Listing Rules.

As of December 31, 2021, we had 8.1 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.

Stock Options

Time-based stock options

The following table summarizes time-based stock option activity for all of our equity compensation plans for the year ended December 31, 2021 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2020	14,638	$1.16 – 20.90	$5.53
Granted	2,489	23.06 – 46.37	33.78
Assumed Omniome options	339	2.05 – 4.90	4.43
Exercised	(4,766)	1.16 – 15.98	5.31
Canceled	(541)	2.54 – 46.37	5.25
Outstanding at December 31, 2021	12,159	$1.16 – 46.37	$11.38

The expired options during the year ended December 31, 2021 totaled 0.02 million with exercise prices ranging from $2.54 to $46.37 per share and a weighted average exercise price per share of $9.80.

Performance-based stock options

The following table summarizes performance-based stock option activity for all of our equity compensation plans for the year ended December 31, 2021 (in thousands, except per share amounts):

Stock Options Outstanding
Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2020	—	$—	$—
Granted	—	—	—
Assumed Omniome options	304	4.71 - 4.90	4.71
Exercised	—	—	—
Canceled	—	—	—
Outstanding at December 31, 2021	304	$4.71 - 4.90	$4.71

The following table summarizes information with respect to stock options outstanding and exercisable under our equity compensation plans at December 31, 2021:

	Options Outstanding			Options Exercisable
	Number	Weighted average		Number
	outstanding	remaining contractual	Weighted average	vested	Weighted average
Exercise price	(in 000s)	life (Years)	exercise price	(in 000s)	exercise price
$0.00 - 4.64	3,676	5.37	$2.91	3,508	$2.91
$4.64 - 9.27	5,480	5.88	$6.64	4,010	$6.68
$9.27 - 13.91	702	6.69	$9.81	427	$9.94
$13.91 - 18.55	35	8.79	$14.34	14	$14.34
$18.55 - 23.19	180	9.38	$21.86	25	$20.90
$23.19 - 27.82	320	9.50	$24.22	—	$—
$27.82 - 32.46	472	9.43	$28.77	52	$27.90
$32.46 - 37.10	1,380	9.00	$36.18	—	$—
$41.73 - 46.37	218	9.13	$46.37	45	$46.37
	12,463	6.47	$11.22	8,081	$5.63

The aggregate intrinsic value of the outstanding and exercisable options presented in the table above totaled $147.9 million and $121.4 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value (i.e., the difference between $20.46, our closing stock price on the last trading day of our fourth quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock. The weighted average remaining contractual life for exercisable options is 5.12 years.

The vested and expected to vest options as of December 31, 2021 totaled 11,535,217, with aggregate intrinsic value of $141.9 million, weighted average exercise price per share of $10.46 and weighted average remaining contractual life of 6.28 years.

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $146.1 million, $63.1 million and $2.6 million, respectively.

The weighted-average grant-date fair value of all options granted with exercise prices equal to fair market value was $18.36 in 2021 and $4.14 in 2020 determined by the Black-Scholes option valuation method. No stock options were granted in 2019.

Time-based RSUs

Each RSU represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. These RSUs vest over four years at a rate of 25% annually. The fair value for these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. RSUs that are expected to vest are net of estimated future forfeitures.

The following table summarizes the time-based RSUs activity for the year ended December 31, 2021 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
RSUs outstanding at December 31, 2020	5,919	$5.25
RSUs granted	3,744	35.33
RSUs released	(1,798)	5.13
RSUs forfeited	(473)	16.68
Unvested RSUs outstanding at December 31, 2021	7,392	$19.78

Performance-based RSUs

The Compensation Committee of the Board of Directors approved awards of RSUs with performance-based vesting under the 2010 Plan to certain employees which expired on July 29, 2020. Performance-based RSUs are governed under the 2020 Plan.

The following table summarizes the performance-based RSUs activity for the year ended December 31, 2021 (in thousands, except per share amounts):

Weighted average
	Number	grant date
	of shares	fair value
PSUs outstanding at December 31, 2020	94	$ $ 2.63
PSUs granted	—	—
PSUs released	—	—
PSUs forfeited	(94)	2.63
Unvested PSUs outstanding at December 31, 2021	—	$—

2010 Employee Stock Purchase Plan

As of December 31, 2021, a total of 21.5 million shares of our common stock have been reserved for issuance under our 2010 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Each offering period will generally end and the shares will be purchased twice yearly on March 1 and September 1. If the stock price at the end of the purchase period is lower than the stock price at the beginning of the offering period, that offering period will then be terminated and new offering period comes to place. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each fiscal year equal to the lessor of 2% of the common shares then outstanding, 4,000,000 shares, or an amount determined by the ESPP’s administrator.

Pursuant to the terms of the then-in-process Merger Agreement with Illumina, offerings under our 2010 ESPP were suspended after the completion of the purchase period ended March 1, 2019. After the merger with Illumina was terminated in January 2020, we began offerings under the ESPP again starting with the offering period beginning March 1, 2020.

For the years ended December 31, 2021, 2020 and 2019, 1,913,968 shares, 834,677 shares and 1,306,329 shares of common stock were purchased under the ESPP, respectively. As of December 31, 2021, 7,810,673 shares of our common stock remain available for issuance under our ESPP.

Stock-based Compensation

Total stock-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$6,126	$2,236	$1,857
Research and development	20,275	7,061	7,699
Sales, general and administrative	35,403	8,236	6,845
Merger-related expenses - stock-settled	6,349	—	—
Merger-related expenses - milestone	5,202	—	—
Stock-based compensation	73,355	17,533	16,401
Merger-related expenses - cash-settled	7,373	—	—
Total stock-based compensation expense	$80,728	$17,533	$16,401

As of December 31, 2021 and 2020, $0.9 million and $0.3 million of stock-based compensation cost was capitalized in inventory on our consolidated balance sheets, respectively.

The tax benefit of stock-based compensation expense was immaterial for the years ended December 31, 2021, 2020 and 2019.

Determining Fair Value

We estimate the fair value of share options granted using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of RSU awards granted is the closing price of our shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For shares purchased under our Employee Stock Purchase Plan, or ESPP, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model.

Expected Term - The expected term used in the Black-Scholes valuation method represents the period that the stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options and vesting schedules.

Expected Volatility - The expected volatility used in the Black-Scholes valuation method is derived from the implied volatility related to our share price over the expected term.

Expected Dividend - We have never paid dividends on our shares and, accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected terms.

Stock Options

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. For the year ended December 31, 2019, we did not grant any stock options.

When determining the current share prices underlying the stock options for calculating the grant-date fair value, we reference observable market prices of similar or identical instruments in active markets.

For the years ended December 31, 2021, 2020 and 2019, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected term in years	2.1 - 4.6	5.0 years	—
Expected volatility	67% - 80%	70.7%	—
Risk-free interest rate	0.05% – 1.10%	0.3%	—
Dividend yield	—	—	—
Weighted average grant date fair value per share	$ 15.53	$ 7.20	—

Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $25.4 million, $43.9 million and $5.9 million, respectively.

ESPP

We estimate the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. For the years ended December 31, 2021, 2020 and 2019, the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

Years Ended December 31,
	2021	2020	2019
Expected term in years	0.5 - 2.0	0.5 - 2.0	—
Expected volatility	67% - 68%	57% - 71%	—
Risk-free interest rate	0.1% - 0.2%	0.1%-1.0%	—
Dividend yield	—	—	—
Weighted average grant date fair value per share	$ 25.07	$ 1.87	—

Cash received through the ESPP for the years ended December 31, 2021, 2020 and 2019 was $6.4 million, $2.4 million and $2.7 million, respectively.

As of December 31, 2021, $122.9 million of total unrecognized compensation expense related to stock options, restricted stock and ESPP shares was expected to be recognized over a weighted-average period of 2.9 years.

NOTE 11. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share and diluted net (loss) income per share are presented for the three years presented. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, restricted stock units and common stock issuable pursuant to our ESPP, using the treasury stock method.

The following table presents the calculation of weighted average shares of common stock used in the computations of basic and diluted net (loss) income per share amounts presented in the accompanying consolidated statements of operations and comprehensive (loss) income (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(181,223)	$29,403	$(84,134)

Denominator:
Basic
Weighted average shares used in computing basic net income (loss) per share	204,136	165,187	152,527
Basic net (loss) income per share	$(0.89)	$0.18	$(0.55)
Diluted
Weighted average shares used in computing basic net (loss) income per share	204,136	165,187	152,527
Add: weighted average stock options	—	6,092	—
Add: weighted average restricted stock units	—	2,324	—
Add: weighted average common stock issuable pursuant to our ESPP	—	1,367	—
Weighted average shares used in computing diluted net (loss) income per share	204,136	174,970	152,527
Diluted net (loss) income per share	$(0.89)	$0.17	$(0.55)

The following shares issuable upon conversion of convertible senior notes, options outstanding, time-based RSUs, performance-based RSUs and ESPP shares to purchase common stock were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Shares issuable upon conversion of convertible senior notes	18,026	—	—
Options to purchase common stock	12,463	4,908	22,697
RSUs with time-based vesting	7,392	100	1,086
RSUs with performance-based vesting	—	94	138
ESPP shares	1,564	2,890	—

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

A summary of our revenue by geographic location for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
North America	$64,521	$37,277	$44,681
Europe (including the Middle East and Africa)	30,271	19,065	19,600
Asia Pacific	35,721	22,551	26,610
Total	$130,513	$78,893	$90,891

A summary of our revenue by category for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Instrument revenue	$61,324	$34,282	$45,126
Consumable revenue	52,181	31,142	32,616
Product revenue	113,505	65,424	77,742
Service and other revenue	17,008	13,469	13,149
Total revenue	$130,513	$78,893	$90,891

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, our chief financial officer, and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer, chief financial officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Pacific Biosciences of California, Inc’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Omniome, Inc. and Circulomics, Inc., which are included in our 2021 consolidated financial statements and constituted 2% of total assets as of December 31, 2021 and approximately 1% of consolidated revenues for the year then ended. The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst &Young LLP, the independent registered public accounting firm who also audited the Company’s financial statements. Ernst &Young’s attestation report on the Company’s internal control over financial reporting appears on page 106 hereof.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Omniome, Inc. and Circulomics, Inc., which are included in the 2021 consolidated financial statements of the Company and constituted 2% of total assets as of December 31, 2021 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Omniome, Inc. and Circulomics, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2022

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b)Financial Statement Schedules: See Item 15(a)(2), above.

(c)Exhibits: Refer to the Exhibit Index that follows.

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Second Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 5, 2018
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act	10-K	4.2	February 28, 2020
4.3	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	February 17, 2021
4.4	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.3)	8-K	4.1	February 17, 2021
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.3+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.4+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.5+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.7+	2020 Equity Incentive Plan and related forms of agreement	8-K	10.1	August 5, 2020
10.8+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	April 19, 2021
10.12+	Letter Relating to Employment Terms by and between the Registrant and Susan G. Kim effective September 28, 2020	10-Q	10.2	November 3, 2020
10.13+	Change in Control and Severance Agreement by and between the Registrant and Susan G. Kim effective September 28, 2020	10-Q	10.3	November 3, 2020
10.14+	Form of Change in Control and Severance Agreement for executive officers	10-K	10.14	February 26, 2021
10.15+	Letter Relating to Employment Terms by and between the Registrant and Christian O. Henry effective September 14, 2020	10-K	10.15	February 26, 2021
10.16+	Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry effective September 14, 2020	10-K	10.16	February 26, 2021
10.17+	Amended Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry dated February 3, 2021	10-K	10.17	February 26, 2021
10.18+	Letter Relating to Employment Terms by and between the Registrant and Mark Van Oene effective January 8, 2021	10-K	10.18	February 26, 2021
10.19+	Letter Relating to Employment Terms by and between the Registrant and Peter Fromen effective January 8, 2021	10-K	10.19	February 26, 2021
10.20+	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015.	10-Q	10.2	August 5, 2015
10.21†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016.	10-K	10.50	March 6, 2017
10.22††	Development and Commercialization Agreement by and between the Registrant and Invitae Corporation dated January 12, 2021	10-K	10.23	February 26, 2021
10.23††	Amendment to Development and Commercialization Agreement, dated as of June 3, 2021, by and between Pacific Biosciences of California, Inc. and Invitae Corporation	10-Q	10.6	August 6, 2021

10.24	Investment Agreement, dated as of February 9, 2021, between Pacific Biosciences of California, Inc. and SB Northstar LP.	8-K	10.1	February 10, 2021
10.25††	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010
10.26+	Letter Relating to Employment Terms by and between the Registrant and Michele Farmer effective May 17, 2021	10-Q	10.2	August 6, 2021
10.27	Agreement and Plan of Merger of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp., Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 201
10.28	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.2	July 20, 201
10.29	Registration Rights Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc. and each of the Investors	8-K	10.3	July 20, 2021
21.1	List of Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith

_________________________

+Indicates management contract or compensatory plan.

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

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: February 28, 2022	By:	/s/ Christian O. Henry
Christian O. Henry
Chief Executive Officer and President

Date: February 28, 2022	By:	/s/ SUSAN G. Kim
Susan G. Kim
Chief Financial Officer

Date: February 28, 2022	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christian O. Henry, Susan G. Kim, Brett Atkins and Michele Farmer, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for each individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian O. Henry Christian O. Henry	Director, Chief Executive Officer and President (Principal Executive Officer)	February 28, 2022

/s/ Susan G. Kim Susan G. Kim	Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/s/ Michele Farmer Michele Farmer	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
/s/ John F. Milligan John F. Milligan	Chairman of the Board of Directors	February 28, 2022

/s/ David Botstein David Botstein	Director	February 28, 2022

/s/ William W. Ericson William W. Ericson	Director	February 28, 2022

/s/ Hannah A. Valantine Hannah A. Valantine	Director	February 28, 2022

/s/ Randall S. Livingston Randall S. Livingston	Director	February 28, 2022

/s/ Marshall L. Mohr Marshall L. Mohr	Director	February 28, 2022

/s/ Kathy Ordoñez Kathy Ordoñez	Director	February 28, 2022

/s/ Lucy Shapiro Lucy Shapiro	Director	February 28, 2022