Form 10-Q
period 2022-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2022-05-06
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares outstanding of the issuer’s common stock as of April 30, 2022: 224,383,347.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$428,574	$460,725
Investments	534,201	583,675
Accounts receivable, net	27,852	24,241
Inventory, net	29,625	24,599
Prepaid expenses and other current assets	8,436	7,394
Short-term restricted cash	500	500
Total current assets	1,029,188	1,101,134
Property and equipment, net	35,510	32,504
Operating lease right-of-use assets, net	44,921	46,617
Long-term restricted cash	4,982	4,592
Intangible assets, net	410,751	410,979
Goodwill	409,974	409,974
Other long-term assets	1,340	1,170
Total assets	$1,936,666	$2,006,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,607	$11,002
Accrued expenses	19,489	36,261
Deferred revenue, current	12,729	10,977
Operating lease liabilities, current	8,056	7,710
Other liabilities, current	3,129	5,759
Total current liabilities	61,010	71,709
Deferred revenue, non-current	25,246	25,049
Contingent consideration liability, non-current	168,654	169,717
Operating lease liabilities, non-current	47,740	49,970
Convertible senior notes, net, non-current	896,220	896,067
Other liabilities, non-current	3,218	3,471
Total liabilities	1,202,088	1,215,983

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 224,329 and 220,978 shares at March 31, 2022 and December 31, 2021, respectively	224	221
Additional paid-in capital	2,038,030	2,009,945
Accumulated other comprehensive loss	(4,085)	(1,087)
Accumulated deficit	(1,299,591)	(1,218,092)
Total stockholders’ equity	734,578	790,987
Total liabilities and stockholders’ equity	$1,936,666	$2,006,970

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Revenue:
Product revenue	$28,244	$25,303
Service and other revenue	4,929	3,694
Total revenue	33,173	28,997
Cost of revenue:
Cost of product revenue	14,820	12,697
Cost of service and other revenue	4,015	3,323
Amortization of intangible assets	183	—
Total cost of revenue	19,018	16,020
Gross profit	14,155	12,977
Operating expense:
Research and development	52,937	20,548
Sales, general and administrative	39,804	26,139
Change in fair value of contingent consideration	(1,063)	—
Total operating expense	91,678	46,687
Operating loss	(77,523)	(33,710)
Loss from Continuation Advances from Illumina	—	(52,000)
Interest expense	(3,697)	(1,789)
Other (expense) income, net	(279)	64
Net loss	(81,499)	(87,435)
Other comprehensive loss:
Unrealized loss on investments	(2,998)	(11)
Comprehensive loss	$(84,497)	$(87,446)
Net loss per share:
Basic	$(0.37)	$(0.45)
Diluted	$(0.37)	$(0.45)

Weighted average shares outstanding used in calculating net loss per share:
Basic	222,289	194,790
Diluted	222,289	194,790

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
For the three months ended March 31, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(81,499)	(81,499)
Other comprehensive income	—	—	—	(2,998)	—	(2,998)
Issuance of common stock in conjunction with equity plans	3,351	3	5,589	—	—	5,592
Stock-based compensation expense	—	—	22,496	—	—	22,496
Balance at March 31, 2022	224,329	$224	$2,038,030	$(4,085)	$(1,299,591)	$734,578

For the three months ended March 31, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(87,435)	(87,435)
Other comprehensive loss	—	—	—	(11)	—	(11)
Issuance of common stock in conjunction with equity plans	6,046	6	22,337	—	—	22,343
Stock-based compensation expense	—	—	10,165	—	—	10,165
Balance at March 31, 2021	198,340	$198	$1,404,585	$74	$(1,124,304)	$280,553

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(81,499)	$(87,435)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from Continuation Advances	—	52,000
Depreciation	2,268	1,606
Amortization of intangible assets	228	—
Amortization of right-of-use assets	1,696	790
Amortization of debt discount and financing costs	159	74
Stock-based compensation	22,703	10,165
Amortization from investment premium	758	565
Change in the estimated fair value of contingent consideration	(1,063)	—
Loss on disposition of equipment	100	—
Changes in assets and liabilities
Accounts receivable	(3,611)	3,931
Inventory	(6,275)	(2,556)
Prepaid expenses and other assets	(1,185)	(675)
Accounts payable	6,373	153
Accrued expenses	(17,234)	(2,680)
Deferred revenue	1,949	5,004
Operating lease liabilities	(1,884)	(1,066)
Other liabilities	(2,512)	(2,980)
Net cash used in operating activities	(79,029)	(23,104)
Cash flows from investing activities
Purchase of property and equipment	(3,638)	(401)
Purchase of investments	(76,369)	(64,426)
Sales of investments	—	4,597
Maturities of investments	122,060	68,400
Net cash provided by investing activities	42,053	8,170
Cash flows from financing activities
Continuation Advances	—	(52,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	—	895,624
Proceeds from issuance of common stock from equity plans	5,592	22,343
Notes payable principal payoff	(377)	—
Other	—	(246)
Net cash provided by financing activities	5,215	865,721
Net increase in cash and cash equivalents and restricted cash	(31,761)	850,787
Cash and cash equivalents and restricted cash at beginning of period	465,817	85,947
Cash and cash equivalents and restricted cash at end of period	$434,056	$936,734
Cash and cash equivalents at end of period	428,574	932,398
Restricted cash at end of period	5,482	4,336
Cash and cash equivalents and restricted cash at end of period	$434,056	$936,734

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a life science technology company that designs, develops, and manufactures advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long read sequencing technology and our emerging short read Sequencing by Binding (SBB®) technology. Our products address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies.

References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.

Basis of Presentation and Consolidation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2021 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive income (loss), and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the ongoing COVID-19 pandemic on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2022. Actual results could differ materially from these estimates.

Cash, Cash Equivalents, and Investments

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

We classify our investments in debt securities as available-for sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net.

Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and US government and agency securities with high credit ratings. We have established guidelines regarding diversification and maturities of investments with the objectives of maintaining safety and liquidity, while maximizing yield.

Concentration and Other Risks

For the three months ended March 31, 2022, two customers accounted for approximately 14% and 11%, respectively, of total revenue during the period. For the three months ended March 31, 2021, one customer accounted for approximately 12% of total revenue during the period. No other customers exceeded 10% during those periods.

As of March 31, 2022, 56% of our accounts receivable were from domestic customers, compared to 53% as of December 31, 2021. As of March 31, 2022, one customer represented 17% of our accounts receivable, while no customer represented 10% or greater of our net accounts receivable as of December 31, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

There are no accounting standards updates (“ASUs”) that have been recently adopted.

Significant Accounting Policies

There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, however, as a result of certain changes to the standard contractual terms and conditions with customers implemented during the quarter ended March 31, 2022, we concluded a change in the application of our accounting policy, in accordance with ASC 606, was appropriate.

Specifically, we modified the standard contractual terms with customers during the current quarter, to reflect transfer of title and risk of loss and right to invoice upon delivery. We also updated the terms of the warranty provided with the instrument to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized. In addition, because of technical enhancements associated with our more recent instrument releases, including the Sequel IIe systems, installation services are now distinct from the instrument itself. Therefore, instrument revenue is now recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers.

NOTE 2. BUSINESS ACQUISITIONS

Omniome, Inc.

On September 20, 2021, we completed our acquisition of Omniome, Inc. (“Omniome”), a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

In connection with the acquisition, the contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, comprising both an instrument and related consumables, that utilizes SBB technology. The number of shares of stock to be issued will be determined using the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that is two days immediately prior to the achievement of the milestone. Of the $100 million in shares of our common stock to be issued as part of the milestone, $4.1 million was attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction.

The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our Consolidated Statements of Operations and Comprehensive Loss. The fair value of the contingent consideration liability is calculated, with the assistance from a third-party valuation firm, using a scenario-based method which considers a range of possible outcomes and their assigned probabilities of occurrence. The potential outcomes are discounted to present value at a discount rate equal to the sum of the term-matched risk-free-interest rate plus PacBio’s credit spread.

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

We expect to finalize the purchase price allocation within 12 months of the acquisition date. We will recognize adjustments to the preliminary amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the preliminary amounts are determined, which we expect to be primarily due to the review of certain tax attributes.

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

We expect to finalize the purchase price allocation within 12 months of the acquisition date. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve-month measurement period, if necessary, which we expect to be primarily due to the review of certain tax attributes.

NOTE 3. INVITAE COLLABORATION

On January 12, 2021 we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). Pursuant to the Development Agreement, Invitae is providing certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). If Program Products become commercially available, Invitae may purchase the Program Products. We are currently renegotiating the terms of the Development Agreement. As of March 31, 2022 and December 31, 2021, we have recognized payments received from Invitae of $23.5 million in deferred revenue, non-current, on the Consolidated Balance Sheet.

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

Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us cash payments (“Continuation Advances”) totaling $52.0 million. Up to the full $52.0 million of Continuation Advances paid to us were repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021, and a corresponding non-operating expense was recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the quarter ended March 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of March 31, 2022 and December 31, 2021 respectively:

	March 31, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$227,251	$—	$—	$227,251	$327,315	$—	$—	$327,315
Commercial paper	—	143,958	—	143,958	—	133,185	—	133,185
U.S. government & agency securities	—	32,377	—	32,377	—	225	—	225
U.S. Treasury securities	—	24,988	—	24,988	—	—	—	—
Total cash and cash equivalents	227,251	201,323	—	428,574	327,315	133,410	—	460,725
Investments:
Commercial paper	—	141,976	—	141,976	—	187,632	—	187,632
Corporate debt securities	—	5,313	—	5,313	—	8,968	—	8,968
U.S. government & agency securities	—	386,912	—	386,912	—	387,075	—	387,075
Total investments	—	534,201	—	534,201	—	583,675	—	583,675
Short-term restricted cash:
Cash	500	—	—	500	500	—	—	500
Long-term restricted cash:
Cash	4,982	—	—	4,982	4,592	—	—	4,592
Total assets measured at fair value	$232,733	$735,524	$—	$968,257	$332,407	$717,085	$—	$1,049,492

Liabilities
Contingent consideration	$—	$—	$168,654	$168,654	$—	$—	$169,717	$169,717
Total liabilities measured at fair value	$—	$—	$168,654	$168,654	$—	$—	$169,717	$169,717

We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.

On a quarterly basis, we estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from December 31, 2022 to June 30, 2025. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which range from 5.7% to 6.7%. An increase in the discount rates used can also result in the decrease in the fair value of liability, which was the primary factor in the $1.1 million decrease in liability at March 31, 2022. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Changes in the estimated fair value of the contingent consideration liability for the three months ended March 31, 2022 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2021	$169,717
Change in estimated fair value	(1,063)
Ending balance as of March 31, 2022	$168,654

Changes to the fair value are recorded as the Change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

For the three months ended March 31, 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$227,251	$—	$—	$227,251
Commercial paper	143,964	2	(8)	143,958
U.S. government & agency securities	32,386	—	(9)	32,377
U.S. Treasury securities	24,989	—	(1)	24,988
Total cash and cash equivalents	428,590	2	(18)	428,574
Investments:
Commercial paper	142,266	1	(291)	141,976
Corporate debt securities	5,322	—	(9)	5,313
U.S. government & agency securities	390,682	7	(3,777)	386,912
Total investments	538,270	8	(4,077)	534,201
Total cash, cash equivalents and investments	$966,860	$10	$(4,095)	$962,775
Short-term restricted cash:
Cash	$500	$—	$—	$500
Long-term restricted cash:
Cash	$4,982	$—	$—	$4,982

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value
Cash and cash equivalents:
Cash and money market funds	$327,316	$—	$—	$327,316
Commercial paper	133,190	—	(5)	133,185
U.S. government & agency securities	225	—	—	224
Total cash and cash equivalents	460,731	—	(5)	460,725
Investments:
Commercial paper	187,705	—	(73)	187,632
Corporate debt securities	8,964	9	(5)	8,968
U.S. government & agency securities	388,088	1	(1,014)	387,075
Total investments	584,757	10	(1,092)	583,675
Total cash, cash equivalents and investments	$1,045,488	$10	$(1,097)	$1,044,400
Short-term restricted cash:
Cash	$500	$—	$—	$500
Long-term restricted cash:
Cash	$4,592	$—	$—	$4,592

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2022:

(in thousands)	Fair Value
Due in one year or less	$651,213
Due after one year through five years	84,311
Total investments	$735,524

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term Restricted Cash

As of March 31, 2022 and December 31, 2021, the short-term restricted cash balance was $0.5 million, which was comprised of security deposits for the credit cards of employees.

Inventory, net

As of March 31, 2022 and December 31, 2021, our inventory, net, consisted of the following components:

	March 31,	December 31,
(in thousands)	2022	2021
Purchased materials	$11,530	$7,993
Work in process	9,202	8,611
Finished goods	8,893	7,995
Inventory	$29,625	$24,599

Long-term Restricted Cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $3.0 million was recorded in long-term restricted cash related to the O’Brien Lease in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively. In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease. At March 31, 2022, we had an additional $0.4 million in long-term restricted cash primarily related to lease deposits.

Intangible Assets and Goodwill

Intangible assets include acquired in-process research and development (IPR&D) of $400 million as a result of the Omniome acquisition in September 2021. The IPR&D will remain on our consolidated balance sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will begin to amortize the asset over the life of the product, or record an impairment charge if the asset is determined to be impaired.

In addition to IPR&D, we had the following definite-lived intangible assets from business acquisitions (in thousands, except years):

		As of March 31, 2022			As of December 31, 2021
	Estimated	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	15	$11,000	$(489)	$10,511	$11,000	$(306)	$10,694
Customer relationships	2	360	(120)	240	360	(75)	285
Total		$11,360	$(609)	$10,751	$11,360	$(381)	$10,979

The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows:

(in thousands)
Remainder of 2022	$685
2023	838
2024	733
2025	733
2026	733
2027 and thereafter	7,029
Total	$10,751

We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We had no indicators of impairment related to goodwill during the three months ended March 31, 2022.

Deferred revenue

As of March 31, 2022, we had a total of $38.0 million of deferred revenue, $12.7 million of which was recorded as deferred revenue, current and primarily relates to deferred service contract revenues to be recognized over the next year and the remaining $25.2 million was recorded as deferred revenue, non-current. Of the deferred revenue, non-current balance, $23.5 million relates to payments received under the Invitae collaboration described in Note 3. Invitae Collaboration in Part I, Item 1 of this Quarterly Report on Form 10-Q and $1.7 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the three months ended March 31, 2022 includes $4.0 million of previously deferred revenue that was included in deferred revenue, current as of December 31, 2021. Contract assets as of March 31, 2022 and December 31, 2021 were not material.

As of March 31, 2022, we had a total of $0.6 million of deferred commissions included in prepaid expenses and other current assets which is recognized as sales, general and administrative expense as the related revenue is recognized. Costs to obtain a contract are expensed as incurred if the amortization period would have been a year or less.

Term loans

In connection with the acquisition of Omniome, we acquired $1.3 million in short-term debt and $3.0 million in long-term debt relating to a term loan facility that Omniome obtained in April 2020. Borrowings on the term loan facility were used to fund Omniome’s purchases of equipment, which serves as collateral. Each term loan has a term of 43 months and bears a fixed interest rate of approximately 17% annually. The fee for the elective option to prepay all, but not less than all, of the borrowed amounts at any time after the 24th month and before the 43rd month after the commencement date, is 4% of the outstanding loan balance. Payments are made in equal monthly installments including principal and interest. The following table presents the future principal payments on the term loans:

(in thousands)
Remainder of 2022	$1,231
2023	1,842
2024	490
Total	$3,563

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

As of March 31, 2022 and December 31, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net, in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31,	December 31,
(in thousands)	2022	2021
Principal amount	$900,000	$900,000
Unamortized debt issuance costs	(3,780)	(3,933)
Net carrying amount	$896,220	$896,067

For the three months ended March 31, 2022, interest expense for the Notes was as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2022	2021
Contractual interest expense	$3,375	$1,688
Amortization of debt issuance costs	153	74
Total interest expense	$3,528	$1,762

As of March 31, 2022, the estimated fair value (Level 2) of the Notes was $654.3 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has entered into various operating lease agreements, primarily relating to our corporate offices. See Note 8 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding the Company’s maturity of lease liabilities under its lease agreements.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2022 and December 31, 2021.

NOTE 9. STOCKHOLDERS’ EQUITY

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

As of March 31, 2022, we had 1.2 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.

Stock Options

Time-based Stock Options

The following table summarizes stock option activity for time-based awards under all our stock option plans for the three months ended March 31, 2022 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	12,159	$1.16 – 46.37	$11.38
Granted	3,798	10.18 – 16.58	11.76
Exercised	(178)	1.16 – 8.90	3.38
Canceled	(232)	2.47 – 46.37	27.74
Outstanding at March 31, 2022	15,547	$1.16 – 46.37	$11.32

Performance-based Stock Options

The following table summarizes stock option activity for performance-based awards under all our stock option plans for the three months ended March 31, 2022 (in thousands, except per share amounts):

Stock Options Outstanding
Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	304	$4.71 - 4.90	$4.71
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at March 31, 2022	304	$4.71 - 4.90	$4.71

For the three months ended March 31, 2022, we recognized stock-based compensation expense of $7.5 million related to time-based and performance-based options.

Restricted Stock Units (“RSUs”)

The following table summarizes the time-based RSU activity for the three months ended March 31, 2022 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2021	7,392	$19.78
Granted	3,650	11.36
Vested	(1,845)	14.69
Forfeited	(322)	22.50
Outstanding at March 31, 2022	8,875	$17.28

For the three months ended March 31, 2022, we recognized stock-based compensation expense of $11.9 million related to restricted stock units.

Employee Stock Purchase Plan (“ESPP”)

Shares issued under our ESPP were 1,316,923 and 983,180 during the three months ended March 31, 2022 and 2021, respectively. In February 2022, an additional 4.0 million shares were reserved under the ESPP. As of March 31, 2022, 10,493,750 shares of our common stock remain available for issuance under our ESPP.

For the three months ended March 31, 2022, we recognized stock-based compensation expense of $3.3 million related to our ESPP.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,758	$992
Research and development	8,965	3,048
Sales, general and administrative	11,980	6,125
Total stock-based compensation expense	$22,703	$10,165

Determining Fair Value

We estimate the fair value of stock options granted using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of RSUs granted is the closing price of our shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For shares purchased under our ESPP, we estimate the grant-date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. We estimate forfeitures of stock options, RSUs and shares purchased under our ESPP which is utilized to determine the compensation expense to be recorded over the requisite service period.

•Expected Term - The expected term used in the Black-Scholes valuation method represents the period that the stock options are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock options and vesting schedules.

•Expected Volatility - The expected volatility used in the Black-Scholes valuation method is derived from the implied volatility related to our share price over the expected term.

•Expected Dividend - We have never paid dividends on our shares and, accordingly, the dividend yield percentage is zero for all periods.

•Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected terms.

Stock Options

We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards.

When determining the current share prices underlying the stock options for calculating the grant-date fair value, we reference the observable market prices of our stock.

For three months ended March 31, 2022 and 2021, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term in years	4.6	4.6
Expected volatility	70%	68%
Risk-free interest rate	1.76%	0.50%
Dividend yield	—	—
Weighted average grant date fair value per share	$6.66	$20.21

ESPP

We estimate the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. For three months ended March 31, 2022 and 2021, the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term in years	0.5 - 2.0	0.5 - 2.0
Expected volatility	70%	68%
Risk-free interest rate	0.60% - 1.31%	0.07% - 0.13%
Dividend yield	—	—
Weighted average grant date fair value per share	$5.42	$29.26

NOTE 10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potential shares assuming the dilutive effect of the convertible senior notes, using the if-converted method, and outstanding stock options, restricted stock units and common stock issuable pursuant to our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(81,499)	$(87,435)

Denominator:
Basic
Weighted average shares used in computing basic net loss	222,289	194,790
Basic net loss per share	$(0.37)	$(0.45)
Diluted
Weighted average shares used in computing diluted net loss per share	222,289	194,790
Diluted net loss per share	$(0.37)	$(0.45)

The following outstanding shares issuable upon conversion of the convertible senior notes, common stock options, restricted stock units (“RSUs”), with time-based vesting and performance-based vesting and ESPP shares expected to be purchased, were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect. See Note 9. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

	Three Months Ended March 31,
(in thousands)	2022	2021
Shares issuable upon conversion of convertible senior notes	20,690	20,690
Options to purchase common stock	15,851	12,332
RSUs	8,875	6,527
ESPP shares	2,026	2,336

These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same.

NOTE 11. REVENUE

A summary of our revenue by geographic location for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March, 31
(in thousands)	2022	2021
Americas	$19,082	$12,157
Europe (including the Middle East and Africa)	5,700	8,325
Asia Pacific	8,391	8,515
Total	$33,173	$28,997

A summary of our revenue by category for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2022	2021
Instrument revenue	$15,550	$14,939
Consumable revenue	12,694	10,364
Product revenue	28,244	25,303
Service and other revenue	4,929	3,694
Total revenue	$33,173	$28,997

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2022, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties including the effect of the ongoing COVID-19 pandemic and our response thereto. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

Our Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•Overview and Outlook

•Results of Operations

•Liquidity and Capital Resources

•Critical Accounting Policies and Estimates

•Recent Accounting Pronouncements

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

As of March 31, 2022, our commercial team was comprised of over 188 employees, including 52 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.

Strategic Objectives

Our 2022 strategic objectives include:

▪Execution - leveraging commercial investment to drive continued HiFi and Sequel II/IIe adoption;

▪Progress our product pipeline - continuing the development of our future higher throughput HiFi sequencing platform and differentiated short-read technology; and

▪Delight our customers - deepening our customer relationships and expanding customer collaborations across existing and rapidly expanding new applications for our technology.

We will continue to leverage our commercial organization and make significant improvements in efficiency and usability of our Sequel II/IIe to seek to reach a broader customer base. We believe the commercial investments we made in 2021 and expect to continue to make during the remainder of 2022 will further help drive growth in our business. We employed 52 quota-carrying field sales personnel as of March 31, 2022, and we expect to continue to invest in our sales, general and administrative departments to support future growth.

To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing technologies. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. To address the oncology markets with a highly differentiated alternative, we are also progressing our short read platform development with a goal of launching our SBB short read sequencing platform in the first half of 2023. As a result, we expect our research and development expense to increase during 2022 as compared to 2021.

We continue to believe that with the capabilities of our HiFi chemistry and SMRT technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for the company. We plan to continue to pursue customer collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.

Financial Overview

The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. We have been negatively impacted by the COVID-19 pandemic and expect to continue to be impacted by COVID-19 for the foreseeable future. Due to the uncertain scope and duration of the pandemic, we cannot reasonably estimate the future impact to our operations and financial results.

The spread of COVID-19 has caused us to modify our business practices, including limiting certain of our commercial operations and limiting certain employees from working in the office. Starting in April 2022, we invited employees located near our reopened offices to return to the office. We have and will continue to provide consumables, instruments, and support to scientists at government, academic, and commercial labs that have remained open or as they reopen.

We have experienced and expect to continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, decreases in discretionary capital spending, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic could have a continuing adverse effect on the demand for some of our products. Such economic disruption could have a material adverse effect on our business, results of operations and liquidity. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key highlights of the three months ended March 31, 2022 consolidated financial results include the following:

•Revenue increased $4.2 million, or 14%, to $33.2 million for the three months ended March 31, 2022, as compared to $29.0 million for the three months ended March 31, 2021, driven primarily by an increase in instrument and consumable revenue. We expect revenue to grow during the remainder of 2022 compared to 2021. However, our future revenues largely depend on the rate of sales of our sequencing instruments, which are a leading indicator of future sales of consumables. We expect instrument placements to continue to grow as we expand our sales globally through our expanded sales force, through application of technology in new markets and through offering new features and solutions. However, we also expect a potential slower ramp in the sales of consumables due to lower utilization resulting from project delays due to the COVID-19 pandemic and prolonged lockdowns in China.

•Gross profit as a percentage of revenue (gross margin) was 42.7% for the three months ended March 31, 2022, compared to 44.8% for the three months ended March 31, 2021. Despite higher sales volumes, gross margin declined due to a lower average selling price (ASP) of instruments, resulting primarily from an increase in instruments sold as multi-unit orders with volume discounts, leading to lower ASP, and an increase in our average product costs during the quarter. Our gross margin in future periods will depend on several factors, including strategic product pricing; product mix; sales of higher-margin consumables; supply chain constraints increasing costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; and excess or obsolete inventories.

•Loss from operations increased $43.8 million or 130%, to a loss of $77.5 million for the three months ended March 31, 2022, as compared to a loss of $33.7 million for the three months ended March 31, 2021, driven primarily by an increase of $45.0 million in operating expenses, including a $32.4 million increase in research and development expenses primarily due to the Omniome acquisition and the establishment of an advanced research organization, $13.7 million increase in sales, general and administrative expenses, offset by a $1.1 million change in the fair value of contingent consideration. See Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•Cash, cash equivalents and short-term investments were $962.8 million at March 31, 2022, which represents a 7.8% decrease compared to the balance at December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$28,244	$25,303	$2,941	12%
Service and other revenue	4,929	3,694	1,235	33%
Total revenue	33,173	28,997	4,176	14%
Cost of revenue:
Cost of product revenue	14,820	12,697	2,123	17%
Cost of service and other revenue	4,015	3,323	692	21%
Amortization of intangible assets	183	—	183	100%
Total cost of revenue	19,018	16,020	2,998	19%
Gross profit	14,155	12,977	1,178	9%
Operating expense:
Research and development	52,937	20,548	32,389	158%
Sales, general and administrative	39,804	26,139	13,665	52%
Change in fair value of contingent consideration	(1,063)	—	(1,063)	(100%)
Total operating expense	91,678	46,687	44,991	96%
Operating loss	(77,523)	(33,710)	(43,813)	(130%)
Loss from continuation advances from Illumina	—	(52,000)	52,000	100%
Interest expense	(3,697)	(1,789)	(1,908)	(107%)
Other (expense) income, net	(279)	64	(343)	(536%)
Net loss	$(81,499)	$(87,435)	$5,936	7%

Revenue

Revenue increased $4.2 million, or 14%, to $33.2 million for the three months ended March 31, 2022, as compared to $29.0 million for the three months ended March 31, 2021, driven primarily by an increase in instrument and consumable revenue.

Instrument revenue increased $0.6 million, or 4%, to $15.6 million for the three months ended March 31, 2022, as compared to $14.9 million for the three months ended March 31, 2021, primarily due to an increase in instruments sold offset by a lower average selling price of instruments attributed to volume-based discounts. At March 31, 2022, our installed base was 424 Sequel II and Sequel IIe systems compared to the 244 systems in the three months ended March 31, 2021. We expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2022, reflecting our increased commercial presence and customer demand.

Consumables revenue increased $2.3 million, or 21%, to $12.7 million for the three months ended March 31, 2022, as compared to $10.4 million for the three months ended March 31, 2021. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales from growth of the installed base.

Service and other revenue increased $1.2 million, or 33%, to $4.9 million for the three months ended March 31, 2022, as compared to $3.7 million for the three months ended March 31, 2021, primarily due to product services contracts sold on the growing installed base.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased by $2.1 million, or 17%, to $14.8 million for the three months ended March 31, 2022, compared to $12.7 million for the three months ended March 31, 2021. The increase in cost of product revenue was primarily due to the increase in instrument sales and higher average product costs.

Cost of service and other revenue increased by $0.7 million, or 21%, to $4.0 million for the three months ended March 31, 2022, compared to $3.3 million for the three months ended March 31, 2021, primarily due to higher service volumes from our growing installed base.

Gross profit increased $1.2 million, or 9%, to $14.2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Gross margin was 42.7% for the three months ended March 31, 2022, compared to gross margin of 44.8% for the three months ended March 31, 2021. The decrease in gross margin percentage was primarily due to higher sales volumes offset by lower average selling price and increased product costs during the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

The global shortage of semiconductors, which has been reported since early 2021, continues to be a challenge for us in our supply chain and resulted in cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Additionally, in response to the rising COVID-19 infections, China has imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Research and Development Expense

Research and development expense increased by $32.4 million, or 158%, to $52.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This change was primarily driven by an increase of $10.4 million in personnel expenses due to an increase in headcount, including the acquired workforce from the Omniome acquisition and an increase of $11.9 million of product development costs and other related costs. Research and development expense included stock-based compensation expense of $9.0 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows and applications leveraging our core technologies. We have collaborated and expect to continue to collaborate with strategic partners to develop sequencing solutions and expand the application of our technology. On January 12, 2021, we entered into a multi-year Development and Commercialization Agreement (the “Development Agreement”) with Invitae Corporation (“Invitae”). We are currently renegotiating the terms of the Development Agreement. While we expect to continue to develop next generation high throughput sequencing platforms and products, we do not anticipate that Invitae will continue to provide funding support for future development under the Development Agreement. We expect to continue discussions with Invitae in connection with the Development Agreement to receive feedback and operational assistance and expertise which we will incorporate in the continued development of our high throughput sequencing platforms and products.

We expect research and development expenses to increase in 2022, when compared to 2021, due to continued product development, a full year of expenses associated with the acquisition of Omniome and our intent to continue to hire additional personnel in research and development.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $13.7 million, or 52%, to $39.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This change was primarily driven by an increase of $5.9 million in stock-based compensation expense and an increase of $2.9 million in salaries and related expense due to increased headcount, which included quota-carrying sales representatives.

Sales, general and administrative expense is planned to increase in 2022, when compared to 2021, as we incur a full year of expenses associated with the acquisition of Omniome and our prior year headcount growth.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $1.1 million during the three months ended March 31, 2022, represents the remeasurement impact of the contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology.

Loss from Continuation Advances from Illumina

As part of the Termination Agreement, Illumina paid us Continuation Advances totaling $52.0 million, which was repayable without interest to Illumina if, within two years of March 31, 2020, we entered into, or consummated a Change of Control Transaction or raised at least $100 million in a single equity or debt financing (that may have multiple closings), with the amount repayable dependent on the amount raised by us.

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the three months ended March 31, 2021.

Interest Expense

Interest expense for the three months ended March 31, 2022, was $3.7 million compared to $1.8 million for the three months ended March 31, 2021. The increase was primarily due to the full quarter interest incurred on the $900 million of 1.50% Convertible Senior Notes due February 15, 2028 that we issued on February 16, 2021.

Other (Expense) Income, Net

The increase in Other (expense) income, net was primarily driven by greater foreign exchange loss for the three months ended March 31, 2022.

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

As of March 31, 2022, we had cash, cash equivalents and investments of $962.8 million compared to $1.04 billion as of December 31, 2021. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described in “—Results of Operations” above, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements and maintain existing collaborations and arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; future acquisitions; manufacturing costs; service costs; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(79,029)	$(23,104)
Cash provided by investing activities	42,053	8,170
Cash provided by financing activities	5,215	865,721
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,761)	$850,787

Operating Activities

Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.

We used $79.0 million of cash in operating activities for the three months ended March 31, 2022, compared to cash used in operating activities of $23.1 million for the three months ended March 31, 2021.

Cash used in operating activities for the three months ended March 31, 2022, of $79.0 million was due primarily to a $81.5 million net loss that included non-cash items such as stock-based compensation of $22.7 million, depreciation expense of $2.3 million, amortization of right-of-use assets of $1.7 million, a $1.1 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $24.4 million in net changes to operating assets and liabilities. The change in net operating assets and liabilities was primarily attributable to a decrease of $17.2 million in accrued expenses, $6.3 million increase in inventory, $3.6 million increase in accounts receivable, $2.5 million decrease in other liabilities, $1.9 million decrease in operating lease liabilities, $1.2 million increase in prepaid and other assets partially offset by an increase of $6.4 million in accounts payable and $1.9 million increase in deferred revenue.

Cash used in operating activities for the three months ended March 31, 2021, was due primarily to $87.4 million net loss, partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity and non-cash items such as stock-based compensation of $10.2 million and depreciation of $1.6 million. The change in net operating assets and liabilities was primarily attributable to decreases of $3.0 million in other liabilities and $2.7 million in accrued expenses and an increase of $2.6 million in inventory, partially offset by a decrease of $3.9 million in accounts receivable and an increase of $5.0 million in deferred revenue.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. Cash provided by investing activities for the three months ended March 31, 2022, was due primarily to $122.1 million in maturities of investments offset by net purchases of investments of $76.4 million, and partially offset by purchases of property and equipment of $3.6 million.

Cash provided by investing activities for the three months ended March 31, 2021, was due primarily to net sales and maturities of investments of $8.6 million, partially offset by purchases of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities was $5.2 million and $865.7 million for the three months ended March 31, 2022 and 2021, respectively.

Cash provided by financing activities during the three months ended March 31, 2022, resulted from proceeds of $5.6 million from the issuance of common stock through our equity compensation plans.

Cash provided by financing activities during the three months ended March 31, 2021, resulted from the net proceeds of $895.6 million from our February 2021 issuance of $900 million of 1.50% Convertible Senior Notes after deducting debt issuance costs and proceeds of $22.3 million from the issuance of common stock through our equity compensation plans, partially offset by $52.0 million of Continuation Advances repaid to Illumina.

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

There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021, however, as a result of certain changes to the standard contractual terms and conditions with customers implemented during the quarter ended March 31, 2022, we concluded a change in the application of our accounting policy, in accordance with ASC 606, was appropriate.

Specifically, we modified the standard contractual terms with customers during the current quarter, to reflect transfer of title and risk of loss and right to invoice upon delivery. We also updated the terms of the warranty provided with the instrument to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized. In addition, because of technical enhancements associated with our more recent instrument releases, including the Sequel IIe systems, installation services are now distinct from the instrument itself. Therefore, instrument revenue is now recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers.

Recent Accounting Pronouncements

Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of the Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2022.

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

There have been no other material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 1.Legal Proceedings

Please see Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

You should consider carefully the risks and uncertainties described below, together with all of the other information in our public filings with the SEC, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, the impact of the ongoing COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

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

•Our business, financial condition and results of operations could be adversely affected by the political and economic tensions between the United States and other countries, including China and Russia;

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

Our business has been and could be further adversely impacted by the effects of COVID-19 or other epidemics or pandemics. As a result of the ongoing COVID-19 pandemic, our financial results continue to be impacted negatively as our customers in multiple regions around the world suspended or curtailed their normal operations in efforts to curb the spread of COVID-19. While a significant number of our customer sites that shut down due to COVID-19 have re-opened, a significant number of our customers had delayed purchases of capital assets due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments and the associated consumables and software. The inability to receive or accept shipments of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products or related maintenance and support services, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. We are continuing to monitor this evolving situation.

Our manufacturing partners and suppliers have been and could continue to be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region where immunization rates in certain communities may be low, the Omicron variant of COVID-19, as well as any future variants that evolve, could impact workforce availability at those locations and disrupt supply. For example, in response to the rising COVID-19 infections, China has imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors.

The spread of COVID-19 has caused us to modify our business practices, including limiting certain of our commercial operations and limiting certain employees from working in the office. Starting in April 2022, we invited employees located near those reopened offices to return to the office. The reopening of our U.S. offices has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations or other changing conditions could cause us to temporarily close certain office locations again. We have offered, and may plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office, which could adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, a reduction in or the lapsing of COVID-19-related governmental stimulus measures, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products and, consequently, related maintenance and support services. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. At March 31, 2022, our installed based was 424 Sequel II and Sequel IIe systems compared to the 244 systems as of March 31, 2021, and we expect the number of Sequel II/IIe placements to continue to grow during 2022.

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

In addition, inflationary pressure, including as a result of supply shortages, could adversely impact our financial results, and our operating costs may increase. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. For example, we entered into a multi-year Development and Commercialization Agreement with Invitae, whereby Invitae was providing us with funding to develop certain products relating to production-scale high-throughput sequencing. In July 2021, we acquired Circulomics and in September 2021, we acquired Omniome.

Acquisitions and strategic transactions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell 8M and the Sequel II/IIe Systems, in addition to SBB products currently under development. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. In January 2021, we entered into the Development Agreement, a multi-year collaboration with Invitae to begin development of a production-scale high-throughput sequencing platform; in certain termination circumstances of this collaboration, we may be obligated to refund all or a portion of the development funds advanced by Invitae and/or we may owe Invitae a share of the revenue generated from the sale of the program products. While we expect to continue to develop next generation high throughput sequencing platforms and products, we are currently renegotiating the terms of the Development Agreement, and we do not anticipate that Invitae will continue to provide funding support for future development under the Development Agreement. We expect to continue discussions with Invitae in connection with the Development Agreement to receive feedback and operational assistance and expertise which we will incorporate in the continued development of our high throughput sequencing platforms and products. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition and prospects.

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

We have experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who retired on December 31, 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chief Operating Officer, Mark Van Oene, and our Chief Commercial Officer, Peter Fromen, were each appointed effective January 8, 2021. Also, our Vice President and Chief Accounting Officer Michele Farmer was appointed effective May 17, 2021, and our Chair of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

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

If the demand for our products grows more slowly than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches and commercialization are not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue may be materially and adversely harmed, or we may recognize an impairment loss, and our business may not succeed.

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

The operations of our third-party manufacturing partners and suppliers have been and could continue to be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, in response to the rising COVID-19 infections, China has imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. Accordingly, our revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced and/or other sources can be developed.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the fiscal years ended December 31, 2021, 2020 and 2019, one of our customers, who is our primary distributor in China, accounted for approximately 13%, 14% and 17% of our total revenue, respectively. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may be in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System and the Sequel II/IIe Systems. Despite testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the SMRT Cell 8M and Sequel II/IIe Systems, or enhancements to our existing products in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

We are subject to risks associated with political conflicts between the U.S. and China. A significant portion of our revenue is generated from China. For example, for the fiscal years ended December 31, 2021, 2020 and 2019, one customer, who is our primary distributor in China, accounted for approximately 13%, 14% and 17% of our total revenue, respectively. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

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

Our products are currently labeled and promoted as research use only (“RUO”) products, and are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to regulation by the U.S. Food and Drug Administration (“FDA”), or the FDA’s regulatory jurisdiction could be expanded to include our products. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the FDA’s guidance on RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming. Regulatory requirements related to marketing, selling, and distribution of RUO products could change or be uncertain, even if clinical uses of our RUO products by our customers were done without our consent. If the FDA or other regulatory authorities assert that any of our RUO products are subject to regulatory clearance or approval, our business, financial condition, or results of operations could be adversely affected. In the event that we fail to obtain and maintain necessary regulatory clearances or approvals for products that we develop for clinical uses, or if clearances or approvals for future products and indications are delayed or not issued, our commercial operations may be materially harmed. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the product, which may limit the market for the product. We do not have experience in obtaining FDA approvals and no assurance can be given that we will be able to obtain or to maintain such approvals. Furthermore, any approvals that we may obtain can be revoked if safety or efficacy problems develop.

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

•operating results below the expectations of securities analysts or investors; and

•general economic and market conditions, which could be impacted by various events including COVID-19 or interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including an escalation of the situation in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.

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

•specify that special meetings of our stockholders can be called only by our board of directors, the Chair of the Board, the Chief Executive Officer or the President;

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the ongoing COVID-19 pandemic as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including an escalation of the situation in Ukraine and the related response, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Delivery of our products could be delayed or disrupted by factors beyond our control, and we could lose customers as a result.

We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control. Any failure to deliver products to our customers in a safe and timely manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these carriers are unable to deliver our products, the delivery of our products by our customers may be delayed, which could harm our business and financial results. The failure to deliver our products in a safe and timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

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

•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs by the U.S. government on various imports from China, Canada, Mexico and the European Union (“E.U.”) and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;

•deterioration of political relations between the U.S. and Russia, China, Japan, Korea, Canada, the United Kingdom (“U.K.”) and the E.U., which could have a material adverse effect on our sales and operations in these countries;

•changes in social, political and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the U.K. from the E.U.;

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

•potential increases on tariffs or restrictions on trade generally; and

•significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the E.U. General Data Protection Regulation which took effect in the E.U. in 2018.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	November 19, 2021
10.2+	Change in Control and Severance Agreement, by and between the Registrant and Denis Zaccarin, Ph.D. effective November 4, 2020			Filed herewith
10.3+	Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. and related forms of agreement thereunder	10-Q	10.4	November 5, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith

+Indicates management contract or compensatory plan.

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

Pacific Biosciences of California, Inc.

Date: May 5, 2022	By:	/s/ Christian O. Henry
Christian O. Henry
Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ SUSAN G. Kim
Susan G. Kim
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer (Principal Accounting Officer)