Form 10-Q
period 2022-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2022-08-08
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares outstanding of the issuer’s common stock as of July 31, 2022: 224,840,799.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$310,445	$460,725
Investments	588,706	583,675
Accounts receivable, net	27,058	24,241
Inventory, net	36,121	24,599
Prepaid expenses and other current assets	7,657	7,394
Short-term restricted cash	300	500
Total current assets	970,287	1,101,134
Property and equipment, net	37,957	32,504
Operating lease right-of-use assets, net	43,274	46,617
Long-term restricted cash	2,922	4,592
Intangible assets, net	410,523	410,979
Goodwill	409,974	409,974
Other long-term assets	1,205	1,170
Total assets	$1,876,142	$2,006,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,883	$11,002
Accrued expenses	25,174	36,261
Deferred revenue, current	32,084	10,977
Operating lease liabilities, current	8,350	7,710
Other liabilities, current	5,905	5,759
Total current liabilities	84,396	71,709
Deferred revenue, non-current	1,827	25,049
Contingent consideration liability, non-current	163,216	169,717
Operating lease liabilities, non-current	45,497	49,970
Convertible senior notes, net, non-current	896,374	896,067
Other liabilities, non-current	2,946	3,471
Total liabilities	1,194,256	1,215,983

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 224,756 and 220,978 shares at June 30, 2022 and December 31, 2021, respectively	225	221
Additional paid-in capital	2,058,103	2,009,945
Accumulated other comprehensive loss	(5,457)	(1,087)
Accumulated deficit	(1,370,985)	(1,218,092)
Total stockholders’ equity	681,886	790,987
Total liabilities and stockholders’ equity	$1,876,142	$2,006,970

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Product revenue	$30,175	$26,533	$58,419	$51,836
Service and other revenue	5,292	4,077	10,221	7,771
Total revenue	35,467	30,610	68,640	59,607
Cost of revenue:
Cost of product revenue	15,499	13,222	30,319	25,919
Cost of service and other revenue	3,592	3,635	7,607	6,958
Amortization of intangible assets	183	—	366	—
Total cost of revenue	19,274	16,857	38,292	32,877
Gross profit	16,193	13,753	30,348	26,730
Operating expense:
Research and development	50,348	22,266	103,285	42,815
Sales, general and administrative	39,252	29,060	79,056	55,198
Change in fair value of contingent consideration	(5,438)	—	(6,501)	—
Total operating expense	84,162	51,326	175,840	98,013
Operating loss	(67,969)	(37,573)	(145,492)	(71,283)
Loss from Continuation Advances from Illumina	-	—	-	(52,000)
Interest expense	(3,681)	(3,589)	(7,378)	(5,378)
Other income (expense), net	256	161	(23)	225
Net loss	(71,394)	(41,001)	(152,893)	(128,436)
Other comprehensive loss:
Unrealized loss on investments	(1,372)	(80)	(4,370)	(91)
Comprehensive loss	$(72,766)	$(41,081)	$(157,263)	$(128,527)
Net loss per share:
Basic	$(0.32)	$(0.21)	$(0.68)	$(0.65)
Diluted	$(0.32)	$(0.21)	$(0.68)	$(0.65)

Weighted average shares outstanding used in calculating net loss per share:
Basic	224,499	198,568	223,400	196,690
Diluted	224,499	198,568	223,400	196,690

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
For the three months ended June 30, 2022
Balance at March 31, 2022	224,329	$224	$2,038,030	$(4,085)	$(1,299,591)	$734,578
Net loss	—	—	—	—	(71,394)	(71,394)
Other comprehensive loss	—	—	—	(1,372)	—	(1,372)
Issuance of common stock in conjunction with equity plans	427	1	847	—	—	848
Stock-based compensation expense	—	—	19,226	—	—	19,226
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886

For the three months ended June 30, 2021
Balance at March 31, 2021	198,340	$198	$1,404,585	$74	$(1,124,304)	$280,553
Net loss	—	—	—	—	(41,001)	(41,001)
Other comprehensive loss	—	—	—	(80)	—	(80)
Issuance of common stock in conjunction with equity plans	577	1	2,967	—	—	2,968
Stock-based compensation expense	—	—	15,805	—	—	15,805
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245

For the six months ended June 30, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(152,893)	(152,893)
Other comprehensive loss	—	—	—	(4,370)	—	(4,370)
Issuance of common stock in conjunction with equity plans	3,778	4	6,436	—	—	6,440
Stock-based compensation expense	—	—	41,722	—	—	41,722
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886

For the six months ended June 30, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(128,436)	(128,436)
Other comprehensive loss	—	—	—	(91)	—	(91)
Issuance of common stock in conjunction with equity plans	6,623	7	25,304	—	—	25,311
Stock-based compensation expense	—	—	25,970	—	—	25,970
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(152,893)	$(128,436)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from Continuation Advances	—	52,000
Depreciation	4,591	3,198
Amortization of intangible assets	456	—
Amortization of right-of-use assets	3,412	1,591
Amortization of debt discount and financing costs	319	226
Stock-based compensation	41,722	25,970
Amortization from investment premium	1,143	1,782
Change in the estimated fair value of contingent consideration	(6,501)	—
Loss on disposition of equipment	77	—
Changes in assets and liabilities
Accounts receivable	(2,817)	(3,099)
Inventory	(13,166)	(5,030)
Prepaid expenses and other assets	(340)	(307)
Accounts payable	1,331	1,403
Accrued expenses	(11,357)	5,560
Deferred revenue	(2,115)	9,402
Operating lease liabilities	(3,833)	(2,144)
Other liabilities	379	(932)
Net cash used in operating activities	(139,592)	(38,816)
Cash flows from investing activities
Purchase of property and equipment	(7,657)	(1,970)
Purchase of investments	(241,086)	(635,400)
Sales of investments	—	34,557
Maturities of investments	230,515	150,175
Net cash used in investing activities	(18,228)	(452,638)
Cash flows from financing activities
Continuation Advances	—	(52,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	—	895,536
Proceeds from issuance of common stock from equity plans	6,440	25,311
Notes payable principal payoff	(770)	—
Other	—	(246)
Net cash provided by financing activities	5,670	868,601
Net (decrease) increase in cash and cash equivalents and restricted cash	(152,150)	377,147
Cash and cash equivalents and restricted cash at beginning of period	465,817	85,947
Cash and cash equivalents and restricted cash at end of period	$313,667	$463,094
Cash and cash equivalents at end of period	310,445	459,794
Restricted cash at end of period	3,222	3,300
Cash and cash equivalents and restricted cash at end of period	$313,667	$463,094

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the ongoing COVID-19 pandemic on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2022. Actual results could differ materially from these estimates.

Cash, Cash Equivalents, and Investments

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.

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

Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities with high credit ratings. We have established guidelines regarding diversification and maturities of investments with the objectives of maintaining safety and liquidity, while maximizing yield.

Concentration and Other Risks

For the three months ended June 30, 2022, one customer accounted for approximately 11% of total revenue during the period. For the six months ended June 30, 2022, no customers exceeded 10%. For the three and six months ended June 30, 2021, one customer accounted for approximately 17% and 14% of total revenue during the period. No other customers exceeded 10% during those periods.

As of June 30, 2022, 57% of our accounts receivable were from domestic customers, compared to 53% as of December 31, 2021. As of June 30, 2022, one customer represented 11% of our accounts receivable, while no customer represented 10% or greater of our net accounts receivable as of December 31, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

There are no accounting standards updates (“ASUs”) that have been recently adopted.

Significant Accounting Policies

There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, however, as a result of certain changes to the standard contractual terms and conditions with customers implemented during the quarter ended March 31, 2022, we concluded that a change in the application of our accounting policy, in accordance with ASC 606, was appropriate.

Specifically, we modified the standard contractual terms with customers during the first quarter of 2022, to reflect transfer of title and risk of loss and right to invoice upon delivery. We also updated the terms of the warranty provided with the instrument to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized. In addition, because of technical enhancements associated with our more recent instrument releases, including the Sequel IIe systems, installation services are now distinct from the instrument itself. Therefore, instrument revenue is now recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers.

NOTE 2. BUSINESS ACQUISITIONS

Omniome, Inc.

On September 20, 2021, we completed our acquisition of Omniome, Inc. (“Omniome”), a San Diego-based company developing a highly differentiated, proprietary short-read DNA sequencing platform capable of delivering high accuracy.

In connection with the acquisition, contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of a nucleotide sequencing platform, comprising both an instrument and related consumables, that utilizes SBB technology. The number of shares of stock to be issued will be determined using the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that is two days immediately prior to the achievement of the milestone. Of the $100 million in shares of our common stock to be issued as part of the milestone, $4.1 million was attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction. Upon achievement of the milestone, shares will be issued not in excess of an amount equal to 19.9% of our outstanding shares of common stock on the date of closing (prior to the issuance of any shares issued in connection with the transaction or the related private placement), less 11,500,000 shares.

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

NOTE 3. INVITAE COLLABORATION

On June 24, 2022, we entered into an Amended and Restated Development and Commercialization Agreement (the “Amended and Restated Agreement”) with Invitae Corporation (“Invitae”). The Amended and Restated Agreement amended and restated the existing Development and Commercialization Agreement, effective as of January 12, 2021, as amended by Amendment No. 1 to Development and Commercialization Agreement, entered into on June 3, 2021, by and between us and Invitae (together, the “Original Agreement”). Unless otherwise agreed in writing or terminated in accordance with the Amended and Restated Agreement, the term of the Amended and Restated Agreement shall continue until June 30, 2028 (“Term”).

Pursuant to the Original Agreement, Invitae provided certain funding to us to develop products relating to production-scale high-throughput sequencing (“Program Products”). If Program Products were to become commercially available, Invitae had the right to purchase the Program Products at preferred pricing.

Under the Amended and Restated Agreement, we will continue to receive feedback, input and insight from Invitae in connection with the intended development of our new sequencing systems; however, such feedback will not be contractually required, and Invitae has no contractual right to participate in decisions regarding the development program for such new sequencing systems. Our development plans for such new sequencing systems will be at our discretion and pursuant to our own internal processes and programs. Invitae will not be contractually obligated to reimburse us for development costs under the Amended and Restated Agreement. There can be no assurances that the in-development sequencing systems will continue to be developed, be successfully developed or become available for commercial sale.

In consideration of the non-refundable payments received from Invitae pursuant to the Original Agreement of $23.5 million, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of certain currently available and in-development sequencing systems (instruments and consumables). The credits will expire on June 30, 2025 (“Credit Expiration Date”). Subject to certain conditions, Invitae will also be entitled to most favored pricing for the Company’s Sequel IIe systems and certain in-development systems through the Term.

We and Invitae may terminate the Amended and Restated Agreement if the other party remains in material breach of the Amended and Restated Agreement following a cure period to remedy the material breach.

The Amended and Restated Agreement is deemed a contract modification and accounted for on a prospective basis in accordance with ASC Topic 606. We will recognize proportionate amounts of the transaction price, including payments made by Invitae to us pursuant to the Original Agreement, in revenue as the remaining performance obligations are satisfied, which is when Invitae places purchase orders for certain currently available and in-development sequencing platforms and the associated goods are delivered. Any remaining unused credits will be recognized when they expire.

During the three months ended June 30, 2022, Invitae purchased certain currently available instruments, for which $3.7 million of revenue was recognized as Product Revenue on the Condensed Consolidated Statements of Operations and Comprehensive Loss under the terms of the Amended and Restated Agreement.

As of December 31, 2021, we have recognized payments received from Invitae of $23.5 million in deferred revenue, non-current, on the Consolidated Balance Sheet. As of June 30, 2022, $21.4 million of deferred revenue, current, is recorded on the Condensed Consolidated Balance Sheet relating to all future performance obligations under the Amended and Restated Agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of June 30, 2022 and December 31, 2021 respectively:

	June 30, 2022				December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	102,612	207,833	—	310,445	327,315	133,410	—	460,725
Investments:
Commercial paper	—	120,495	—	120,495	—	187,632	—	187,632
Corporate debt securities	—	46,810	—	46,810	—	8,968	—	8,968
U.S. government & agency securities	—	421,401	—	421,401	—	387,075	—	387,075
Total investments	—	588,706	—	588,706	—	583,675	—	583,675

Short-term restricted cash	300	—	—	300	500	—	—	500
Long-term restricted cash	2,922	—	—	2,922	4,592	—	—	4,592
Total assets measured at fair value	$105,834	$796,539	$—	$902,373	$332,407	$717,085	$—	$1,049,492

Liabilities
Contingent consideration	$—	$—	$163,216	$163,216	$—	$—	$169,717	$169,717
Total liabilities measured at fair value	$—	$—	$163,216	$163,216	$—	$—	$169,717	$169,717

We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.

We estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from December 31, 2022 to June 30, 2025. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which range from 10.0% to 10.2%. An increase in the discount rates used can also result in the decrease in the fair value of liability, which was the primary factor in the $6.5 million decrease in liability at June 30, 2022. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Changes in the estimated fair value of the contingent consideration liability for the six months ended June 30, 2022 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2021	$169,717
Change in estimated fair value	(6,501)
Ending balance as of June 30, 2022	$163,216

Changes to the fair value are recorded as the Change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

For the six months ended June 30, 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value

Cash and cash equivalents	310,508	8	(71)	310,445
Investments:
Commercial paper	120,899	—	(404)	120,495
Corporate debt securities	47,083	—	(273)	46,810
U.S. government & agency securities	426,118	70	(4,787)	421,401
Total investments	594,100	70	(5,464)	588,706
Total cash, cash equivalents and investments	$904,608	$78	$(5,535)	$899,151

Short-term restricted cash	$300	$—	$—	$300

Long-term restricted cash	$2,922	$—	$—	$2,922

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
(in thousands)	Cost	gains	losses	Value

Cash and cash equivalents	460,731	—	(5)	460,725
Investments:
Commercial paper	187,705	—	(73)	187,632
Corporate debt securities	8,964	9	(5)	8,968
U.S. government & agency securities	388,088	1	(1,014)	387,075
Total investments	584,757	10	(1,092)	583,675
Total cash, cash equivalents and investments	$1,045,488	$10	$(1,097)	$1,044,400

Short-term restricted cash	$500	$—	$—	$500

Long-term restricted cash	$4,592	$—	$—	$4,592

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2022:

(in thousands)	Fair Value
Due in one year or less	$687,193
Due after one year through five years	109,346
Total investments	$796,539

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term Restricted Cash

As of June 30, 2022 and December 31, 2021, the short-term restricted cash balance was $0.3 million and $0.5 million, respectively, which was comprised of security deposits for the credit cards of employees.

Inventory, net

As of June 30, 2022 and December 31, 2021, our inventory, net, consisted of the following components:

	June 30,	December 31,
(in thousands)	2022	2021
Purchased materials	$15,451	$7,993
Work in process	12,808	8,611
Finished goods	7,862	7,995
Inventory	$36,121	$24,599

Long-term Restricted Cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $2.5 million and $3.0 million was recorded in long-term restricted cash related to the O’Brien Lease in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease. Long-term restricted cash related to this facility was $0 and $1.6 million in the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, we had an additional $0.4 million in long-term restricted cash primarily related to a letter of credit established for a facility lease.

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

In addition to IPR&D, we had the following definite-lived intangible assets from business acquisitions (in thousands, except years):

		As of June 30, 2022			As of December 31, 2021
	Estimated	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	15	$11,000	$(672)	$10,328	$11,000	$(306)	$10,694
Customer relationships	2	360	(165)	195	360	(75)	285
Total		$11,360	$(837)	$10,523	$11,360	$(381)	$10,979

The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows:

(in thousands)
Remainder of 2022	$457
2023	838
2024	733
2025	733
2026	733
2027 and thereafter	7,029
Total	$10,523

We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2022, noting no impairment.

Deferred revenue

As of June 30, 2022, we had a total of $33.9 million of deferred revenue, $32.1 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae as described in Note 3. Invitae Collaboration in Part I, Item 1 of this Quarterly Report on Form 10-Q. The deferred revenue, non-current balance of $1.8 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the six months ended June 30, 2022 includes $9.2 million of previously deferred revenue that was included in deferred revenue as of December 31, 2021. Contract assets as of June 30, 2022 and December 31, 2021 were not material.

As of June 30, 2022, we had a total of $0.6 million of deferred commissions included in prepaid expenses and other current assets which is recognized as sales, general and administrative expense as the related revenue is recognized. Costs to obtain a contract are expensed as incurred if the amortization period would have been a year or less.

Product Warranties

We generally provide a one-year warranty on instruments. In addition, we provide a limited warranty on consumables. At the time revenue is recognized, an accrual is established for estimated warranty costs based on historical experience as well as anticipated product performance. We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. There were no material changes in estimates for the periods presented below.

Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,174	$179	$594	$161
Additions charged to cost of product revenue	912	412	1,865	615
Repairs and replacements	(477)	(320)	(850)	(505)
Balance at end of period	$1,609	$271	$1,609	$271

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

The following table presents the future principal payments on the term loans:

(in thousands)
Remainder of 2022	$838
2023	1,842
2024	490
Total	$3,170

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

As of June 30, 2022 and December 31, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net, in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Principal amount	$900,000	$900,000
Unamortized debt issuance costs	(3,626)	(3,933)
Net carrying amount	$896,374	$896,067

For the three and six months ended June 30, 2022, interest expense for the Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contractual interest expense	$3,375	$3,375	$6,750	$5,063
Amortization of debt issuance costs	154	151	307	227
Total interest expense	$3,529	$3,526	$7,057	$5,290

As of June 30, 2022, the estimated fair value (Level 2) of the Notes was $559.8 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.

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

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision. We filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action based on the CNIPA invalidation decision, and PGI filed a petition to withdraw its complaint. The Wuhan Intermediate People’s court granted PGI’s petition and dismissed the infringement action in May 2022.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2022 and December 31, 2021.

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

On May 25, 2022, stockholders approved an amendment to the 2020 Plan and we reserved an additional 18,000,000 shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.

As of June 30, 2022, we had 19.5 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.

Stock Options

Time-based Stock Options

The following table summarizes stock option activity for time-based awards for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	12,159	$1.16 – 46.37	$11.38
Granted	4,611	4.61 – 16.58	10.65
Exercised	(421)	1.16 – 8.90	4.21
Canceled	(1,050)	2.47 – 46.37	23.98
Outstanding at June 30, 2022	15,299	$1.16 – 46.37	$10.67

Performance-based Stock Options

The following table summarizes stock option activity for performance-based awards for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Stock Options Outstanding
			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	304	$4.71 – 4.90	$4.71
Granted	—	—	—
Exercised	—	—	—
Canceled	(1)	4.71 – 4.90	4.75
Outstanding at June 30, 2022	303	$4.71 – 4.90	$4.71

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $7.0 million and $14.5 million, respectively, related to time-based and performance-based options.

Restricted Stock Units (“RSUs”)

The following table summarizes the time-based RSU activity for the six months ended June 30, 2022 (in thousands, except per share amounts):

		Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2021	7,392	$19.78
Granted	3,948	11.22
Vested	(2,026)	14.90
Forfeited	(922)	21.46
Outstanding at June 30, 2022	8,392	$16.75

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $9.7 million and $21.6 million, respectively, related to restricted stock units.

Employee Stock Purchase Plan (“ESPP”)

Shares issued under our ESPP were 1,316,923 and 983,180 during the six months ended June 30, 2022 and 2021, respectively. In February 2022, an additional 4.0 million shares were reserved under the ESPP. As of June 30, 2022, 10,493,750 shares of our common stock remain available for issuance under our ESPP.

For the three and six months ended June 30, 2022, we recognized stock-based compensation expense of $2.3 million and $5.6 million, respectively, related to our ESPP.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$988	$1,906	$2,746	$2,898
Research and development	7,748	4,310	16,713	7,357
Sales, general and administrative	10,283	9,589	22,263	15,715
Total stock-based compensation expense	$19,019	$15,805	$41,722	$25,970

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

For the three and six months ended June 30, 2022 and 2021, the fair value of employee stock options was estimated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term in years	4.6	4.6	4.6	4.6

Expected volatility	72%	70%	70% - 72%	68% - 70%
Risk-free interest rate	2.77%	0.74%	1.76% - 2.77%	0.50% - 0.74%
Dividend yield	—	—	—	—
Weighted average grant date fair value per share	$3.26	$14.54	$6.05	$18.86

ESPP

We estimate the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. For the three and six months ended June 30, 2022 and 2021, the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term in years	0.5 – 2.0	0.5 - 2.0
Expected volatility	70%	68%
Risk-free interest rate	0.60% – 1.31%	0.07% - 0.13%
Dividend yield	—	—
Weighted average grant date fair value per share	$5.42	$29.26

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

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(71,394)	$(41,001)	$(152,893)	$(128,436)

Denominator:
Basic
Weighted average shares used in computing basic net loss	224,499	198,568	223,400	196,690
Basic net loss per share	$(0.32)	$(0.21)	$(0.68)	$(0.65)
Diluted
Weighted average shares used in computing diluted net loss per share	224,499	198,568	223,400	196,690
Diluted net loss per share	$(0.32)	$(0.21)	$(0.68)	$(0.65)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Shares issuable upon conversion of convertible senior notes	20,690	20,690	20,690	20,690
Options to purchase common stock	15,602	12,335	15,602	12,335
RSUs	8,392	6,820	8,392	6,820
ESPP shares	1,931	2,336	1,931	2,336

These potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. As described in Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q, the contingently issuable shares would be due upon the achievement of a milestone.

NOTE 11. REVENUE

A summary of our revenue by geographic location for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Americas	$21,722	$14,347	$40,804	$26,504
Europe, Middle East and Africa	5,735	6,494	11,435	14,819
Asia-Pacific	8,010	9,769	16,401	18,284
Total	$35,467	$30,610	$68,640	$59,607

A summary of our revenue by category for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Instrument revenue	$15,619	$14,282	$31,169	$29,221
Consumable revenue	14,556	12,251	27,250	22,615
Product revenue	30,175	26,533	58,419	51,836
Service and other revenue	5,292	4,077	10,221	7,771
Total revenue	$35,467	$30,610	$68,640	$59,607

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

Our Management’s Discussion and Analysis (MD&A) is organized into the following sections:

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

As of June 30, 2022, our commercial team was comprised of over 189 employees, including 56 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.

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

We will continue to leverage our commercial organization and make significant improvements in efficiency and usability of our Sequel II/IIe to seek to reach a broader customer base. We believe the commercial investments we have already made and expect to continue to make during the remainder of 2022 will further help drive growth in our business.

To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing technologies. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. To address the oncology markets with a highly differentiated alternative, we are also progressing our short read platform development with a goal of launching our SBB short read sequencing platform in 2023. As a result, we expect our research and development expense to continue increasing during the remainder of 2022 as compared to 2021.

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

Financial Overview

Broader macroeconomic dynamics including rising inflation, global supply chain constraints, volatile capital markets, competition and lockdown restrictions associated with COVID-19 have adversely impacted our customers and lengthened customer sales cycles. Additionally, lock downs in China have led to lower than previously anticipated revenue in the Asia-Pacific region as customers have difficulty accessing labs and lower sample volumes from which to sequence. We expect some headwinds from a strengthening U.S. dollar which impacts our revenue denominated in EUR and GBP but also impacts purchasing power of our customers in Asia as a stronger U.S. dollar makes buying our products more expensive.

Ongoing global supply chain constraints and rising inflation are also increasing our costs; therefore, we expect these costs to impact gross margins and cash flow. Due to the rising costs from global supply chain constraints and rising inflation, we are moderating our hiring with the aim of reducing our operating expenses growth in 2022. We will continue to prioritize investments in our next generation product launches and commercial expansion prioritizing opportunities that will generate a return over the near to mid-term.

The degree of further adverse impacts of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

The spread of COVID-19 has caused us to modify our business practices, including limiting some of our commercial operations and limiting certain employees from working in the office. Starting in April 2022, we invited employees located near our reopened offices to return to the office.

See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Key highlights of the six months ended June 30, 2022 consolidated financial results include the following:

•Revenue increased $9.0 million, or 15%, to $68.6 million for the six months ended June 30, 2022, as compared to $59.6 million for the six months ended June 30, 2021, driven primarily by an increase in consumable and service revenue from the growth of our installed base of Sequel II/IIe instruments since June 30, 2021. Future revenue growth is, in part, dependent on the sales of sequencing instruments, which are a leading indicator of consumables sales. While we expect to sell additional instruments, sales cycles are lengthening due to the global macroeconomic factors mentioned above. We also expect a potential slower ramp in the sales of consumables due to project delays, lower sample volumes and potential further lockdown restrictions, particularly in China.

•Gross profit as a percentage of revenue (gross margin) was 44.2% for the six months ended June 30, 2022, compared to 44.8% for the six months ended June 30, 2021. Gross margin declined due primarily to an increase in our average product costs. Our gross margin in future periods will depend on several factors, including strategic product pricing; product mix; sales of higher-margin consumables; supply chain constraints and inflation increasing costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; and excess or obsolete inventories.

•Loss from operations increased $74.2 million or 104%, to a loss of $145.5 million for the six months ended June 30, 2022, as compared to a loss of $71.3 million for the six months ended June 30, 2021, driven primarily by an increase of $77.8 million in operating expenses, including a $60.5 million increase in research and development expenses, primarily due to the Omniome acquisition and the establishment of an advanced research organization, $23.9 million increase in sales, general and administrative expenses, partially offset by a $6.5 million change in the fair value of contingent consideration. See Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•Cash, cash equivalents and short-term investments were $899.2 million at June 30, 2022, which represents a 13.9% decrease compared to the balance at December 31, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$30,175	$26,533	$3,642	14%
Service and other revenue	5,292	4,077	1,215	30%
Total revenue	35,467	30,610	4,857	16%
Cost of revenue:
Cost of product revenue	15,499	13,222	2,277	17%
Cost of service and other revenue	3,592	3,635	(43)	(1%)
Amortization of intangible assets	183	—	183	100%
Total cost of revenue	19,274	16,857	2,417	14%
Gross profit	16,193	13,753	2,440	18%
Operating expense:
Research and development	50,348	22,266	28,082	126%
Sales, general and administrative	39,252	29,060	10,192	35%
Change in fair value of contingent consideration	(5,438)	—	(5,438)	(100%)
Total operating expense	84,162	51,326	32,836	64%
Operating loss	(67,969)	(37,573)	(30,396)	(81%)
Interest expense	(3,681)	(3,589)	(92)	(3%)
Other income, net	256	161	95	59%
Net loss	$(71,394)	$(41,001)	$(30,393)	(74%)

Revenue

Revenue increased $4.9 million, or 16%, to $35.5 million for the three months ended June 30, 2022, as compared to $30.6 million for the three months ended June 30, 2021, driven primarily by an increase in instrument and consumable revenue.

On January 12, 2021, we entered into the Development and Commercialization Agreement, as amended by Amendment No. 1 to Development and Commercialization Agreement, entered into on June 3, 2021 (together, the “Original Agreement”), by and between us and Invitae Corporation (“Invitae”). On June 24, 2022, we entered into an Amended and Restated Development and Commercialization Agreement (the “Amended and Restated Agreement”). In consideration of the non-refundable payments received from Invitae pursuant to the Original Agreement of $23.5 million, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of certain currently available and in-development sequencing systems (instruments and consumables). During the three months ended June 30, 2022, Invitae purchased certain currently available instruments, for which $3.7 million of revenue was recognized as Product Revenue on the Condensed Consolidated Statements of Operations and Comprehensive Loss under the terms of the Amended and Restated Agreement.

Instrument revenue increased $1.3 million, or 9%, to $15.6 million for the three months ended June 30, 2022, as compared to $14.3 million for the three months ended June 30, 2021, primarily due to a higher average selling price of instruments slightly offset by fewer instruments sold. At June 30, 2022, our installed base was 460 Sequel II and Sequel IIe systems compared to the 282 systems at June 30, 2021. We expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2022, reflecting our increased commercial presence and customer demand.

Consumables revenue increased $2.4 million, or 19%, to $14.6 million for the three months ended June 30, 2022, as compared to $12.2 million for the three months ended June 30, 2021. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales from growth of the installed base.

Service and other revenue increased $1.2 million, or 30%, to $5.3 million for the three months ended June 30, 2022, as compared to $4.1 million for the three months ended June 30, 2021, primarily due to service contracts sold on the growing installed base.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased by $2.3 million, or 17%, to $15.5 million for the three months ended June 30, 2022, compared to $13.2 million for the three months ended June 30, 2021. The increase in cost of product revenue was primarily due to higher manufacturing costs due to increased consumables sales and higher instrument warranty costs.

Gross profit increased $2.4 million, or 18%, to $16.2 million for the three months ended June 30, 2022, compared to $13.8 million for the three months ended June 30, 2021. Gross margin was 45.7% for the three months ended June 30, 2022, compared to gross margin of 44.9% for the three months ended June 30, 2021. The increase in gross margin percentage was partially driven by a multi-instrument order at higher average selling prices, as well as greater consumable and service revenue volume.

The global shortage of semiconductors and rising inflation continues to be a challenge in our supply chain and resulted in cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Research and Development Expense

Research and development expense increased by $28.1 million, or 126%, to $50.3 million for the three months ended June 30, 2022, compared to the $22.3 million for three months ended June 30, 2021. The increase was primarily driven by increased personnel expenses of $9.0 million due to an increase in headcount, including the acquired workforce from the Omniome acquisition, and an increase of $11.3 million of product development costs and other related costs, which also included incremental expenses related to the acquisition of Omniome. In addition, facilities and information technology related expenses increased by $3.5 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to expenses related to our continuing operational expansion. Research and development expense included stock-based compensation expense of $7.7 million and $4.3 million during the three months ended June 30, 2022 and 2021, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows and applications leveraging our core technologies.

We expect research and development expenses to continue increasing during the remainder of 2022, when compared to 2021, due to continued product development, a full year of expenses associated with the acquisition of Omniome and our intent to continue to hire additional personnel in research and development. We have collaborated and expect to continue to collaborate with strategic partners to develop sequencing solutions and expand the application of our technology.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $10.2 million, or 35%, to $39.3 million for the three months ended June 30, 2022, compared to $29.1 million for the three months ended June 30, 2021. The increase was primarily driven by a $2.6 million increase in personnel expenses, which included expenses for quota-carrying sales representatives, $2.0 million in travel expenses, $1.7 million increase in marketing expenses related to conferences and seminars and $1.6 million increase in consulting and professional fees. Sales, general and administrative expense included stock-based compensation expense of $10.3 million and $9.6 million during the three months ended June 30, 2022 and 2021, respectively.

Sales, general and administrative expense is planned to increase in 2022, when compared to 2021, as we incur a full year of expenses associated with the acquisition of Omniome and our prior year headcount growth.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $5.4 million during the three months ended June 30, 2022, represents the remeasurement impact of the contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The decrease in contingent consideration liability was primarily due to the increase in discount rates.

Interest Expense

Interest expense for the three months ended June 30, 2022, was $3.7 million compared to $3.6 million for the three months ended June 30, 2021 which was primarily comprised of interest on the Convertible Senior Notes.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$58,419	$51,836	$6,583	13%
Service and other revenue	10,221	7,771	2,450	32%
Total revenue	68,640	59,607	9,033	15%
Cost of revenue:
Cost of product revenue	30,319	25,919	4,400	17%
Cost of service and other revenue	7,607	6,958	649	9%
Amortization of intangible assets	366	—	366	100%
Total cost of revenue	38,292	32,877	5,415	16%
Gross profit	30,348	26,730	3,618	14%
Operating expense:
Research and development	103,285	42,815	60,470	141%
Sales, general and administrative	79,056	55,198	23,858	43%
Change in fair value of contingent consideration	(6,501)	—	(6,501)	(100%)
Total operating expense	175,840	98,013	77,827	79%
Operating loss	(145,492)	(71,283)	(74,209)	(104%)
Loss from continuation advances from Illumina	-	(52,000)	52,000	100%
Interest expense	(7,378)	(5,378)	(2,000)	(37%)
Other (expense) income, net	(23)	225	(248)	(110%)
Net loss	$(152,893)	$(128,436)	$(24,457)	(19%)

Revenue

Revenue increased $9.0 million, or 15%, to $68.6 million for the six months ended June 30, 2022, as compared to $59.6 million for the six months ended June 30, 2021, driven primarily by an increase in consumable and service revenue from the growth in the installed base of Sequel II/IIe instruments.

In consideration of the non-refundable payments received from Invitae pursuant to the Original Agreement of $23.5 million, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of certain currently available and in-development sequencing systems (instruments and consumables). During the six months ended June 30, 2022, Invitae purchased certain currently available instruments, for which $3.7 million of revenue was recognized as Product Revenue on the Condensed Consolidated Statements of Operations and Comprehensive Loss under the terms of the Amended and Restated Agreement.

Instrument revenue increased $1.9 million, or 7%, to $31.2 million for the six months ended June 30, 2022, as compared to $29.2 million for the six months ended June 30, 2021, primarily due to an increase in instruments sold. At June 30, 2022, our installed base was 460 Sequel II and Sequel IIe systems compared to the 282 systems at June 30, 2021. We expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2022, reflecting our increased commercial presence and customer demand.

Consumables revenue increased $4.6 million, or 20%, to $27.3 million for the six months ended June 30, 2022, as compared to $22.6 million for the six months ended June 30, 2021. The increase in consumable sales was primarily attributable to higher Sequel II/IIe consumables sales from growth of the installed base.

Service and other revenue increased $2.5 million, or 32%, to $10.2 million for the six months ended June 30, 2022, as compared to $7.8 million for the six months ended June 30, 2021, primarily due to service contracts sold on the growing installed base.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased by $4.4 million, or 17%, to $30.3 million for the six months ended June 30, 2022, compared to $25.9 million for the six months ended June 30, 2021. The increase in cost of product revenue was primarily due to the increase in instrument sales and higher average product costs.

Cost of service and other revenue increased by $0.6 million, or 9%, to $7.6 million for the six months ended June 30, 2022, compared to $7.0 million for the six months ended June 30, 2021, primarily due to higher service volumes from our growing installed base.

Gross profit increased $3.6 million, or 14%, to $30.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Gross margin was 44.2% for the six months ended June 30, 2022, compared to gross margin of 44.8% for the six months ended June 30, 2021. The slight decrease in gross margin percentage was primarily due to increased product costs during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

The global shortage of semiconductors continues to be a challenge for us in our supply chain and resulted in cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Additionally, in response to the surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Research and Development Expense

Research and development expense increased by $60.5 million, or 141%, to $103.3 million for the six months ended June 30, 2022, compared to $42.8 million for the six months ended June 30, 2021. This change was primarily driven by a $19.4 million increase in personnel expenses due to an increase in headcount, including the acquired workforce from the Omniome acquisition, and an increase of $23.2 million of product development costs and other related costs. In addition, facilities and information technology related expenses increased $7.0 million to support our operational expansion during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Research and development expense included stock-based compensation expense of $16.7 million and $7.4 million during the six months ended June 30, 2022 and 2021, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows and applications leveraging our core technologies.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $23.9 million, or 43%, to $79.1 million for the six months ended June 30, 2022, compared to $55.2 million for the six months ended June 30, 2021. This increase was primarily driven by $4.6 million increase in personnel expenses due to an increase in headcount, $4.0 million increase in consulting and professional fees, $2.6 million increase in travel expenses, $2.2 million increase in marketing expenses related to conferences and seminars. Sales, general and administrative expense included stock-based compensation expense of $22.3 million and $15.7 million during the six months ended June 30, 2022 and 2021, respectively.

Sales, general and administrative expense is planned to increase in 2022, when compared to 2021, as we incur a full year of expenses associated with the acquisition of Omniome and our prior year headcount growth.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $6.5 million during the six months ended June 30, 2022, represents the remeasurement impact of the contingent consideration of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The decrease in contingent consideration liability was primarily due to the increase in discount rates.

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

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the six months ended June 30, 2021.

Interest Expense

Interest expense for the six months ended June 30, 2022 was $7.4 million compared to $5.4 million for the six months ended June 30, 2021. The increase was primarily due to the six months of interest incurred on the $900 million of 1.50% Convertible Senior Notes due February 15, 2028 that we issued on February 16, 2021 during the six months ended June 30, 2022 compared to only four months of interest during the six months ended June 30, 2021.

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

As of June 30, 2022, we had cash, cash equivalents and investments of $899.2 million compared to $1.04 billion as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash used in operating activities	$(139,592)	$(38,816)
Cash used in investing activities	(18,228)	(452,638)
Cash provided by financing activities	5,670	868,601
Net (decrease) increase in cash, cash equivalents and restricted cash	$(152,150)	$377,147

Operating Activities

Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.

We used $139.6 million of cash in operating activities for the six months ended June 30, 2022, compared to cash used in operating activities of $38.8 million for the six months ended June 30, 2021.

Cash used in operating activities for the six months ended June 30, 2022, of $139.6 million was due primarily to a $152.9 million net loss that included non-cash items such as stock-based compensation of $41.7 million, depreciation expense of $4.6 million, amortization of right-of-use assets of $3.4 million, amortization of investment premium of $1.1 million, partially offset by a $6.5 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $31.9 million in net changes to operating assets and liabilities. The change in net operating assets and liabilities was primarily attributable to a $13.2 million increase in inventory, a $11.4 million decrease in accrued expenses, a $3.8 million decrease in operating lease liabilities, a $2.8 million increase in accounts receivable, a $2.1 million decrease in deferred revenue, partially offset by a $1.3 million increase in accounts payable.

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

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. Cash used in investing activities for the six months ended June 30, 2022, was due to $241.1 million in purchases of investments offset by $230.5 million in maturities of investments, and $7.7 million in purchases of property and equipment.

Cash used in investing activities for the six months ended June 30, 2021 was due primarily to net purchases of investments of $450.7 million and purchases of property and equipment of $2.0 million.

Financing Activities

Cash provided by financing activities was $5.7 million and $868.6 million for the six months ended June 30, 2022 and 2021, respectively. Cash provided by financing activities during the six months ended June 30, 2022 primarily resulted from proceeds of $6.4 million from the issuance of common stock through our equity compensation plans.

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

There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021; however, as a result of certain changes to the standard contractual terms and conditions with customers implemented during the quarter ended March 31, 2022, we concluded that a change in the application of our accounting policy, in accordance with ASC 606, was appropriate.

Specifically, we modified the standard contractual terms with customers during the first quarter of 2022, to reflect transfer of title and risk of loss and right to invoice upon delivery. We also updated the terms of the warranty provided with the instrument to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized. In addition, because of technical enhancements associated with our more recent instrument releases, including the Sequel IIe systems, installation services are now distinct from the instrument itself. Therefore, instrument revenue is now recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers.

Recent Accounting Pronouncements

Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of the Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2022.

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

During the six months ended June 30, 2022, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of June 30, 2022 was $796.5 million.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2022 would have affected the fair value of our investment portfolio by approximately $4.0 million.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

•Our business, financial condition and results of operations could be adversely affected by political and economic tensions between the United States and other countries, including China and Russia;

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

Our manufacturing partners and suppliers have been and could continue to be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region where immunization rates in certain communities may be low, the Omicron variant of COVID-19, as well as any future variants that evolve, could impact workforce availability at those locations and disrupt supply. For example, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors.

The COVID-19 pandemic has caused us to modify our business practices, including limiting certain of our commercial operations and limiting certain employees from working in the office. Starting in April 2022, we invited employees located near those reopened offices to return to the office. The reopening of our U.S. offices has created and may continue to create additional risks and operational challenges and may require us to make additional investments in the design, implementation and enforcement of new workplace health and safety protocols. Even if we follow what we believe to be best practices, our efforts to reopen our offices safely may not be successful and could expose our employees, partners and customers to health risks, and us to associated liability. Furthermore, additional and/or extended governmental restrictions, new regulations or other changing conditions could cause us to temporarily close certain office locations again. We have offered, and may plan to continue to offer, a significant percentage of our employees flexibility in the amount of time they work in an office, which could adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our strategy and may present operational, cybersecurity and workplace culture challenges that may adversely affect our business.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, a reduction in or the lapsing of COVID-19-related governmental stimulus measures, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products and, consequently, related maintenance and support services. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, the risk of waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, as well as actions taken by governments, businesses and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments, and, in April 2019 we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. At June 30, 2022, our installed based was 460 Sequel II and Sequel IIe systems compared to the 282 systems as of June 30, 2021, and we expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2022.

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

In addition, inflationary pressure, including as a result of supply shortages, has adversely impacted and could continue to adversely impact our financial results, and our operating costs may increase. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing.

Any or all of the foregoing may have a material adverse effect on our business, operations, financial condition, and prospects.

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell 8M and the Sequel II/IIe Systems, in addition to SBB products currently under development. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. For example, in January 2021, we entered into the Development Agreement, a multi-year collaboration with Invitae to begin development of a production-scale high-throughput sequencing platform, which was amended and restated on June 24, 2022 (the “Amended and Restated Agreement”). While we anticipate that in connection with the Amended and Restated Agreement, we will continue to receive feedback, input and insight from Invitae in connection with our intended development of new high-throughput sequencing systems, such feedback will not be contractually required and Invitae has no contractual right to participate in decisions regarding the development program for such new sequencing systems. Invitae will not be contractually obligated to reimburse us for development costs under the Amended and Restated Agreement. In consideration of non-refundable Development Costs (as defined in the Development Agreement) paid by Invitae to us pursuant to the Development Agreement, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of currently available and in-development sequencing systems (instruments and consumables). In addition, subject to certain conditions, Invitae will be entitled to most favored pricing for our Sequel IIe systems and certain in-development systems. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition and prospects.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems, and the development of our proposed SBB short read sequencing platform, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell 8M and Sequel II/IIe Systems, our proposed SBB short read sequencing platform, and any future products that may be developed for medical and clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell 8M and Sequel II/IIe System, and any future long-read and short-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.

Significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who retired on December 31, 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chief Operating Officer Mark Van Oene was appointed effective January 8, 2021. Jeff Eidel has been appointed Chief Commercial Officer, effective August 16, 2022, succeeding Peter Fromen who resigned effective May 20, 2022. Also, our Vice President and Chief Accounting Officer Michele Farmer was appointed effective May 17, 2021, and our Chair of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate can be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition has become exacerbated by the increase in employee resignations in 2021 reported by employers nationwide and continued high rates of employee turnover continuing into 2022. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

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

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M and Sequel II/IIe Systems and products related to our recent Circulomics and Omniome acquisitions. If we are unable to develop SBB technology and sell acquired technology products, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

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

Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents and instruments. We cannot assure you that product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or that product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to source these product components from sole-source third-party manufacturing and supply collaborators for any reason, including in connection with acts of terrorism, hostilities, military conflict and acts of war, including between China and Taiwan, or secure a sufficient supply of these product components on a timely basis, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.

The operations of our third-party manufacturing partners and suppliers have been and could continue to be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, in response to a surge in COVID-19 infections in the first half of 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the ongoing escalation of the situation in Ukraine, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents may reach the end of their life cycles or become obsoleted by our suppliers, and we would have to procure alternative sources for these end-of-life products. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced, supply issues or business disruptions are resolved and/or other sources can be developed.

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

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, particularly if high rates of inflation continue, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if we experience increased cases of COVID-19 among our employees, or if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability due to COVID-19. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina, BGI Genomics, Thermo Fisher Scientific, Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Roche, and Qiagen. Companies that may enter the market may include Ultima Genomics, Element Biosciences and Singular Genomics. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.

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

Tariffs and or other trade barriers were previously imposed between the U.S. and China, the scope and duration of which, remain uncertain. Beginning in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. These tariffs have and could continue to raise our costs. China also has imposed tariffs on imports into China from the United States. Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies.  This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. The Biden Administration has continued to provide updated lists of emerging technologies subject to national security consents, and it continues to include biotechnologies including “[g]enome and protein engineering including design tools” and “[b]iomanufacturing and bioprocessing technologies.” Therefore, it is possible that our ability to export our products to China may be restricted in the future. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

In addition, our consumable chips are partly manufactured by a company based in Taiwan. Our supply of consumables chips and other critical components may be materially and adversely affected by diplomatic, geopolitical and other developments affecting the relationship between China and Taiwan. Accordingly, there is a risk that current political tensions between China and Taiwan may lead to circumstances that negatively affect the availability of such consumable chips and other critical components to us, which could limit or prohibit our ability to manufacture consumable chips and other critical components or lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, which could materially and adversely impact our business, operations, prospects, financial condition and results, and results of operations.

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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs even if we attain profitability. Furthermore, the changes to deductions, credits and expense recognition resulting from the Tax Cuts and Jobs Act of 2018 have materially impacted the value of our deferred tax assets and liabilities, and could adversely affect our future taxable income and effective tax rate.

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

In addition to patents, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements, and by entering into confidentiality agreements with our third-party development, manufacturing, sales and distribution partners, who may also acquire, develop and/or commercialize alternative or competing products or provide services to our competitors. For example, Roche had certain access to our trade secrets and other proprietary information pursuant to an agreement we had entered into with Roche, subject to the confidentiality provisions thereof (certain of which provisions survive the termination of the agreement); however, Roche is developing potentially competing sequencing products. There can be no assurance that our measures have provided or will provide adequate protection for our intellectual property and proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and other proprietary information may be disclosed to others, or others may gain access to or disclose our trade secrets and other proprietary information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Additionally, others may independently develop proprietary information and techniques that are substantially equivalent to ours. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters in the United States with Personal Genomics of Taiwan, Inc.(“PGI”), and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have in the past received adverse rulings against us with respect to our complaint with the United States International Trade Commission for one of these proceedings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and they and others may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us or our products that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

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

We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increases the risks surrounding governmental regulations relating to our business. The failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to continue to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.

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

The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. However, in 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. The draft guidance documents provide the anticipated details through which the FDA would propose to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostic tests currently on the market. In 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and manufacturers of products used for LDTs, but would seek further public discussion on an appropriate oversight approach, and give Congress an opportunity to develop a legislative solution. More recently, the FDA has issued warning letters to certain genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns.

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

Additionally, in 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. These circumstances may include written or verbal sales and marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications.

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

Further, if we decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States or if a foreign regulatory authority determines that our products are regulated as medical devices, we would be subject to extensive medical device laws and regulations outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which became effective May 26, 2017, with application dates of May 26, 2021 (postponed from 2020) and May 26, 2022, respectively. This will increase the difficulty of regulatory approvals in Europe in the future. In addition, the FDA regulates exports of medical devices. The number and scope of these requirements are increasing. Unlike many of the other companies offering nucleic acid sequencing equipment or consumables, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Additionally, China also has imposed tariffs on imports into China from the United States. These tariffs have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Further tariffs may be imposed that could cover imports of components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition and results of operations. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”) and ongoing geopolitical tensions related to the ongoing escalation of the situation in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;

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

Our products may be used to provide genetic information about humans, agricultural crops and other living organisms. The information obtained from our products could be used in a variety of applications which may have underlying ethical, legal, privacy, data protection and social concerns, including the genetic engineering or modification of agricultural products or testing for genetic predisposition for certain medical conditions. Governmental authorities could, for safety, social or other purposes, call for limits on or regulation of the use of genetic testing, and may consider or adopt such regulations or other restrictions. Such concerns or governmental restrictions could limit the use of our products or be costly and burdensome to comply with, and actual or perceived violations of any such restrictions may lead to the imposition of substantial fines and penalties, remediation costs, claims and litigation, regulatory investigations and proceedings, and other liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

•operating results below the expectations of securities analysts or investors; and

•general economic and market conditions, which could be impacted by various events including COVID-19 or interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including a further escalation of the situation in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.

If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations, which have been exacerbated by the COVID-19 pandemic, and current macroeconomic trends and geopolitical events, and have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

On September 20, 2021, in connection with the closing of the Omniome Merger, we completed a Private Placement for the sale of an aggregate of 11,214,953 shares of our common stock, at a price of $26.75 per share, for aggregate gross proceeds of approximately $300 million (the “Private Placement”), and registered the Private Placement shares for resale on a registration statement on Form S-3. The Private Placement Investors may sell any or all of their shares pursuant to the registration statement from time to time.

Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we issue in connection with our future fundraising efforts. Also, SB Northstar LP, a subsidiary of SoftBank Group Corp., purchased $900 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028, convertible at the option of the holders at any time into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of $43.50 per share). In addition, the Private Placement included the sale of approximately $60 million of our common stock to SB Northstar LP. As a result, these current and future stockholders may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the ongoing COVID-19 pandemic as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the situation in Ukraine and the related response, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Moreover, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenue from international customers may be negatively impacted as increases in the U.S. dollar relative to our international customers’ local currencies could make our products more expensive, impacting our ability to compete or as a result of financial or other instability in such locations which could result in decreased sales of our products. Our costs of materials from international suppliers may also increase as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. Such actions may materially and adversely impact our financial condition and results of operations.

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

Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cyberattacks to which we could be vulnerable by state-sponsored actors or others in connection with the escalation of the situation in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

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

We are in the process of evaluating compliance needs, but do not currently have in place formal policies and procedures related to the storage, collection and processing of information, and have not conducted any internal or external data privacy audits, to ensure our compliance with all applicable data protection laws and regulations. Additionally, we do not currently have policies and procedures in place for assessing our third-party vendors’ compliance with applicable data protection laws and regulations. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1†	Amended and Restated Development and Commercialization Agreement by and between the Registrant and Invitae Corporation dated June 24, 2022			Filed herewith
10.2+	Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.1	May 26, 2022
10.3+	Form of Global Stock Option Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.2	May 26, 2022
10.4+	Form of Global Restricted Stock Unit Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.3	May 26, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith

†Confidential portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because they are private, confidential and not material, and will be supplementally furnished to the SEC upon request.

+ Indicates management contract or compensatory plan.

*The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: August 5, 2022	By:	/s/ Christian O. Henry
Christian O. Henry
Chief Executive Officer and President (Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Susan G. Kim
Susan G. Kim
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2022	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer (Principal Accounting Officer)