Form 10-Q
period 2022-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2022-11-08
CIK 1299130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares outstanding of the issuer’s common stock as of October 31, 2022: 226,109,275.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$304,433	$460,725
Investments	529,907	583,675
Accounts receivable, net	22,756	24,241
Inventory, net	43,495	24,599
Prepaid expenses and other current assets	13,005	7,394
Short-term restricted cash	300	500
Total current assets	913,896	1,101,134
Property and equipment, net	39,154	32,504
Operating lease right-of-use assets, net	41,533	46,617
Long-term restricted cash	2,922	4,592
Intangible assets, net	410,294	410,979
Goodwill	409,974	409,974
Other long-term assets	1,176	1,170
Total assets	$1,818,949	$2,006,970
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,853	$11,002
Accrued expenses	24,886	36,261
Deferred revenue, current	30,689	10,977
Operating lease liabilities, current	8,612	7,710
Other liabilities, current	4,609	5,759
Total current liabilities	81,649	71,709
Deferred revenue, non-current	1,762	25,049
Contingent consideration liability, non-current	167,496	169,717
Operating lease liabilities, non-current	43,163	49,970
Convertible senior notes, net, non-current	896,529	896,067
Other liabilities, non-current	1,759	3,471
Total liabilities	1,192,358	1,215,983

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 225,916 and 220,978 shares at September 30, 2022 and December 31, 2021, respectively	226	221
Additional paid-in capital	2,080,581	2,009,945
Accumulated other comprehensive loss	(6,260)	(1,087)
Accumulated deficit	(1,447,956)	(1,218,092)
Total stockholders’ equity	626,591	790,987
Total liabilities and stockholders’ equity	$1,818,949	$2,006,970

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue:
Product revenue	$27,509	$30,502	$85,928	$82,338
Service and other revenue	4,802	4,385	15,023	12,156
Total revenue	32,311	34,887	100,951	94,494
Cost of revenue:
Cost of product revenue	15,568	15,530	45,887	41,449
Cost of service and other revenue	3,012	3,870	10,619	10,828
Amortization of intangible assets	184	123	550	123
Total cost of revenue	18,764	19,523	57,056	52,400
Gross profit	13,547	15,364	43,895	42,094
Operating expense:
Research and development	47,092	27,508	150,377	70,323
Sales, general and administrative	36,795	31,606	115,851	86,804
Merger-related expenses	—	30,726	—	30,726
Change in fair value of contingent consideration	4,280	—	(2,221)	—
Total operating expense	88,167	89,840	264,007	187,853
Operating loss	(74,620)	(74,476)	(220,112)	(145,759)
Loss from Continuation Advances	—	—	—	(52,000)
Interest expense	(3,664)	(3,673)	(11,042)	(9,051)
Other income (expense), net	1,313	(133)	1,290	92
Loss before benefit from income taxes	(76,971)	(78,282)	(229,864)	(206,718)
Benefit from income taxes	—	(94,824)	—	(94,824)
Net (loss) income	(76,971)	16,542	(229,864)	(111,894)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(803)	33	(5,173)	(58)
Comprehensive (loss) income	$(77,774)	$16,575	$(235,037)	$(111,952)
Net (loss) income per share:
Basic	$(0.34)	$0.08	$(1.03)	$(0.56)
Diluted	$(0.34)	$0.08	$(1.03)	$(0.56)

Weighted average shares outstanding used in calculating net (loss) income per share:
Basic	225,123	202,194	223,981	198,545
Diluted	225,123	215,127	223,981	198,545

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
For the three months ended September 30, 2022
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886
Net loss	—	—	—	—	(76,971)	(76,971)
Other comprehensive loss	—	—	—	(803)	—	(803)
Issuance of common stock in conjunction with equity plans	1,160	1	3,542	—	—	3,543
Stock-based compensation expense	—	—	18,936	—	—	18,936
Balance at September 30, 2022	225,916	$226	$2,080,581	$(6,260)	$(1,447,956)	$626,591

For the three months ended September 30, 2021
Balance at June 30, 2021	198,917	$199	$1,423,357	$(6)	$(1,165,305)	$258,245
Net income	—	—	—	—	16,542	16,542
Other comprehensive income	—	—	—	33	—	33
Issuance of common stock in conjunction with equity plans	1,503	2	4,809	—	—	4,811
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,875	—	—	237,884
Stock-based compensation expense	—	—	28,447	—	—	28,447
Balance at September 30, 2021	220,547	$221	$1,989,322	$27	$(1,148,763)	$840,807

For the nine months ended September 30, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(229,864)	(229,864)
Other comprehensive loss	—	—	—	(5,173)	—	(5,173)
Issuance of common stock in conjunction with equity plans	4,938	5	9,978	—	—	9,983
Stock-based compensation expense	—	—	60,658	—	—	60,658
Balance at September 30, 2022	225,916	$226	$2,080,581	$(6,260)	$(1,447,956)	$626,591

For the nine months ended September 30, 2021
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(111,894)	(111,894)
Other comprehensive loss	—	—	—	(58)	—	(58)
Issuance of common stock in conjunction with equity plans	8,126	9	30,113	—	—	30,122
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,875	—	—	237,884
Stock-based compensation expense	—	—	54,417	—	—	54,417
Balance at September 30, 2021	220,547	$221	$1,989,322	$27	$(1,148,763)	$840,807

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(229,864)	$(111,894)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from Continuation Advances	—	52,000
Depreciation	6,937	4,943
Amortization of intangible assets	685	154
Amortization of right-of-use assets	5,152	2,403
Amortization of debt discount and financing costs	480	381
Stock-based compensation	60,658	54,417
Amortization of premium and accretion of discount on marketable securities, net	1,069	3,107
Deferred income taxes	—	(94,824)
Change in the estimated fair value of contingent consideration	(2,221)	—
Loss on disposition of equipment	82	—
Changes in assets and liabilities
Accounts receivable	1,485	(6,871)
Inventory	(20,700)	(5,453)
Prepaid expenses and other assets	(5,685)	(1)
Accounts payable	1,511	196
Accrued expenses	(11,054)	10,267
Deferred revenue	(3,575)	17,930
Operating lease liabilities	(5,905)	(3,231)
Other liabilities	(1,700)	(2,996)
Net cash used in operating activities	(202,645)	(79,472)
Cash flows from investing activities
Purchase of property and equipment	(11,846)	(3,089)
Cash paid for purchase of Circulomics, net of cash acquired	—	(28,560)
Cash paid for purchase of Omniome, net of cash acquired	—	(291,233)
Purchase of investments	(307,899)	(857,421)
Sales of investments	—	212,734
Maturities of investments	355,425	223,285
Net cash provided by (used in) investing activities	35,680	(744,284)
Cash flows from financing activities
Continuation Advances	—	(52,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	—	895,536
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	294,846
Proceeds from issuance of common stock from equity plans	9,983	30,121
Notes payable principal payoff	(1,180)	—
Other	—	(246)
Net cash provided by financing activities	8,803	1,168,257
Net (decrease) increase in cash, cash equivalents, and restricted cash	(158,162)	344,501
Cash, cash equivalents, and restricted cash at beginning of period	465,817	85,947
Cash, cash equivalents, and restricted cash at end of period	$307,655	$430,448
Cash and cash equivalents at end of period	304,433	425,388
Restricted cash at end of period	3,222	5,060
Cash, cash equivalents, and restricted cash at end of period	$307,655	$430,448

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in acquisition of Omniome	$—	237,884

See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a life science technology company that designs, develops, and manufactures advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long-read sequencing technology and our emerging short-read Sequencing by Binding (SBB®) technology. Our products address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies and agricultural companies.

References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.

Basis of Presentation and Consolidation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2021 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive (loss) income, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.

The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the current macroeconomic conditions and ongoing COVID-19 pandemic on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2022. Actual results could differ materially from these estimates.

Cash, Cash Equivalents, and Investments

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.

We classify our investments in debt securities as available-for sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive (loss) income in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income (expense), net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income (expense), net.

Our investment portfolio at any point in time contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities with high credit ratings. We have established guidelines regarding diversification and maturities of investments with the objectives of maintaining safety and liquidity, while maximizing yield.

Concentration and Other Risks

For the three and nine months ended September 30, 2022, one customer accounted for approximately 13% and 11% of total revenue during the period. For the three and nine months ended September 30, 2021, one customer accounted for approximately 17% and 15% of total revenue during the period. No other customers exceeded 10% during those periods.

As of September 30, 2022, 54% of our accounts receivable were from domestic customers, compared to 53% as of December 31, 2021. As of September 30, 2022, one customer represented 10% of our accounts receivable, while no customer represented 10% or greater of our net accounts receivable as of December 31, 2021.

Recent Accounting Pronouncements

There are no accounting standards updates (“ASUs”) that have been recently adopted.

Significant Accounting Policies

There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021; however, as a result of certain changes to the standard contractual terms and conditions with customers implemented during the quarter ended March 31, 2022, we concluded that a change in the application of our accounting policy, in accordance with ASC 606, was appropriate.

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

NOTE 2. BUSINESS ACQUISITIONS

Omniome, Inc.

On September 20, 2021, we completed our acquisition of Omniome, Inc. (“Omniome”), a San Diego-based company, to obtain their proprietary short-read DNA sequencing platform capable of delivering high accuracy (the “Omniome acquisition”).

In connection with the Omniome acquisition, all outstanding equity securities of Omniome were cancelled in exchange for approximately $315.7 million in cash, 8,911,580 shares of our common stock with a fair value of $249.4 million and contingent consideration with a fair value of $168.6 million. The fair value of the 8,911,580 common shares issued was determined based on the closing market price of PacBio’s common shares on the acquisition date.

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

The acquisition was accounted for as a business combination and, accordingly, the total fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. As of December 31, 2021, the major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows (in thousands):

Cash and cash equivalents	$15,338
Property and equipment, net	6,123
Operating lease right-of-use assets, net	18,095
In-process research and development ("IPR&D")	400,000
Goodwill	390,665
Other assets	3,203
Deferred income tax liability	(91,814)
Liabilities assumed	(26,821)
Total consideration transferred	$714,789

During the year ended December 31, 2021, we recorded a measurement period adjustment of $1.6 million to decrease goodwill and a corresponding $0.4 million to decrease the deferred tax liability on the Consolidated Balance Sheet, and a $1.2 million decrease to our benefit from income taxes on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The measurement period adjustment was due to new information that became available to us upon the completion of the IRC Section 382 Tax Study, where we identified additional net operating losses that are available to us from acquired assets. Refer to Note 9 – Income Taxes, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

The goodwill recognized was primarily attributable to the assembled workforce and synergies that are expected to occur from the integration of Omniome and is not deductible for income tax purposes.

We incurred costs related to the Omniome acquisition of approximately $11.6 million during the three and nine months ended September 30, 2021, which are included in merger-related costs on the Consolidated Statement of Operations and Comprehensive (Loss) Income. No significant merger-related costs were incurred during the three and nine months ended September 30, 2022.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented as if Omniome had been acquired as of the beginning of 2020, giving effect on a pro forma basis to the purchase accounting adjustments such as $11.6 million of PacBio acquisition-related costs, $18.9 million of stock-based compensation expense related to acceleration of certain Omniome stock options not attributable to pre-combination service, and a $92.2 million one-time income tax benefit from the reduction of our deferred tax asset valuation allowance resulting from the Omniome acquisition, as well as a pro forma adjustment to reflect $16.7 million of Omniome’s acquisition-related costs.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of the combined business had the acquisition actually occurred at the beginning of 2020 or the results of future operations of the combined business.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Pro forma total revenue	$34,887	$94,494
Pro forma net loss	$(54,802)	$(213,715)

Our consolidated financial statements include the results of operations for Omniome beginning September 20, 2021. Revenues of $0 and a net loss of $1.6 million from the acquired Omniome business have been included in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Circulomics, Inc.

On July 20, 2021, we acquired Circulomics Inc. (“Circulomics”), a Maryland-based biotechnology company focused on delivering highly differentiated sample preparation products that enable genomic workflows (the “Circulomics acquisition”).

We paid $29.5 million in cash in exchange for all outstanding shares of common stock of Circulomics. We allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on their respective fair values at the date of the completion of the Circulomics acquisition. The major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows (in thousands):

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

During the three and nine months ended September 30, 2022, Invitae purchased certain currently available instruments, for which $0 and $3.7 million, respectively, of revenue was recognized as Product Revenue on the Condensed Consolidated Statements of Operations and Comprehensive Loss under the terms of the Amended and Restated Agreement.

As of December 31, 2021, we have recognized payments received from Invitae of $23.5 million in deferred revenue, non-current, on the Consolidated Balance Sheet. As of September 30, 2022, $21.4 million of deferred revenue, current, is recorded on the Condensed Consolidated Balance Sheet relating to all future performance obligations under the Amended and Restated Agreement.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of September 30, 2022 and December 31, 2021 respectively (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$63,154	$241,279	$—	$304,433	$327,315	$133,410	$—	$460,725
Investments:
Commercial paper	—	57,408	—	57,408	—	187,632	—	187,632
Corporate debt securities	—	49,478	—	49,478	—	8,968	—	8,968
U.S. government & agency securities	—	423,021	—	423,021	—	387,075	—	387,075
Total investments	—	529,907	—	529,907	—	583,675	—	583,675

Short-term restricted cash	300	—	—	300	500	—	—	500
Long-term restricted cash	2,922	—	—	2,922	4,592	—	—	4,592
Total assets measured at fair value	$66,376	$771,186	$—	$837,562	$332,407	$717,085	$—	$1,049,492

Liabilities
Contingent consideration	$—	$—	$167,496	$167,496	$—	$—	$169,717	$169,717
Total liabilities measured at fair value	$—	$—	$167,496	$167,496	$—	$—	$169,717	$169,717

We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.

We estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from December 31, 2022 to June 30, 2025. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which range from 10.5% to 10.9%. An increase in the discount rates used can also result in the decrease in the fair value of liability, which was the primary factor for the $2.2 million decrease in liability at September 30, 2022. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Changes in the estimated fair value of the contingent consideration liability for the nine months ended September 30, 2022 were as follows (in thousands):

Level 3
Beginning balance as of December 31, 2021	$169,717
Change in estimated fair value	(2,221)
Ending balance as of September 30, 2022	$167,496

Changes to the fair value are recorded as Change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

For the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments (in thousands):

	As of September 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Cash and cash equivalents	304,480	—	(47)	304,433
Investments:
Commercial paper	57,713	—	(305)	57,408
Corporate debt securities	50,098	2	(622)	49,478
U.S. government & agency securities	428,309	—	(5,288)	423,021
Total investments	536,120	2	(6,215)	529,907
Total cash, cash equivalents and investments	$840,600	$2	$(6,262)	$834,340

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922

	As of December 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	Value

Cash and cash equivalents	460,731	—	(5)	460,725
Investments:
Commercial paper	187,705	—	(73)	187,632
Corporate debt securities	8,964	9	(5)	8,968
U.S. government & agency securities	388,088	1	(1,014)	387,075
Total investments	584,757	10	(1,092)	583,675
Total cash, cash equivalents and investments	$1,045,488	$10	$(1,097)	$1,044,400

Short-term restricted cash	$500	$—	$—	$500
Long-term restricted cash	$4,592	$—	$—	$4,592

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2022 (in thousands):

Fair Value
Due in one year or less	$670,316
Due after one year through five years	100,870
Total investments	$771,186

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 6. BALANCE SHEET COMPONENTS

Short-term Restricted Cash

As of September 30, 2022 and December 31, 2021, the short-term restricted cash balance was $0.3 million and $0.5 million, respectively, which was comprised of security deposits for the credit cards of employees.

Inventory, net

As of September 30, 2022 and December 31, 2021, our inventory, net, consisted of the following components (in thousands):

	September 30,	December 31,
	2022	2021
Purchased materials	$19,973	$7,993
Work in process	13,458	8,611
Finished goods	10,064	7,995
Inventory	$43,495	$24,599

Long-term Restricted Cash

For our facility located at 1305 O’Brien Drive, Menlo Park, California (the “O’Brien Lease”), we were required to establish a letter of credit for the benefit of the landlord and to submit $4.5 million as a deposit for the letter of credit in October 2015. Subsequently, pursuant to the terms of the O’Brien Lease, beginning on May 1, 2019, the amount of the letter of credit was reduced by $0.5 million each year thereafter on May 1. As such, $2.5 million and $3.0 million was recorded in long-term restricted cash related to the O’Brien Lease in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. In connection with the acquisition of Omniome in September 2021, we acquired $1.6 million of long-term restricted cash related to a letter of credit established for a facility lease. Long-term restricted cash related to this facility was $0 and $1.6 million in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, we had an additional $0.4 million in long-term restricted cash primarily related to a letter of credit established for a facility lease.

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

In addition to IPR&D, definite-lived intangible assets from business acquisitions included the following (in thousands, except years):

		As of September 30, 2022			As of December 31, 2021
	Estimated	Gross		Net	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed technology	15	$11,000	$(856)	$10,144	$11,000	$(306)	$10,694
Customer relationships	2	360	(210)	150	360	(75)	285
Total		$11,360	$(1,066)	$10,294	$11,360	$(381)	$10,979

The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows (in thousands):

Remainder of 2022	$228
2023	838
2024	733
2025	733
2026	733
2027 and thereafter	7,029
Total	$10,294

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

Deferred Revenue

As of September 30, 2022, we had a total of $32.5 million of deferred revenue, $30.7 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae as described in Note 3. Invitae Collaboration in Part I, Item 1 of this Quarterly Report on Form 10-Q. The deferred revenue, non-current balance of $1.8 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the nine months ended September 30, 2022 includes $11.5 million of previously deferred revenue that was included in deferred revenue as of December 31, 2021. Contract assets as of September 30, 2022 and December 31, 2021 were not material.

As of September 30, 2022, we had a total of $0.6 million of deferred commissions included in prepaid expenses and other current assets which is recognized as sales, general and administrative expense as the related revenue is recognized. Costs to obtain a contract are expensed as incurred if the amortization period would have been a year or less.

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

Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$1,609	$271	$594	$161
Additions charged to cost of product revenue	779	945	2,644	1,560
Repairs and replacements	(622)	(683)	(1,472)	(1,188)
Balance at end of period	$1,766	$533	$1,766	$533

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

The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2022	$428
2023	1,842
2024	490
Total	$2,760

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

As of September 30, 2022 and December 31, 2021, the net carrying amount of the liability for the Notes is recorded as convertible senior notes, net, in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2022	2021
Principal amount	$900,000	$900,000
Unamortized debt issuance costs	(3,471)	(3,933)
Net carrying amount	$896,529	$896,067

For the three and nine months ended September 30, 2022, interest expense for the Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$3,375	$3,375	$10,125	$8,438
Amortization of debt issuance costs	154	152	462	379
Total interest expense	$3,529	$3,527	$10,587	$8,817

As of September 30, 2022, the estimated fair value (Level 2) of the Notes was $554.4 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.

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

On August 19, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties pending a final written decision on the IPRs. Following the final decision on the IPRs described above, on February 2, 2022, the judge ordered that the PGI District Court matter be reopened. However, in a subsequent order dated September 15, 2022, the judge stayed the PGI District Court matter pending a final decision in the Federal Circuit appeal of the IPRs.

Proceedings in China

On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. On November 23, 2020, we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision. We filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action based on the CNIPA invalidation decision, and PGI filed a petition to withdraw its complaint. The Wuhan Intermediate People’s court granted PGI’s petition and dismissed the infringement action in May 2022.

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

Indemnification

Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2022 and December 31, 2021.

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

As of September 30, 2022, we had 18.7 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.

Stock Options

Time-based Stock Options

The following table summarizes stock option activity for time-based awards for the nine months ended September 30, 2022 (shares in thousands):

			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	12,159	$1.16 – 46.37	$11.38
Granted	5,211	4.61 – 16.58	10.34
Exercised	(650)	1.16 – 8.90	3.33
Canceled	(1,485)	2.47 – 46.37	20.96
Outstanding at September 30, 2022	15,235	$1.16 – 46.37	$10.43

Performance-based Stock Options

The following table summarizes stock option activity for performance-based awards for the nine months ended September 30, 2022 (shares in thousands):

			Weighted
	Number		average
	of shares	Exercise price	exercise price
Outstanding at December 31, 2021	304	$4.71 – 4.90	$4.71
Granted	—	—	—
Exercised	—	—	—
Canceled	(2)	4.71 – 4.90	4.75
Outstanding at September 30, 2022	302	$4.71 – 4.90	$4.71

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $6.4 million and $20.9 million, respectively, related to time-based and performance-based options.

Restricted Stock Units (“RSUs”)

The following table summarizes the time-based RSU activity for the nine months ended September 30, 2022 (shares in thousands):

		Weighted average
	Number	grant date
	of shares	fair value
Outstanding at December 31, 2021	7,392	$19.78
Granted	5,054	10.24
Vested	(2,395)	14.58
Forfeited	(1,381)	19.86
Outstanding at September 30, 2022	8,670	$15.64

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $10.3 million and $31.9 million, respectively, related to restricted stock units.

Employee Stock Purchase Plan (“ESPP”)

Shares issued under our ESPP were 1,878,168 and 1,913,968 during the nine months ended September 30, 2022 and 2021, respectively. In February 2022, an additional 4.0 million shares were reserved under the ESPP. As of September 30, 2022, 9,932,505 shares of our common stock remain available for issuance under our ESPP.

For the three and nine months ended September 30, 2022, we recognized stock-based compensation expense of $2.3 million and $7.9 million, respectively, related to our ESPP.

Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$934	$1,837	$3,680	$4,734
Research and development	7,519	5,162	24,232	12,519
Sales, general and administrative	10,483	9,897	32,746	25,613
Merger-related expenses - stock-settled	—	6,349	—	6,349
Merger-related expenses - milestone	—	5,202	—	5,202
Stock-based compensation	18,936	28,447	60,658	54,417
Merger-related expenses - cash-settled	—	7,373	—	7,373
Total stock-based compensation expense	$18,936	$35,820	$60,658	$61,790

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

For the three and nine months ended September 30, 2022 and 2021, the fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term in years	4.6	2.1 — 4.6	4.6	2.1 — 4.6
Expected volatility	75%	67% — 80%	70% - 76%	67% — 80%
Risk-free interest rate	3.66%	0.05% — 0.71%	0.41% - 3.66%	0.05% — 0.74%
Dividend yield	—	—	—	—
Weighted average grant date fair value per share	$4.94	$5.97	$5.93	$15.63

For the three and nine months ended September 30, 2022 and 2021, the fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term in years	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0	0.5 — 2.0
Expected volatility	97%	67%	70% — 97%	67% — 68%
Risk-free interest rate	3.34% — 3.51%	0.06% — 0.20%	0.60% — 3.51%	0.06% — 0.20%
Dividend yield	—	—	—	—
Weighted average grant date fair value per share	$3.40	$16.73	$4.28	$25.07

NOTE 10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of the convertible senior notes, using the if-converted method, and outstanding stock options, restricted stock units and common stock issuable pursuant to our employee stock purchase plan, or ESPP, using the treasury stock method.

The following table presents the calculation of the basic and diluted net (loss) income per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(76,971)	$16,542	$(229,864)	$(111,894)

Denominator:
Basic
Weighted average shares used in computing basic net (loss) income	225,123	202,194	223,981	198,545
Basic net (loss) income per share	$(0.34)	$0.08	$(1.03)	$(0.56)

Diluted
Weighted average shares used in computing basic net (loss) income per share	225,123	202,194	223,981	198,545
Add: weighted average stock options	—	7,754	—	—
Add: weighted average restricted stock units	—	3,598	—	—
Add: weighted average common stock issuable pursuant to our ESPP	—	1,581	—	—
Weighted average shares used in computing diluted net loss per share	225,123	215,127	223,981	198,545
Diluted net (loss) income per share	$(0.34)	$0.08	$(1.03)	$(0.56)

The following outstanding shares issuable upon conversion of the convertible senior notes, common stock options, restricted stock units (“RSUs”), with time-based vesting and performance-based vesting and ESPP shares expected to be purchased, were excluded from the computation of diluted net (loss) income per share for the three and nine months ended September 30, 2022 and 2021 as the effect would be anti-dilutive or to reduce the net loss per share (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Shares issuable upon conversion of convertible senior notes	20,690	20,690	20,690	20,690
Options to purchase common stock	15,537	2,326	15,537	12,703
RSUs	8,670	2,006	8,670	6,835
ESPP shares	3,880	126	3,880	1,564

As described in Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q, the contingently issuable shares would be due upon the achievement of a milestone. See Note 9. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for detailed information on RSUs with time-based vesting and RSUs with performance-based vesting.

NOTE 11. REVENUE

A summary of our revenue by geographic location for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$16,743	$19,368	$57,547	$45,872
Europe, Middle East and Africa	5,997	6,347	17,432	21,166
Asia-Pacific	9,571	9,172	25,972	27,456
Total	$32,311	$34,887	$100,951	$94,494

A summary of our revenue by category for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Instrument revenue	$11,442	$15,926	$42,611	$45,147
Consumable revenue	16,067	14,576	43,317	37,191
Product revenue	27,509	30,502	85,928	82,338
Service and other revenue	4,802	4,385	15,023	12,156
Total revenue	$32,311	$34,887	$100,951	$94,494

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

•Overview and Outlook

•Results of Operations

•Liquidity and Capital Resources

•Critical Accounting Policies and Estimates

•Recent Accounting Pronouncements

•Off Balance Sheet Arrangements

Overview and Outlook

About PacBio

We are a premier life science technology company that is designing, developing, and manufacturing advanced sequencing solutions to help scientists and clinical researchers resolve genetically complex problems.

Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long-read sequencing and our emerging SBB short-read sequencing technologies. Our products address solutions across a broad set of research applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.

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

As of September 30, 2022, our commercial team was comprised of over 192 employees, including 54 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.

Strategic Objectives

Our 2022 strategic objectives include:

•Execution - leveraging commercial investment to drive continued HiFi, Sequel II/IIe, and new product adoption;

•Progress our product pipeline - continuing the development of our future higher throughput HiFi sequencing platform and differentiated short-read technology; and

•Delight our customers - deepening our customer relationships and expanding customer collaborations across existing and rapidly expanding new applications for our technology.

We will continue to leverage our commercial organization and make significant improvements in efficiency and usability of our products to seek to reach a broader customer base. We believe the commercial investments we have already made and expect to continue to make during the remainder of 2022 will further help drive growth in our business.

To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing technologies. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. In October 2022, we announced RevioTM, our new HiFi long-read sequencing system. We will begin taking orders in the fourth quarter of 2022 with shipments expected to commence in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to our long-read technology and existing third party short-read sequencing products already on the market, we are also progressing development of OnsoTM, our SBB short-read platform, with shipments expected to commence in the first half of 2023.

We continue to believe that with the capabilities of our HiFi chemistry and SMRT technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for the company. We plan to continue to pursue partner collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.

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

Ongoing global supply chain constraints and rising inflation are also increasing our costs; therefore, we expect these costs to impact gross margins and cash flow. Due to the rising costs from global supply chain constraints and rising inflation, we are moderating our hiring with the aim of reducing our operating expenses growth in 2022. We will continue to prioritize investments to develop and commercialize our new products, prioritizing opportunities that will generate a return over the near to mid-term.

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

Key highlights of the nine months ended September 30, 2022 consolidated financial results include the following:

•Revenue increased $6.5 million, or 7%, to $101.0 million for the nine months ended September 30, 2022, as compared to $94.5 million for the nine months ended September 30, 2021, driven primarily by an increase in consumable and service revenue from the growth of our installed base of Sequel II/IIe instruments. Future revenue growth is, in part, dependent on the sales of sequencing instruments, which are a leading indicator of consumables sales. While we expect to continue to sell Sequel II/IIe instruments during the remainder of 2022 and beyond, we anticipate the launch of our new long-read instrument, RevioTM, will impact sales of our Sequel IIe platform. Further, we may continue to experience an impact from lengthening sales cycles due to global macroeconomic factors.

•Gross profit as a percentage of revenue (gross margin) was 43.5% for the nine months ended September 30, 2022, compared to 44.5% for the nine months ended September 30, 2021. Gross margin declined due primarily to a decrease in instrument volume and average selling price as well as higher overall product costs. Our gross margin in future periods will depend on several factors, including new product transitions, strategic product pricing; product mix; sales of higher-margin consumables; supply chain constraints and inflation increasing costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; and excess or obsolete inventories.

•Loss from operations increased $74.4 million or 51%, to a loss of $220.1 million for the nine months ended September 30, 2022, as compared to a loss of $145.8 million for the nine months ended September 30, 2021, driven primarily by an increase of $76.2 million in operating expenses, including a $80.1 million increase in research and development expenses, primarily due to the Omniome acquisition and the establishment of an advanced research organization, and a $29.0 million increase in sales, general, and administrative expenses, partially offset by a $30.7 million decrease in non-recurring merger-related costs incurred in 2021 and a $2.2 million gain related to the change in the fair value of contingent consideration. See Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

•Cash, cash equivalents, and short-term investments were $834.3 million at September 30, 2022, which represents a 20.1% decrease compared to the balance at December 31, 2021.

Results of Operations

Comparison of the Three months ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$27,509	$30,502	$(2,993)	(10%)
Service and other revenue	4,802	4,385	417	10%
Total revenue	32,311	34,887	(2,576)	(7%)
Cost of revenue:
Cost of product revenue	15,568	15,530	38	0%
Cost of service and other revenue	3,012	3,870	(858)	(22%)
Amortization of intangible assets	184	123	61	50%
Total cost of revenue	18,764	19,523	(759)	(4%)
Gross profit	13,547	15,364	(1,817)	(12%)
Operating expense:
Research and development	47,092	27,508	19,584	71%
Sales, general and administrative	36,795	31,606	5,189	16%
Merger-related expenses	—	30,726	(30,726)	(100%)
Change in fair value of contingent consideration	4,280	—	4,280	100%
Total operating expense	88,167	89,840	(1,673)	(2%)
Operating loss	(74,620)	(74,476)	(144)	0%
Interest expense	(3,664)	(3,673)	9	0%
Other income (loss), net	1,313	(133)	1,446	1087%
Loss before benefit from income taxes	(76,971)	(78,282)	1,311	2%
Benefit from income taxes	–	(94,824)	94,824	100%
Net (loss) income	$(76,971)	$16,542	$(93,513)	(565%)

Revenue

Revenue decreased $2.6 million, or 7%, to $32.3 million for the three months ended September 30, 2022, as compared to $34.9 million for the three months ended September 30, 2021.

Instrument revenue decreased $4.5 million, or 28%, to $11.4 million for the three months ended September 30, 2022, as compared to $15.9 million for the three months ended September 30, 2021, primarily due to fewer instruments sold and a lower average selling price of instruments. We believe some of this decrease was driven by customer delays in instrument purchases as customers anticipated the launch of our new long-read platform, the RevioTM. At September 30, 2022, our installed base was 494 Sequel II and Sequel IIe systems compared to the 326 systems at September 30, 2021. We expect the installed base of Sequel II/IIe instruments to continue to grow, reflecting our increased commercial presence and customer demand; however, we anticipate that sales volumes of Sequel II/IIe may decline as compared to recent quarters as a result of the announcement of RevioTM and its anticipated availability for shipment in the first quarter of 2023.

Consumables revenue increased $1.5 million, or 10%, to $16.1 million for the three months ended September 30, 2022, as compared to $14.6 million for the three months ended September 30, 2021. The increase in consumable sales was primarily due to higher Sequel II/IIe consumables sales attributable to the growth in the instrument installed base despite annualized pull-through declining for the three months ended September 30, 2022 as compared to the same period in the prior year.

Service and other revenue increased $0.4 million, or 10%, to $4.8 million for the three months ended September 30, 2022, as compared to $4.4 million for the three months ended September 30, 2021, primarily due to service contracts sold on the growing installed base.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased slightly for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Cost of services and other revenue decreased primarily due to lower service personnel costs.

Gross profit decreased $1.8 million, or 12%, to $13.5 million for the three months ended September 30, 2022, compared to $15.4 million for the three months ended September 30, 2021. Gross margin was 41.9% for the three months ended September 30, 2022, compared to gross margin of 44.0% for the three months ended September 30, 2021. The decrease in gross margin was primarily driven by lower sales volume and average selling price as well as higher overall product costs, which was partially offset by consumables volumes and lower service revenue costs.

We expect our gross margin will trend slightly lower during the remainder of the year due in part to new product transitions, the impacts of inflation, and increased supply chain costs.

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

Research and Development Expense

Research and development expense increased by $19.6 million, or 71%, to $47.1 million for the three months ended September 30, 2022, compared to the $27.5 million for three months ended September 30, 2021. The increase was primarily driven by an increase of $9.0 million in product development costs and an increase of $6.8 million in personnel expenses due to an increase in headcount, including the acquired workforce from the Omniome acquisition. In addition, facilities and information technology related expenses increased by $3.2 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to expenses related to our operational expansion. Research and development expense included stock-based compensation expense of $7.5 million and $5.2 million during the three months ended September 30, 2022 and 2021, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows, and applications leveraging our core technologies.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $5.2 million, or 16%, to $36.8 million for the three months ended September 30, 2022, compared to $31.6 million for the three months ended September 30, 2021. The increase was primarily driven by an increase of $1.5 million in travel expenses, an increase of $1.5 million in personnel expenses, and an increase of $0.7 million in facilities and information technology related expenses. Sales, general, and administrative expense included stock-based compensation expense of $10.5 million and $9.9 million during the three months ended September 30, 2022 and 2021, respectively. We anticipate sales, general, and administrative expense to continue to increase primarily as a result of the new product commercialization efforts.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $4.3 million during the three months ended September 30, 2022, represents the remeasurement impact of the contingent consideration liability of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The increase in contingent consideration liability was primarily due to changes in the probability of achieving the milestone, as well as the passage of time.

Interest Expense

Interest expense for the three months ended September 30, 2022, was $3.7 million compared to $3.7 million for the three months ended September 30, 2021 and was primarily comprised of interest on the Convertible Senior Notes.

Benefit from Income Taxes

A deferred income tax benefit of $94.8 million for the three months ended September 30, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2021.

Comparison of the Nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:	(in thousands, except percentages)
Product revenue	$85,928	$82,338	$3,590	4%
Service and other revenue	15,023	12,156	2,867	24%
Total revenue	100,951	94,494	6,457	7%
Cost of revenue:
Cost of product revenue	45,887	41,449	4,438	11%
Cost of service and other revenue	10,619	10,828	(209)	(2%)
Amortization of intangible assets	550	123	427	347%
Total cost of revenue	57,056	52,400	4,656	9%
Gross profit	43,895	42,094	1,801	4%
Operating expense:
Research and development	150,377	70,323	80,054	114%
Sales, general and administrative	115,851	86,804	29,047	33%
Merger-related expenses	—	30,726	(30,726)	(100%)
Change in fair value of contingent consideration	(2,221)	—	(2,221)	(100%)
Total operating expense	264,007	187,853	76,154	41%
Operating loss	(220,112)	(145,759)	(74,353)	(51%)
Loss from continuation advances from Illumina	—	(52,000)	52,000	100%
Interest expense	(11,042)	(9,051)	(1,991)	(22%)
Other income, net	1,290	92	1,198	1302%
Loss before benefit from income taxes	(229,864)	$(206,718)	(23,146)	(11%)
Benefit from income taxes	—	(94,824)	94,824	100%
Net loss	$(229,864)	(111,894)	$(117,970)	(105%)

Revenue

Revenue increased $6.5 million, or 7%, to $101.0 million for the nine months ended September 30, 2022, as compared to $94.5 million for the nine months ended September 30, 2021, driven primarily by an increase in consumable and service revenue from the growth in the installed base of Sequel II/IIe instruments.

In consideration of the non-refundable payments received from Invitae pursuant to the Original Agreement of $23.5 million, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of certain currently available and in-development sequencing systems (instruments and consumables). During the nine months ended September 30, 2022, Invitae purchased certain currently available instruments, for which $3.7 million of revenue was recognized as product revenue under the terms of the Amended and Restated Agreement.

Instrument revenue decreased $2.5 million, or 6%, to $42.6 million for the nine months ended September 30, 2022, as compared to $45.1 million for the nine months ended September 30, 2021, primarily due to fewer instruments sold and a lower average selling price of instruments. We believe some of this decrease was driven by customer delays in instrument purchases as customers anticipated the launch of our new long-read platform, the RevioTM. At September 30, 2022, our installed base was 494 Sequel II and Sequel Ile systems compared to the 326 systems at September 30, 2021. We expect the installed base of Sequel II/IIe instruments to continue to grow, reflecting our increased commercial presence and customer demand; however, we anticipate that sales volumes may decline as compared to recent quarters as a result of the announcement of RevioTM and its anticipated availability for shipment in the first quarter of 2023.

Consumables revenue increased $6.1 million, or 16%, to $43.3 million for the nine months ended September 30, 2022, as compared to $37.2 million for the nine months ended September 30, 2021. The increase in consumable sales was primarily due to higher Sequel II/IIe consumables sales attributable to the growth in the instrument installed base despite annualized pull-through declining for the nine months ended September 30, 2022 as compared to the same period in the prior year.

Service and other revenue increased $2.9 million, or 24%, to $15.0 million for the nine months ended September 30, 2022, as compared to $12.2 million for the nine months ended September 30, 2021, primarily due to service contracts sold on the growing installed base.

Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased by $4.4 million, or 11%, to $45.9 million for the nine months ended September 30, 2022, compared to $41.4 million for the nine months ended September 30, 2021. The increase in cost of product revenue was primarily due to higher overall product costs.

Cost of service and other revenue decreased by $0.2 million, or 2%, to $10.6 million for the nine months ended September 30, 2022, compared to $10.8 million for the nine months ended September 30, 2021.

Gross profit increased $1.8 million, or 4%, to $43.9 million for the nine months ended September 30, 2022, compared to $42.1 million the nine months ended September 30, 2021. Gross margin was 43.5% for the nine months ended September 30, 2022, compared to gross margin of 44.5% for the nine months ended September 30, 2021. The decrease in gross margin percentage was primarily due to a decrease in instrument sales volume and average selling price as well as higher product costs, which was partially offset by consumables volumes and higher service and other revenues during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

We expect our gross margin will trend slightly lower during the remainder of the year due in part to new product transitions and the impacts of inflation and increased supply chain costs. The global shortage of semiconductors continues to be a challenge for us in our supply chain and resulted in cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Additionally, in response to the surge in COVID-19 infections in 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

Research and Development Expense

Research and development expense increased by $80.1 million, or 114%, to $150.4 million for the nine months ended September 30, 2022, compared to $70.3 million for the nine months ended September 30, 2021. This change was primarily driven by an increase of $35.6 million in personnel expenses, including the acquired workforce from the Omniome acquisition, and an increase of $32.2 million of product development costs. In addition, facilities and information technology related expenses increased $10.2 million to support our operational expansion during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Research and development expense included stock-based compensation expense of $24.2 million and $12.5 million during the nine months ended September 30, 2022 and 2021, respectively.

We will continue to focus a significant portion of our resources on developing new products and solutions, including improving the efficiency and usability of existing products, developing new solutions, software, workflows, and applications leveraging our core technologies. We expect research and development expenses for the year ending 2022 to increase, when compared to 2021, due to continued product development, a full year of expenses associated with the acquisition of Omniome and our intent to hire additional personnel in research and development. We anticipate that our spend during the remainder of 2022 will decline due to new product transitions. Additionally, we have collaborated and expect to continue to collaborate with strategic partners to develop sequencing solutions and expand the application of our technology.

Sales, General and Administrative Expense

Sales, general and administrative expense increased by $29.0 million, or 33%, to $115.9 million for the nine months ended September 30, 2022, compared to $86.8 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase of $12.4 million in personnel costs, an increase of $5.0 million related to consulting and professional services, an increase of $4.1 million in travel related expenses, an increase of $3.8 million in marketing and business expenses, and an increase of $2.9 million in facilities expenses and information technology related expenses. Sales, general and administrative expense included stock-based compensation expense of $32.7 million and $25.6 million during the nine months ended September 30, 2022 and 2021, respectively. We anticipate sales, general, and administrative expense to continue to increase primarily as a result of the new product commercialization efforts.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $2.2 million during the nine months ended September 30, 2022, represents the remeasurement impact of the contingent consideration liability of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The decrease in contingent consideration liability was primarily due to the increase in discount rates.

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

Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded as other expense in the nine months ended September 30, 2021.

Interest Expense

Interest expense for the nine months ended September 30, 2022 was $11.0 million compared to $9.1 million for the nine months ended September 30, 2021. The increase was primarily due to the nine months of interest incurred on the $900 million of 1.50% Convertible Senior Notes due February 15, 2028 that we issued on February 16, 2021 during the nine months ended September 30, 2022 compared to only seven months of interest during the nine months ended September 30, 2021.

Benefit from Income Taxes

A deferred income tax benefit of $94.8 million for the nine months ended September 30, 2021, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Omniome and Circulomics acquisitions. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2021.

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

As of September 30, 2022, we had cash, cash equivalents and investments of $834.3 million compared to $1.04 billion as of December 31, 2021. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(202,645)	$(79,472)
Cash provided by (used in) investing activities	35,680	(744,284)
Cash provided by financing activities	8,803	1,168,257
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158,162)	$344,501

Operating Activities

Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.

Cash used in operating activities for the nine months ended September 30, 2022, of $202.6 million was due primarily to a $229.9 million net loss that included non-cash items such as stock-based compensation of $60.7 million, depreciation expense of $6.9 million, amortization of right-of-use assets of $5.2 million, amortization of premium and accretion of discount on marketable securities, net of $1.1 million, partially offset by a $2.2 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $45.6 million in net changes to operating assets and liabilities. The change in net operating assets and liabilities was primarily attributable to a $20.7 million increase in inventory, a $11.1 million increase in accrued expenses, a $5.9 million increase in operating lease liabilities, a $5.7 million increase in prepaid expenses and other assets, and a $3.6 million increase in deferred revenue, partially offset by a $1.5 million decrease in accounts receivable a $1.5 million increase in accounts payable.

Cash used in operating activities for the nine months ended September 30, 2021 was due primarily to a $111.9 million net loss, which includes a $94.8 million deferred income tax benefit, that was partially offset by a loss of $52.0 million from Continuation Advances repaid to Illumina that is considered a financing activity, non-cash items such as stock-based compensation of $54.4 million and depreciation expense of $4.9 million and a net cash inflow from changes in operating assets and liabilities of $9.8 million. The change in net operating assets and liabilities was primarily attributable to increases of $17.9 million in deferred revenue and $10.3 million in accrued expenses, partially offset by an increase of $5.5 million in inventory, an increase of $6.9 million in accounts receivable, a decrease of $3.2 million in operating lease liabilities, and a decrease of $3.0 million in other liabilities.

Investing Activities

Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities. Cash provided by investing activities for the nine months ended September 30, 2022, was due to $355.4 million of maturities and sales of investments offset by $307.9 million in purchases of investments, and $11.8 million in purchases of property and equipment.

Cash used in investing activities for the nine months ended September 30, 2021 was due primarily to net purchases of investments of $421.4 million, cash paid, net of cash acquired, of $319.8 million for the acquisitions of Omniome and Circulomics and purchases of property and equipment of $3.1 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2022 primarily resulted from proceeds of $10.0 million from the issuance of common stock through our equity compensation plans partially offset by $1.2 million of principal payoff of notes.

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

Recent Accounting Pronouncements

Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 8. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2022.

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

During the nine months ended September 30, 2022, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of September 30, 2022 was $834.3 million.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2022 would have affected the fair value of our investment portfolio by approximately $3.1 million.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

•Our unpredictable and lengthy sales cycles;

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

Our business has been and could be further adversely impacted by the effects of COVID-19 or other epidemics or pandemics. As a result of the ongoing COVID-19 pandemic, our financial results continue to be impacted negatively as our customers in multiple regions around the world suspended or curtailed their normal operations in efforts to curb the spread of COVID-19. While a significant number of our customer sites that shut down due to COVID-19 have re-opened, a significant number of our customers had delayed purchases of capital assets due to the negative impact of the pandemic on their businesses. This dynamic continues to negatively impact the recognition of revenue related to the sale of our Sequel and Sequel II/IIe instruments and the associated consumables and software, and may negatively impact the recognition of revenue related to the anticipated sales of our RevioTM and OnsoTM instruments and their associated consumables and software. The inability to receive or accept shipments of orders for our products on a timely basis, or at all, the delay or possible cancellation of orders for our products or related maintenance and support services, and the reduced utilization of our products has negatively affected and may negatively affect in the future our operations and revenues. We are continuing to monitor this evolving situation.

Our manufacturing partners and suppliers have been and could continue to be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 on our business. Infections may resurge or become more widespread and the limitation on our ability to travel and timely sell and distribute our products, as well as any closures or supply disruptions, may be extended for longer periods of time, which could have a negative impact on our business, financial condition and operating results. For example, because our semiconductor manufacturers are located in a region where immunization rates in certain communities may be low, the Omicron variant of COVID-19, as well as any future variants that evolve, could impact workforce availability at those locations and disrupt supply. For example, in response to a surge in COVID-19 infections in 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors.

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

In September 2015, we launched the PacBio Sequel® System, and concurrently began phasing out production of PacBio RS II instruments and in April 2019, we announced the commercial launch of the Sequel II System. In October 2020, we launched the Sequel IIe System, which has increased computational capacity, and is designed to enable customers to generate PacBio HiFi reads more efficiently. In April 2021, we released a new HiFi sequencing workflow allowing for more accurate HiFi reads with limited sample quantities. At September 30, 2022, our installed based was 494 Sequel II and Sequel IIe systems compared to the 326 systems as of September 30, 2021, and we expect the number of Sequel II/IIe placements to continue to grow during the remainder of 2022.

We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we recently announced that we intend to begin taking orders for the new RevioTM long-read sequencing system in the fourth quarter of 2022, with shipments expected to commence in the first quarter of 2023, and we are also progressing development of OnsoTM, our SBB short-read platform, with shipments expected to commence in the first half of 2023. However, due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products or manage sales and marketing of multiple sequencing platforms;

•drive adoption of our current and future products, including the Sequel II/IIe Systems, the RevioTM system and products under development related to our emerging SBB technology, including the OnsoTM system;

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

•deliver our beta systems to our external beta testing sites or complete our external beta testing program on our currently expected timelines;

•overcome unexpected challenges discovered during beta testing;

•complete the scientific and technical validation of new products such as the OnsoTM on our currently expected timeline or at all;

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

The risks noted above, especially with respect to the marketing, sales, and commercialization of our products, may be heightened by the impact of current uncertain market and other conditions. In addition, a high percentage of our expenses is and will continue to be fixed. Accordingly, if we do not generate revenue as and when anticipated, we could suffer a material adverse effect on our business, financial conditions, results of operations and prospects.

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to our SMRT Cell products and Sequel II/IIe Systems, the continued development and anticipated launch of the RevioTM HiFi long-read system and the OnsoTM, SBB short-read system. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.

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

We have made acquisitions and, in the future, may continue to acquire businesses, technologies or assets, form joint ventures or make other strategic investments with companies that could adversely affect our operating results, dilute our stockholders’ ownership, or cause us to incur debt or significant expense.

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

•theft of our trade secrets or confidential information that we share with potential acquisition candidates or other potential strategic partners;

•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and

•adverse market reaction to an acquisition or other strategic transaction.

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

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to SMRT Cells Sequel II/IIe Systems, the RevioTM, the OnsoTM, and other SMRT Cell, HiFi, and SBB products under development, and related products, our business may be adversely affected.

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel and Sequel II/IIe Systems, and the RevioTM and OnsoTM products under development, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, the RevioTM, the OnsoTM, and other SMRT Cell, HiFi, and SBB products under development, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents, including with respect to the SMRT Cell 8M. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and RevioTM Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the RevioTM system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

The development of our products is complex and costly. Problems in the design or quality of our products may have a material and adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our certifications from the International Organization for Standardization (“ISO”). If we were to lose ISO certification, then our customers might choose not to purchase products from us and this could adversely impact our ability to develop products approved for clinical uses. Unanticipated problems with our products could divert substantial resources, which may impair our ability to support our new and existing products and could substantially increase our costs. If we encounter development challenges or discover errors in our products late in our development cycle, including during external beta testing, we may be forced to undertake design and/or production changes, delay product shipments or the scaling of manufacturing or supply. The completion of the production and external testing of our beta systems may also take longer than currently planned, cost more than currently expected and the scientific and technical validation may not be completed on our currently expected timelines or at all. Such testing may also expose fundamental flaws in our products that may cause us to abandon the further development of such products.

If the continued rollout of our current and future products, including with respect to the SMRT Cell 8M, the Sequel II/IIe, RevioTM, and OnsoTM Systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell 8M, Sequel II/IIe Systems, the RevioTM and the OnsoTM, could materially and adversely affect our business, operations, financial condition, and prospects.

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell 8M, the Sequel II/IIe Systems and the RevioTM, in addition to the OnsoTM and other SBB products currently under development. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. For example, in January 2021, we entered into the Development Agreement, a multi-year collaboration with Invitae to begin development of a production-scale high-throughput sequencing platform, which was amended and restated on June 24, 2022 (the “Amended and Restated Agreement”). While we anticipate that in connection with the Amended and Restated Agreement, we will continue to receive feedback, input and insight from Invitae in connection with our intended development of new high-throughput sequencing systems, such feedback will not be contractually required and Invitae has no contractual right to participate in decisions regarding the development program for such new sequencing systems. Invitae will not be contractually obligated to reimburse us for development costs under the Amended and Restated Agreement. In consideration of non-refundable Development Costs (as defined in the Development Agreement) paid by Invitae to us pursuant to the Development Agreement, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of currently available and in-development sequencing systems (instruments and consumables). In addition, subject to certain conditions, Invitae will be entitled to most favored pricing for our Sequel IIe systems and certain in-development systems, including the RevioTM system. Furthermore, we need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition and prospects.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell 8M, the Sequel II/IIe Systems, and the development of the RevioTM HiFi long-read sequencing system and the OnsoTM SBB short-read sequencing system, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell 8M, Sequel II/IIe Systems, the RevioTM HiFi long-read sequencing system, and the OnsoTM SBB short-read sequencing system, and any future products that may be developed for research, medical and clinical uses, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell 8M, Sequel II/IIe Systems, the RevioTM and the OnsoTM, and any future long-read and short-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.

Significant changes to our leadership team and the resulting management transitions might harm our future operating results.

We have experienced significant changes to our leadership team. Our President and Chief Executive Officer Christian O. Henry was appointed effective September 14, 2020, succeeding Dr. Michael Hunkapiller who retired on December 31, 2020. Our Chief Financial Officer Susan G. Kim was appointed effective September 28, 2020, succeeding Susan K. Barnes who retired on August 7, 2020. Our Chief Operating Officer Mark Van Oene was appointed effective January 8, 2021. Jeff Eidel was appointed Chief Commercial Officer effective August 16, 2022, succeeding Peter Fromen who resigned effective May 20, 2022. Also, our Vice President and Chief Accounting Officer Michele Farmer was appointed effective May 17, 2021, and our Chair of the Board Dr. John F. Milligan was appointed effective September 14, 2020.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition has become exacerbated by the increase in employee resignations in 2021 and continued high rates of employee turnover continuing into 2022 that have been experienced by us and reported by employers nationwide. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our existing and new products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

Our success is highly dependent on our ability to further penetrate nucleic acid sequencing applications as well as on the growth and expansion of the demand for our products. If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of the SMRT Cell 8M, Sequel II/IIe Systems, and anticipated sale and commercialization of the RevioTM and the OnsoTM, and related products may not grow sufficiently to cover our costs.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell 8M, Sequel II/IIe Systems, the RevioTM and the OnsoTM and products related to our recent Circulomics and Omniome acquisitions. If we are unable to successfully develop SBB technology and sell acquired technology products, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

Nucleic acid sequencing applications are new and dynamic, and there can be no assurance that they will develop as quickly as we anticipate, that they will reach their full potential or that our products will be appropriate or competitive for these applications. As a result, we may be required to refocus our marketing efforts, and we may have to make changes to the specifications of our products to enhance our ability to enter particular applications more quickly. We may also need to delay full-scale commercial deployment of new products as we develop them in order to perform quality control and early access user testing. Even if we are able to implement our technology successfully, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of our current or future products across the full range of our intended life science and other applications. We need to continue to expand and update our internal capabilities or to collaborate with other partners, or both, in order to successfully expand sales of our products in the applications that we seek to reach, which we may be unable to do at the scale required to support our business.

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

The operations of our third-party manufacturing partners and suppliers have been and could continue to be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, in response to a surge in COVID-19 infections in 2022, the Chinese government imposed lockdowns in certain parts of the country, which has had, and may continue to have, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the political uncertainty associated with an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents may reach the end of their life cycles or become obsoleted by our suppliers, and we would have to procure alternative sources for these end-of-life products. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced, supply issues or business disruptions are resolved and/or other sources can be developed.

In addition, because our semiconductor suppliers are in regions that may have communities with low vaccination rates, the Omicron variant of COVID-19, or any variants that evolve in the future, could lead to increased infections among workers that could further disrupt the supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected, and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations and expand our product offerings, our business, operations, financial condition, and prospects could be materially and adversely harmed.

We may be unable to consistently manufacture our instruments and consumables, including SMRT Cells and reagents, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells and reagents involves a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells and other products, inadequate reserves for inventory, or other issues.

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

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform in order to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell 8M, Sequel II/IIe Systems, the RevioTM and the OnsoTM, could diminish future demand for our products and may materially and adversely harm our future operating results.

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

We receive a significant portion of our revenue from a limited number of customers. For example, for the fiscal years ended December 31, 2021, 2020 and 2019, one of our customers, who is our primary distributor in China, accounted for approximately 13%, 14%, and 17% of our total revenue, respectively. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

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

Products using our SMRT sequencing technology are highly complex and may develop or contain undetected defects or errors. Our customers have experienced and may continue to experience reliability issues with our existing and future products, including the Sequel System and the Sequel II/IIe Systems. Despite internal and external testing, defects or errors may arise in our products, which could result in a failure to obtain, maintain or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. New products, including the RevioTM and the OnsoTM, or enhancements to our existing products, including the SMRT Cell 8M and Sequel II/IIe Systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

In addition, such defects or errors could lead to the filing of product liability claims against us or against third parties whom we may have an obligation to indemnify against such claims, which could be costly and time-consuming to defend and result in substantial damages. Although we have product liability insurance, any product liability insurance that we have or procure in the future may not protect our business from the financial impact of a product liability claim. Moreover, we may not be able to obtain adequate insurance coverage on acceptable terms. Any insurance that we have or obtain will be subject to deductibles and coverage limits. A product liability claim could have a material adverse effect on our business, financial condition and results of operations.

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

Our sales cycles are unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.

The sales cycles for our sequencing instruments are lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during periods in which our sales volume is low. Factors that may cause fluctuations in our quarterly or operating results include, without limitation, market acceptance for our products; our ability to attract new customers; publications of studies by us, competitors or third parties; the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation; the amount and timing of our costs and expenses; changes in our pricing policies or those of our competitors; general economic, industry and market conditions; the effects of seasonality; the regulatory environment; expenses associated with warranty costs or unforeseen product quality issues; the hiring, training and retention of key employees, including our ability to grow our sales organization; litigation or other claims against us for intellectual property infringement or otherwise; our ability to obtain additional financing as necessary; changes or trends in new technologies and industry standards; and the impact of COVID-19. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, and a potential customer may require an extended evaluation and testing period. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, in the event that a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Furthermore, because of our lengthy sales cycles, the realization of revenue from our selling efforts may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter.

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

Tariffs and or other trade barriers were previously imposed between the U.S. and China, the scope and duration of which, remain uncertain. Beginning in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15%, and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. These tariffs have and could continue to raise our costs. China also has imposed tariffs on imports into China from the United States. Additionally, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies. This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. The Biden Administration has continued to provide updated lists of emerging technologies subject to national security consents, and it continues to include biotechnologies including “[g]enome and protein engineering including design tools” and “[b]iomanufacturing and bioprocessing technologies.” Therefore, it is possible that our ability to export our products to China may be restricted in the future for this reason.

Additionally, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Additionally, the U.S. government informed certain suppliers of integrated circuits (“ICs") that some of their ICs cannot be exported to China without a license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls may impact our ability to export certain products to China and restrict our ability to use certain ICs in our products. The U.S. government also recently added additional entities in China to restricted party lists impacting the ability of U.S. companies to provide items to these entities. It is possible that the Chinese government will retaliate in ways that could impact our business.

Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.

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

We operate on a December 31st year-end and believe that there are significant seasonal factors which may cause sales of our products, and particularly our sequencing instruments, to vary on a quarterly or yearly basis, contribute to the lengthy sales cycles for our sequencing instruments, and increase the magnitude of quarterly or annual fluctuations in our operating results. We believe that this seasonality results from a number of factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which often coincide with government fiscal year ends. For example, the U.S. government’s fiscal year-end occurs in our third quarter and may result in increased sales of our products during this quarter if government-funded customers have unused funds that may be forfeited, or future budgets that may be reduced if funds remain unspent at fiscal year-end. Furthermore, Lunar New Year celebrations, which occur during our first quarter, and may last for a week or longer, resulting in closure of many of our customers’ offices in China and across the Asia-Pacific region have caused, and may in the future cause, decreased sales of our consumables during our first quarter. These factors have contributed, and may contribute in the future, to substantial fluctuations in our quarterly operating results. Because of these fluctuations, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations and prospects.

Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, as a result of which our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes under Section 382. We may not be able to utilize a material portion of our NOLs even if we attain profitability. Furthermore, the changes to deductions, credits and expense recognition resulting from the Tax Cuts and Jobs Act of 2018 have materially impacted the value of our deferred tax assets and liabilities and could adversely affect our future taxable income and effective tax rate.

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

Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT Ltd., ONT Inc. and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) in addition to other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature before the Patent Trial and Appeal Board (“PTAB”) in the future could result in determinations that our patents or pending patent applications are unpatentable to us, or are invalidated or unenforceable in whole or in part and could require us to expend significant time, funds, and other resources in litigating such challenges. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology, and could materially and adversely affect our business. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such products. Such a loss of patent protection would have a material adverse impact on our business.

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

Our intellectual property rights involve complex factual, scientific and legal questions. We operate in an industry characterized by significant intellectual property litigation. Even though we may believe that we have a valid patent on a particular technology, other companies have from time to time taken, and may in the future take, actions that we believe violate our patent rights. For example, we are involved in legal proceedings for patent infringement and related matters in the United States with Personal Genomics of Taiwan, Inc. (“PGI”), and we were previously involved in other legal proceedings with ONT and Harvard University in several United States and European jurisdictions. We have in the past received adverse rulings against us with respect to our complaint with the United States International Trade Commission for one of these proceedings. Legal actions to enforce our patent rights have been, and will continue to be, expensive, and may divert significant management time and resources. Adverse parties from previous legal actions have brought, and they and others may in the future bring, claims against us and/or our intellectual property. Litigation is a significant ongoing expense, recognized in sales, general and administrative expense, with an uncertain outcome, and has been, and may in the future be, a material expense for us. Our enforcement actions may not be successful, have given rise to legal claims against us and could result in some of our intellectual property rights being determined to be invalid or not enforceable. Furthermore, an adverse determination or judgement could lead to an award of damages against us, or the issuance of an injunction against us or our products that could prevent us from selling any products found to be infringing the intellectual property rights of another party.

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

We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions. Following Russia’s invasion of Ukraine, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals and individuals and entities with ties to Russia, Belarus, and this conflict. These sanctions and restrictions have continued to increase as the conflict has further escalated and now cover the export of our products to Russia, and the United States and other countries could impose even wider sanctions and export restrictions and take other actions in the future that could further limit our ability to provide products in certain locations. We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increases the risks surrounding governmental regulations relating to our business. The need to or failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to continue to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.

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

Further, in June 2021, Congress introduced an updated legislation called the Verifying Accurate, Leading-edge IVCT Development Act (VALID Act), which, if enacted, will establish a new risk-based regulatory framework for in vitro clinical tests (IVCTs), which include IVDs, LDTs, collection devices, and instruments used with such tests, and a technology certification program, among other proposals. The adoption of new restrictions on IVDs, LDTs, or RUOs, whether by the FDA or Congress, could adversely affect our ability to commercialize our products and the demand for our specialized reagents and instruments. Further, we could be required to obtain premarket clearance or approval from the FDA before we can sell our products to certain customers. More recently, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future.

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

Additionally, the U.S. government recently announced new controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Additionally, the U.S. government informed certain suppliers of ICs that some of their ICs cannot be exported to China without a license. In many cases, these licenses are subject to a policy of denial and will not be issued. These controls may impact our ability to export certain products to China and restrict our ability to use certain ICs in our products. The U.S. government also recently added additional entities in China to restricted party lists impacting the ability of U.S. companies to provide items to these entities. It is possible that the Chinese government will retaliate in ways that could impact our business.

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

•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and trade and economic sanctions and other regulations established by the Office of Foreign Asset Control;

•export requirements and import or trade restrictions;

•laws and business practices favoring local companies;

•restrictions on both inbound and outbound cross-border investment;

•foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”) and ongoing geopolitical tensions related to the political uncertainty and military actions associated with the war in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;

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

•operating results below the expectations of securities analysts or investors; and

•general economic and market conditions, which could be impacted by various events including COVID-19 or interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further political uncertainty and military actions associated with the war in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

•establish advance notice procedures for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

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

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain stockholder litigation matters, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.

Our amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law; (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, except as to each of (i) through (v) above, for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant.

Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, stockholders, officers or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, stockholders, officers or other employees. In addition, a stockholder that is unable to bring a claim in the judicial forum of its choosing may be required to incur additional costs in the pursuit of actions which are subject to the exclusive forum provisions described above. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the ongoing COVID-19 pandemic as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further political uncertainty and military actions associated with the war in Ukraine and the related response, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

•limits to travel as a result of the COVID-19 pandemic or other epidemics;

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

•restrictions on both inbound and outbound cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China;

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

Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidences and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with the political uncertainty and military actions associated with the war in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or (“CPRA”), which significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect July 1, 2023, and Connecticut, which in May 2022 enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted. These and future laws and regulations may increase our compliance costs and potential liability.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Default Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

As disclosed under Item 5.03 of our Current Report on Form 8-K filed with the SEC on November 7, 2022, on November 3, 2022, our board of directors, upon recommendation of the corporate governance and nominating committee, amended and restated our Second Amended and Restated Bylaws, effective immediately (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws were amended and restated, among other things, to:

•revise the procedures and requirements for the nomination of directors and the submission of proposals by stockholders for consideration at meetings of stockholders, including, among other items, by adding a requirement that a stockholder seeking to nominate director(s) at a meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act no later than five business days before the meeting;

•revise certain additional procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law (the “DGCL”);

•update various provisions regarding directors, board committees, and officers;

•clarify the forum selection provision, including with respect to claims under the Securities Act; and

•make various updates throughout to conform to current Delaware law and to make ministerial changes, clarifications, and other conforming revisions.

The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is being filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Item 6.Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith

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

Pacific Biosciences of California, Inc.

Date: November 8, 2022	By:	/s/ Christian O. Henry
Christian O. Henry
Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Susan G. Kim
Susan G. Kim
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2022	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer (Principal Accounting Officer)