Form 10-Q
period 2023-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2023-05-04
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 001-34899
_____________________________________________________________________________________________
Pacific Biosciences of California, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware	16-1590339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1305 O’Brien Drive Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)
(650) 521-8000
(Registrant’s telephone number, including area code)
_____________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 30, 2023: 249,891,404.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$353,834	$325,089
Investments	521,058	447,229
Accounts receivable, net	29,589	18,786
Inventory, net	61,955	50,381
Prepaid expenses and other current assets	14,375	10,289
Short-term restricted cash	300	300
Total current assets	981,111	852,074
Property and equipment, net	40,833	41,580
Operating lease right-of-use assets, net	38,247	39,763
Long-term restricted cash	2,922	2,922
Intangible assets, net	410,011	410,245
Goodwill	409,974	409,974
Other long-term assets	13,319	10,528
Total assets	$1,896,417	$1,767,086
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,390	$12,028
Accrued expenses	19,380	32,596
Deferred revenue, current	30,866	30,498
Operating lease liabilities, current	9,018	8,886
Other liabilities, current	4,670	7,233
Contingent consideration liability, current	184,350	172,094
Total current liabilities	265,674	263,335
Deferred revenue, non-current	1,849	1,794
Operating lease liabilities, non-current	38,969	41,070
Convertible senior notes, net, non-current	896,839	896,683
Other liabilities, non-current	969	1,300
Total liabilities	1,204,300	1,204,182

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 249,803 and 226,505 shares at March 31, 2023 and December 31, 2022, respectively	250	227
Additional paid-in capital	2,314,146	2,099,782
Accumulated other comprehensive loss	(1,924)	(4,765)
Accumulated deficit	(1,620,355)	(1,532,340)
Total stockholders’ equity	692,117	562,904
Total liabilities and stockholders’ equity	$1,896,417	$1,767,086
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Revenue:
Product revenue	$34,654	$28,244
Service and other revenue	4,246	4,929
Total revenue	38,900	33,173
Cost of Revenue:
Cost of product revenue	25,164	14,820
Cost of service and other revenue	3,792	4,015
Amortization of intangible assets	183	183
Total cost of revenue	29,139	19,018
Gross profit	9,761	14,155
Operating Expense:
Research and development	48,939	52,937
Sales, general and administrative	39,818	39,804
Change in fair value of contingent consideration	12,256	(1,063)
Total operating expense	101,013	91,678
Operating loss	(91,252)	(77,523)
Interest expense	(3,630)	(3,697)
Other income (expense), net	6,867	(279)
Loss before expense (benefit) from income taxes	(88,015)	(81,499)
Expense (benefit) from income taxes	—	—
Net loss	(88,015)	(81,499)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2,841	(2,998)
Comprehensive loss	$(85,174)	$(84,497)
Net loss per share:
Basic	$(0.36)	$(0.37)
Diluted	$(0.36)	$(0.37)
Weighted average shares outstanding used in calculating net loss per share:
Basic	242,032	222,289
Diluted	242,032	222,289
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
For the three months ended March 31, 2023
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(88,015)	(88,015)
Other comprehensive income	—	—	—	2,841	—	2,841
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	3,173	3	7,232	—	—	7,235
Share-based compensation expense	—	—	17,952	—	—	17,952
Balance at March 31, 2023	249,803	$250	$2,314,146	$(1,924)	$(1,620,355)	$692,117

For the three months ended March 31, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(81,499)	(81,499)
Other comprehensive loss	—	—	—	(2,998)	—	(2,998)
Issuance of common stock in conjunction with equity plans	3,351	3	5,589	—	—	5,592
Share-based compensation expense	—	—	22,496	—	—	22,496
Balance at March 31, 2022	224,329	$224	$2,038,030	$(4,085)	$(1,299,591)	$734,578
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(88,015)	$(81,499)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,755	2,268
Amortization of intangible assets	234	228
Amortization of right-of-use assets	1,527	1,696
Amortization of debt discount and financing costs	162	159
Share-based compensation expense	17,952	22,703
Accretion of discount and amortization of premium on marketable securities, net	(2,155)	758
Change in the estimated fair value of contingent consideration	12,256	(1,063)
Inventory provision	3,521	386
Loss on disposition of equipment	201	100
Changes in assets and liabilities
Accounts receivable, net	(10,803)	(3,611)
Inventory, net	(13,319)	(6,661)
Prepaid expenses and other assets	(6,888)	(1,185)
Accounts payable	5,068	6,373
Accrued expenses	(13,186)	(17,234)
Deferred revenue	423	1,949
Operating lease liabilities	(1,969)	(1,884)
Other liabilities	(2,455)	(2,512)
Net cash used in operating activities	(94,691)	(79,029)
Cash flows from investing activities
Purchase of property and equipment	(3,721)	(3,638)
Purchase of investments	(233,291)	(76,369)
Sales of investments	595	—
Maturities of investments	163,864	122,060
Net cash (used in) provided by investing activities	(72,553)	42,053
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	189,200	—
Proceeds from issuance of common stock from equity plans	7,235	5,592
Notes payable principal payoff	(446)	(377)
Net cash provided by financing activities	195,989	5,215
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,745	(31,761)
Cash, cash equivalents, and restricted cash at beginning of period	328,311	465,817
Cash, cash equivalents, and restricted cash at end of period	$357,056	$434,056
Cash and cash equivalents at end of period	353,834	428,574
Restricted cash at end of period	3,222	5,482
Cash, cash equivalents, and restricted cash at end of period	$357,056	$434,056
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
We are a life science technology company that is designing, developing, and manufacturing advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our existing HiFi long-read sequencing technology and our emerging short-read Sequencing by Binding (SBBTM) technology. Our products address solutions across a broad set of applications including human genomics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies, and agricultural companies.
References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.
Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2022 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2023. Actual results could differ materially from these estimates.
Cash, Cash Equivalents, Restricted Cash and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.

We classify our investments in debt securities as available-for sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income (expense), net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income (expense), net.
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
Concentration and Other Risks
For the three months ended March 31, 2023, no customer represented 10% or greater of our total revenue during the period. For the three months ended March 31, 2022, two customers accounted for approximately 14% and 11%, respectively, of total revenue during the period. No other customers exceeded 10% during those periods.
As of March 31, 2023, 49% of our accounts receivable were from domestic customers, compared to 57% as of December 31, 2022. As of March 31, 2023, no customer represented 10% or greater of our accounts receivable, while one customer represented approximately 10% of our net accounts receivable as of December 31, 2022.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU provides specific guidance on how to recognize contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This amendment improves comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. We adopted this ASU on January 1, 2023. The adoption of this guidance did not have a material effect on our consolidated financial statements.
Significant Accounting Policies
There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
NOTE 2. FINANCIAL INSTRUMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$103,753	$250,081	$—	$353,834	$137,636	$187,453	$—	$325,089
Investments:
Commercial paper	—	109,873	—	109,873	—	127,302	—	127,302
Corporate debt securities	—	87,381	—	87,381	—	49,491	—	49,491
U.S. government & agency securities	—	323,804	—	323,804	—	270,436	—	270,436
Total investments	—	521,058	—	521,058	—	447,229	—	447,229

Short-term restricted cash	300	—	—	300	300	—	—	300
Long-term restricted cash	2,922	—	—	2,922	2,922	—	—	2,922
Total assets measured at fair value	$106,975	$771,139	$—	$878,114	$140,858	$634,682	$—	$775,540

Liabilities
Contingent consideration	$—	$—	$184,350	$184,350	$—	$—	$172,094	$172,094
Total liabilities measured at fair value	$—	$—	$184,350	$184,350	$—	$—	$172,094	$172,094
We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.
We estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from June 30, 2023 to June 30, 2025. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which ranges from 9.3% to 10.2%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Changes in the estimated fair value of the contingent consideration liability for the three months ended March 31, 2023 were as follows (in thousands):

Level 3
Beginning balance as of December 31, 2022	$172,094
Change in estimated fair value	12,256
Ending balance as of March 31, 2023	$184,350
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
For the three months ended March 31, 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments (in thousands):

	As of March 31, 2023
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	353,837	24	(27)	353,834
Investments:
Commercial paper	110,009	17	(153)	109,873
Corporate debt securities	87,426	299	(344)	87,381
U.S. government & agency securities	325,544	576	(2,316)	323,804
Total investments	522,979	892	(2,813)	521,058
Total cash, cash equivalents and investments	$876,816	$916	$(2,840)	$874,892

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922

	As of December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	325,144	6	(61)	325,089
Investments:
Commercial paper	127,626	9	(333)	127,302
Corporate debt securities	49,998	—	(507)	49,491
U.S. government & agency securities	274,315	1	(3,880)	270,436
Total investments	451,939	10	(4,720)	447,229
Total cash, cash equivalents and investments	$777,083	$16	$(4,781)	$772,318

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2023 (in thousands):

Fair Value
Due in one year or less	$634,191
Due after one year through five years	136,948
Total	$771,139
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 3. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components (in thousands):

	March 31, 2023	December 31, 2022
Purchased materials	$25,475	$24,139
Work in process	21,705	14,062
Finished goods	14,775	12,180
Inventory, net	$61,955	$50,381
Intangible Assets and Goodwill
Intangible assets include acquired in-process research and development ("IPR&D") of $400 million as a result of the Omniome acquisition in September 2021. The IPR&D will remain on our Consolidated Balance Sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will begin to amortize the asset over the life of the product, or record an impairment charge if the asset is determined to be impaired.
In addition to IPR&D, definite-lived intangible assets included the following (in thousands, except years):

		As of March 31, 2023			As of December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$11,179	$(1,228)	$9,951	$11,179	$(1,039)	$10,140
Customer relationships	2	360	(300)	60	360	(255)	105
Total		$11,539	$(1,528)	$10,011	$11,539	$(1,294)	$10,245

The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Remainder of 2023	$619
2024	745
2025	745
2026	745
2027	746
2028 and thereafter	6,411
Total	$10,011
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
Deferred Revenue
On June 24, 2022, we entered into an Amended and Restated Development and Commercialization Agreement (the “Amended and Restated Agreement”) with Invitae Corporation (“Invitae”). During the three months ended March 31, 2023, Invitae did not purchase any of the instruments or consumables under the terms of the

Amended and Restated Agreement. As of March 31, 2023 and December 31, 2022, $21.4 million of deferred revenue, current, is recorded on the Condensed Consolidated Balance Sheet relating to all future performance obligations under the Amended and Restated Agreement. Refer to Note 3 – Invitae Collaboration, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information.
As of March 31, 2023, we had a total of $32.7 million of deferred revenue, $30.9 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae. The deferred revenue, non-current balance of $1.8 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 5 years. Revenue recorded in the three months ended March 31, 2023 includes $3.5 million of previously deferred revenue that was included in deferred revenue as of December 31, 2022.
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
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,651	$594
Additions charged to cost of product revenue	604	953
Repairs and replacements	(631)	(373)
Balance at end of period	$1,624	$1,174
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
As of March 31, 2023, the carrying value of term loans outstanding was $1.9 million. The related long-term portion of $0.2 million was recorded as part of other liabilities, non-current and the short-term portion of $1.7 million was recorded as part of other liabilities, current on the Condensed Consolidated Balance Sheet. The interest expense was $0.1 million for the three months ended March 31, 2023, which was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2023	$1,395
2024	490
Total	$1,885
NOTE 4. CONVERTIBLE SENIOR NOTES
On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900 million in aggregate principal amount of our 1.5% Convertible Senior Notes (the “Notes”). The Notes were issued on February 16, 2021.

The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes bear interest at a rate of 1.5% per annum. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 and commenced on August 15, 2021. The Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.
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
The net carrying amount of the liability for the Notes is recorded as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$900,000	$900,000
Unamortized debt issuance costs	(3,161)	(3,317)
Net carrying amount	$896,839	$896,683
For the three months ended March 31, 2023 and 2022, interest expense for the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$3,375	$3,375
Amortization of debt issuance costs	156	153
Total interest expense	$3,531	$3,528
As of March 31, 2023, the estimated fair value (Level 2) of the Notes was $693.0 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.
NOTE 5. COMMITMENTS AND CONTINGENCIES
The Company has entered into various operating lease agreements, primarily relating to our corporate offices. See Note 8 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the Company’s maturity of lease liabilities under its lease agreements.
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2023 and December 31, 2022.
NOTE 6. STOCKHOLDERS’ EQUITY
Underwritten Public Equity Offering
In January 2023, we entered into an underwriting agreement, relating to the public offering of 17.5 million shares of our common stock, $0.001 par value per share, at a price to the public of $10.00 per share. Under the terms of the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to an additional 2.6 million shares of our common stock, which was subsequently exercised in full, and the offering, including the sale of shares of common stock subject to the underwriters' option, closed in January 2023. In total, we sold 20.1 million shares of our common stock. We paid a commission equal to 5.75% of the gross proceeds from the sale of shares of our common stock. The total net proceeds to us from the offering after deducting the underwriting discount were approximately $189.7 million, excluding approximately $0.5 million of offering expenses.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the Company's underwritten public equity offerings and private placement of common stock.
Equity Plans
At March 31, 2023, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of March 31, 2023, we had 12.8 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the Company's equity plans.
Stock Options
Time-based Stock Options
The following table summarizes stock option activity for time-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	14,618	$10.60
Granted	—	—
Exercised	(250)	3.75
Canceled	(362)	17.16
Outstanding at March 31, 2023	14,006	$10.55

Performance-based Stock Options
The following table summarizes stock option activity for performance-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	258	$4.71
Granted	—	—
Exercised	(230)	4.71
Canceled	(4)	4.71
Outstanding at March 31, 2023	24	$4.71
Restricted Stock Units (“RSU”) and Performance Stock Units ("PSU")
We issue RSUs for which the respective shares vest when the requisite service period is achieved. We issue PSUs for which the number of shares issuable in the third year of the performance period based on performance relative to specified revenue targets and continued employment through the vesting period. The following table summarizes the time-based RSUs and PSUs activity (shares in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
			RSU	PSU
Outstanding at December 31, 2022	8,535	—	$15.16	$—
Granted	6,341	564	9.47	9.43
Vested	(1,640)	—	16.47	—
Forfeited	(465)	—	17.80	—
Outstanding at March 31, 2023	12,771	564	$12.07	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,052,908 and 1,316,923 during the three months ended March 31, 2023 and 2022, respectively. In February 2023, an additional 4.0 million shares were reserved under the ESPP. As of March 31, 2023, 12.9 million shares of our common stock remain available for issuance under our ESPP.
Share-Based Compensation
The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,949	$1,758
Research and development	6,705	8,965
Sales, general and administrative	9,299	11,980
Total share-based compensation expense	$17,952	$22,703
Determining Fair Value
We estimate the fair value of stock options granted using the Black-Scholes valuation method and a single option award approach. When determining the current share prices underlying the stock options for calculating the grant-date fair value, we reference the observable market prices of our stock. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of RSUs and PSUs granted is the closing price of our shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For shares purchased under our ESPP, we estimate the grant-date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. We estimate forfeitures of stock options, RSUs and shares purchased under our ESPP which is utilized to determine the compensation expense to be recorded over the requisite service period.
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
For the three months ended March 31, 2023, there were no employee stock options granted. The fair value of employee stock options was estimated using the following assumptions:

Three Months Ended March 31,
2022
Expected term in years	4.60
Expected volatility	70%
Risk-free interest rate	1.76%
Dividend yield	—
Weighted average grant date fair value per share	$6.66

The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	97%	70%
Risk-free interest rate	4.89% — 5.20%	0.60% — 1.31%
Dividend yield	—	—
Weighted average grant date fair value per share	$5.00	$5.42
NOTE 7. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of the convertible senior notes, using the if-converted method, and outstanding equity awards using the treasury stock method.

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(88,015)	$(81,499)

Denominator:
Basic
Weighted average shares used in computing basic net loss	242,032	222,289
Basic net loss per share	$(0.36)	$(0.37)

Diluted
Weighted average shares used in computing diluted net loss per share	242,032	222,289
Diluted net loss per share	$(0.36)	$(0.37)
The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares issuable upon conversion of convertible senior notes	20,690	20,690
Equity Awards	30,366	26,752
As described in Note 2. Business Acquisitions in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022, the contingently issuable shares would be due upon the achievement of a milestone.
NOTE 8. REVENUE
A summary of our revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$19,071	$19,082
Europe, Middle East and Africa	7,870	5,700
Asia-Pacific	11,959	8,391
Total	$38,900	$33,173
A summary of our revenue by category is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Instrument revenue	$20,700	$15,550
Consumable revenue	13,954	12,694
Product revenue	34,654	28,244
Service and other revenue	4,246	4,929
Total revenue	$38,900	$33,173

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2023, or our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long-read sequencing technology and our emerging Sequencing by Binding ("SBB") short-read sequencing technology. Our products address solutions across a broad set of research applications including human genomics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
Our focus is on providing our customers with advanced sequencing technologies with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies and agricultural companies.
As of March 31, 2023, our commercial team consisted of approximately 196 employees, including 59 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.
Strategic Objectives
Our 2023 strategic objectives are to:

•Drive rapid adoption of RevioTM by converting existing Sequel® II/IIe customers and attracting new PacBio customers
•Demonstrate Onso’s extraordinary level of accuracy in the field and show how it can transform research in needle-in-haystack applications

•Progress development of ultra-high-throughput and benchtop long-read sequencers and next generation SBBTM short-read sequencer
•Leverage current infrastructure to drive toward positive cash flow
•Expand partnerships across ecosystem and workflow to drive customer adoption of SBB short-read sequencing and HiFi long-read sequencing

We will continue to leverage our commercial organization and make significant improvements in the efficiency and usability of our products to seek to reach a broader customer base. We believe the commercial investments we have recently made will further help drive growth in our business.
To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing technologies. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. In October 2022, we announced Revio, our new HiFi long-read sequencing system. We began taking orders in the fourth quarter of 2022 and commenced commercial Revio shipments in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to existing third-party short-read sequencing products already on the market, we are also progressing development of OnsoTM, our SBB short-read platform. We began taking orders in the first quarter of 2023 and we believe we remain on track for commercial shipment in the second quarter of 2023.

We continue to believe that with the capabilities of our HiFi chemistry and SMRTTM technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for the company. We plan to continue to pursue partner collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.
Financial Overview
The COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods, and services worldwide, including in the regions in which we sell our products and services and conduct our business operations. In the past, we were negatively impacted by the COVID-19 pandemic and we may be negatively impacted by any future resurgence of the COVID-19 pandemic. Additionally, macroeconomic dynamics including rising inflation, global supply chain constraints, volatile capital markets, competition, exchange rates and lockdown restrictions associated with COVID-19 have adversely impacted our customers and lengthened customer sales cycles. We expect these factors to continue to impact our revenues and results of operations throughout 2023, the size and duration of which is significantly uncertain, and as a result, we cannot reasonably estimate the future impact to our operations and financial results.

See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key highlights of the three months ended March 31, 2023 consolidated financial results include the following:

•Revenue increased $5.7 million, or 17%, to $38.9 million for the three months ended March 31, 2023, as compared to $33.2 million for the three months ended March 31, 2022. The increase was primarily driven by the launch of Revio in the first quarter ended March 31, 2023, which is sold at a higher average selling price than our previous Sequel II and IIe platform. We ended the quarter with an installed base of 32 Revio systems and we shipped 6 Sequel IIe systems in the quarter.

•Gross profit as a percentage of revenue (gross margin) was 25% for the three months ended March 31, 2023, compared to 43% for the three months ended March 31, 2022. Gross margin declined due in part to instrument mix, as Revio instruments sold during the quarter had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, as well as adjustments of approximately $3.5 million primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Our gross margin in future periods will depend on several factors, including new product transitions and offerings, strategic product pricing; product mix as a result of higher-margin consumables; supply chain constraints and inflation increasing costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; and excess or obsolete inventories.

•Loss from operations increased $13.7 million, or 18%, to $91.3 million for the three months ended March 31, 2023, as compared to $77.5 million for the three months ended March 31, 2022, driven primarily by an increase of $9.3 million of operating expenses, including a $4.0 million decrease in research and development expenses and a $13.3 million increase in the change in the fair value of the contingent consideration, and a decline in gross profit of $4.4 million.

•Cash, cash equivalents, and short-term investments were $874.9 million at March 31, 2023, which represents a 13% increase compared to the balance at December 31, 2022.

Results of Operations
Comparison of the Three months ended March 31, 2023 and 2022

(in thousands, except percentages)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$34,654	$28,244	$6,410	23%
Service and other revenue	4,246	4,929	(683)	(14)%
Total revenue	38,900	33,173	5,727	17%
Cost of Revenue:
Cost of product revenue	25,164	14,820	10,344	70%
Cost of service and other revenue	3,792	4,015	(223)	(6%)
Amortization of intangible assets	183	183	—	—%
Total cost of revenue	29,139	19,018	10,121	53%
Gross profit	9,761	14,155	(4,394)	(31%)
Operating Expense:
Research and development	48,939	52,937	(3,998)	(8)%
Sales, general and administrative	39,818	39,804	14	—%
Change in fair value of contingent consideration	12,256	(1,063)	13,319	(1253)%
Total operating expense	101,013	91,678	9,335	10%
Operating loss	(91,252)	(77,523)	(13,729)	18%
Interest expense	(3,630)	(3,697)	67	(2)%
Other income (expense), net	6,867	(279)	7,146	(2561%)
Net loss	$(88,015)	$(81,499)	$(6,516)	8%
Revenue
Revenue increased $5.7 million, or 17%, to $38.9 million for the three months ended March 31, 2023, as compared to $33.2 million for the three months ended March 31, 2022.
Instrument revenue increased $5.2 million, or 33%, to $20.7 million for the three months ended March 31, 2023, as compared to $15.6 million for the three months ended March 31, 2022, primarily due to the sale of 32 newly launched Revio systems that have a higher average selling price. We expect sales volumes and the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this new product launch, we anticipate installed base and sales volumes of Sequel II/IIe to decline compared to recent quarters.

Consumables revenue increased $1.3 million, or 10%, to $14.0 million for the three months ended March 31, 2023, as compared to $12.7 million for the three months ended March 31, 2022. The increase in consumable sales was primarily due to higher Revio and Sequel II/IIe consumables sales attributable to the growth in the instrument installed base as compared to the same period in the prior year.

Service and other revenue decreased $0.7 million, or 14%, to $4.2 million for the three months ended March 31, 2023, as compared to $4.9 million for the three months ended March 31, 2022, primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. We expect service revenue to continue to decline during the remainder of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period, with fewer customers renewing Sequel service contracts.
Cost of Revenue, Gross Profit and Gross Margin

Cost of product revenue increased $10.3 million, or 70%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The cost of product revenue increased primarily due to higher overall product costs, as well as adjustments of approximately $3.5 million primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio.

Gross profit decreased $4.4 million, or 31%, to $9.8 million for the three months ended March 31, 2023, compared to $14.2 million for the three months ended March 31, 2022. Gross margin was 25% for the three months ended March 31, 2023, compared to gross margin of 43% for the three months ended March 31, 2022. The decrease in gross margin was due in part to instrument mix, as Revio instruments sold during the quarter had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, as well as adjustments of approximately $3.5 million primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. While we expect gross margin to expand during the remainder of the year, gross margin could fluctuate depending on the pace at which Sequel II/IIe usage declines and Revio manufacturing is scaled.
Research and Development Expense
Research and development expense decreased by $4.0 million, or 8%, to $48.9 million for the three months ended March 31, 2023, compared to the $52.9 million for three months ended March 31, 2022. The decrease was primarily driven by the transition of Revio from development to commercialization. Research and development expense included share-based compensation expense of $6.7 million and $9.0 million during the three months ended March 31, 2023 and 2022, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense remained consistent at $39.8 million for each of the three months ended March 31, 2023 and 2022. Sales, general, and administrative expense included share-based compensation expense of $9.3 million and $12.0 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in share-based compensation expense of $2.7 million was primarily offset by an increase in marketing expenses of $2.3 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $12.3 million during the three months ended March 31, 2023, represents the remeasurement impact of the contingent consideration liability of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The increase in contingent consideration liability was primarily due to changes in the probabilities of milestone achievement, as well as the passage of time.
Interest Expense
Interest expense for the three months ended March 31, 2023, was $3.6 million compared to $3.7 million for the three months ended March 31, 2022 and was primarily comprised of interest on the Convertible Senior Notes.
Other Income (Expense), net
Other income (expense), net for the three months ended March 31, 2023, was $6.9 million compared to $(0.3) million for the three months ended March 31, 2022. The $7.1 million increase was primarily due to investment income.

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
January 2023 Public Offering
On January 27, 2023, we issued and sold an aggregate of 20,125,000 shares of our common stock at a purchase price of $10.00 per share pursuant to an automatic shelf registration statement filed on Form S-3 with the Securities and Exchange Commission, resulting in aggregate gross proceeds of approximately $201.3 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $12.1 million, the net proceeds from the offering were approximately $189.2 million.
As of March 31, 2023, we had cash, cash equivalents and investments of $874.9 million compared to $772.3 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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
Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash used in operating activities	$(94,691)	$(79,029)
Cash (used in) provided by investing activities	(72,553)	42,053
Cash provided by financing activities	195,989	5,215
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,745	$(31,761)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the three months ended March 31, 2023, of $94.7 million was due primarily to a $88.0 million net loss that included non-cash items such as share-based compensation of $18.0 million, change in estimated fair value of contingent consideration of $12.3 million, depreciation expense of $2.8 million, amortization of right-of-use assets of $1.5 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $2.2 million and $43.1 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities were primarily driven by increases in inventory, accounts receivable and prepaid and other assets, as well as decreases in accrued expenses, other liabilities and operating lease liabilities. These uses of cash were partially offset by an increase in accounts payable.
Cash used in operating activities for the three months ended March 31, 2022, of $79.0 million was due primarily to a $81.5 million net loss that included non-cash items such as share-based compensation of $22.7 million, depreciation expense of $2.3 million, amortization of right-of-use assets of $1.7 million, a $1.1 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $24.4 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities were primarily driven by decreases in accrued expenses, other liabilities and operating lease liabilities, as well as increases in inventory, accounts receivable and prepaid and other assets. These uses of cash were partially offset by increases in accounts payable and deferred revenue.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities. Cash used in investing activities for the three months ended March 31, 2023, was due to $164.5 million of maturities and sales of investments offset by $233.3 million in purchases of investments, and $3.7 million in purchases of property and equipment.
Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. Cash provided by investing activities for the three months ended March 31, 2022, was due primarily to $122.1 million in maturities of investments offset by net purchases of investments of $76.4 million, and partially offset by purchases of property and equipment of $3.6 million.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2023 primarily resulted from $189.2 million in net proceeds related to the issuance of common stock from the underwritten public equity offering and $7.2 million from the issuance of common stock through our equity compensation plans.
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
There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 5. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
We carry our convertible senior notes at the principal amount, less unamortized debt issuance costs, on our Condensed Consolidated Balance Sheets. Because the notes have a fixed annual interest rate of 1.50%, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the three months ended March 31, 2023, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of March 31, 2023 was $875 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2023 would have affected the fair value of our investment portfolio by approximately $3.5 million.
There have been no other material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
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

In December 2022, Take2 Technologies, Ltd. and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595). The complaint alleges that our Sequel™ II systems, Sequel IIe Systems, and Revio™ Systems that operate version 11.0 or later of the SMRT™ Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023. We also filed a motion to transfer the case to the Northern District of California on March 2, 2023. We believe the infringement allegations in the complaint lack merit and we intend to vigorously defend in this matter.

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
Item 1A.    Risk Factors
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

We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we recently announced our new RevioTM long-read sequencing system in the fourth quarter of 2022, and commenced commercial Revio shipments in the first quarter of 2023, and we are also progressing development of OnsoTM, our SBB short-read platform, and we believe we remain on track for commercial shipment in the second quarter of 2023. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our Revio and Onso products from our prior generation products, and could incur related obsolete inventory charges. Customers may also be slower that we anticipate in making new capital equipment acquisitions, especially in the current economic environment. However, due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

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

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to our existing products and the continued development and anticipated launch of the Onso SBB short-read system. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies, or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. In July 2021, we acquired Circulomics, and in September 2021, we acquired Omniome. As of March 31, 2023, we recorded goodwill of $410.0 million and intangible assets of $410.0 million. See Note 2. Business Acquisitions in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe and Revio Systems, and the Onso product under development, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, Revio, Onso, and other SMRT Cell, HiFi, and SBB products under development, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and Revio Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

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

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell, the Sequel II/IIe and Revio Systems, and the development of the Onso SBB short-read sequencing system, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry, particularly in the San Francisco Bay Area, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition has been exacerbated by the increase in employee resignations in 2021 and 2022, as well as continued employee turnover, that have been experienced by us and reported by employers nationwide. In addition, we have experienced significant turnover in our senior management team in recent periods. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our existing and new products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.

Our success is highly dependent on our ability to further penetrate nucleic acid sequencing applications as well as on the growth and expansion of the demand for our products. If our products fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology, and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of the SMRT Cell, Sequel II/IIe and Revio Systems, and anticipated sale and commercialization of Onso, and related products may not grow sufficiently to cover our costs.

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

In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells, flow cells, and of reagents for both our long- and short-read technologies, involve a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells, flow cells and other products, inadequate reserves for inventory, or other issues.

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, flow cells, or sub-performing reagent lots, may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, particularly if high rates of inflation continue, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if we experience increased cases of COVID-19 among our employees, or if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability due to COVID-19. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

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

There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina, BGI Genomics (also known as MGI or Complete Genomics), Thermo, ONT Ltd., Roche, Bionano, and Qiagen. Other companies recently entering the market include Ultima Genomics, Element Biosciences and Singular Genomics. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales, and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

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

Products using our SMRT sequencing and SBB technology are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel System and the Sequel II/IIe Systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Sequel II/IIe, Onso, and Revio Systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including Revio and Onso, or enhancements to our existing products, including the SMRT Cell and Sequel II/IIe Systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Consequently, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. Tariffs imposed by the U.S. and China have increased, and may continue to increase, our costs. Additionally, export restrictions imposed by the U.S. may impact our ability to export certain products to customers or distributors in China and restrict our ability to use certain integrated circuits in our products, and it is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. Moreover, the Chinese government may retaliate against U.S. trade restrictions in ways that could impact our business. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax, or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For more information, see “—Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business,” below.

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

We face significant risks associated with doing business with Taiwanese suppliers and manufacturers due to the tense relationship between Taiwan and mainland China.

Substantially all of our consumable chips are partly manufactured by a company based in Taiwan. Our supply of consumables chips and other critical components may be materially and adversely affected by diplomatic, geopolitical, military and other developments affecting the relationship between China and Taiwan. Recent military exercises in the Taiwan Strait have contributed to geopolitical uncertainty regarding the future of the relationship between China and Taiwan. Current or future diplomatic, geopolitical, military or other tensions between China and Taiwan may lead to circumstances that negatively affect the availability of such consumable chips and other critical components to us, which could limit or prohibit our ability to manufacture consumable chips and other critical components or lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, which could materially and adversely impact our business, operations, prospects, financial condition and results, and results of operations.

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

Our operating results during any given period can also be impacted by numerous other factors, including the following:

•	market acceptance for our products;
•	our ability to attract new customers;
•	the length of our sales cycles, as discussed above;
•	our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;
•	publications of studies by us, our competitors or third parties;
•	the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation;
•	the amount and timing of our costs and expenses;
•	changes in our pricing policies or those of our competitors;
•	general economic, industry and market conditions;
•	the regulatory environment in which we operate;
•	expenses associated with warranty obligations or unforeseen product quality issues;
•	the hiring, training, and retention of key employees, including our ability to grow our sales organization;
•	litigation or other claims against us for intellectual property infringement or otherwise;
•	our ability to obtain additional financing as necessary;
•	changes or trends in new technologies and industry standards; and the impact of COVID--19.
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

Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, and as a result, our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Section 382. Consequently, we may not be able to utilize some or all of our NOLs even if we attain profitability.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.

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

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or (“CPRA”), which significantly expanded the CCPA as of January 1, 2023, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that is effective as of January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that is effective as of July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that is effective as of July 1, 2023, Connecticut, which in May 2022 enacted a similar law, an Act Concerning Personal Data Privacy and Online Monitoring, that is effective as of July 1, 2023, and Iowa, which in March 2023 enacted an Act Relating to Consumer Data Protection, that is effective as of January 1, 2025. Similar laws are being considered by other state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law. These and future laws and regulations may increase our compliance costs and potential liability.

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Default Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________
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

Pacific Biosciences of California, Inc.

Date: May 4, 2023	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2023	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)