Form 10-Q
period 2023-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2023-08-04
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 31, 2023: 250,558,293.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$209,287	$325,089
Investments	620,575	447,229
Accounts receivable, net	24,034	18,786
Inventory, net	67,608	50,381
Prepaid expenses and other current assets	13,748	10,289
Short-term restricted cash	300	300
Total current assets	935,552	852,074
Property and equipment, net	40,317	41,580
Operating lease right-of-use assets, net	36,444	39,763
Long-term restricted cash	2,422	2,922
Intangible assets, net	409,779	410,245
Goodwill	409,974	409,974
Other long-term assets	13,143	10,528
Total assets	$1,847,631	$1,767,086
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,512	$12,028
Accrued expenses	27,010	32,596
Deferred revenue, current	24,983	30,498
Operating lease liabilities, current	9,243	8,886
Other liabilities, current	7,336	7,233
Contingent consideration liability, current	186,325	172,094
Total current liabilities	271,409	263,335
Deferred revenue, non-current	4,992	1,794
Operating lease liabilities, non-current	36,599	41,070
Convertible senior notes, net, non-current	891,795	896,683
Other liabilities, non-current	837	1,300
Total liabilities	1,205,632	1,204,182

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 250,473 and 226,505 shares at June 30, 2023 and December 31, 2022, respectively	250	227
Additional paid-in capital	2,334,623	2,099,782
Accumulated other comprehensive loss	(2,686)	(4,765)
Accumulated deficit	(1,690,188)	(1,532,340)
Total stockholders’ equity	641,999	562,904
Total liabilities and stockholders’ equity	$1,847,631	$1,767,086
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue:
Product revenue	$43,655	$30,175	$78,309	$58,419
Service and other revenue	3,918	5,292	8,164	10,221
Total revenue	47,573	35,467	86,473	68,640
Cost of Revenue:
Cost of product revenue	28,432	15,499	53,596	30,319
Cost of service and other revenue	3,412	3,592	7,204	7,607
Amortization of intangible assets	183	183	366	366
Total cost of revenue	32,027	19,274	61,166	38,292
Gross profit	15,546	16,193	25,307	30,348
Operating Expense:
Research and development	46,173	50,348	95,112	103,285
Sales, general and administrative	40,573	39,252	80,391	79,056
Change in fair value of contingent consideration	1,975	(5,438)	14,231	(6,501)
Total operating expense	88,721	84,162	189,734	175,840
Operating loss	(73,175)	(67,969)	(164,427)	(145,492)
Loss on extinguishment of debt	(2,033)	—	(2,033)	—
Interest expense	(3,554)	(3,681)	(7,184)	(7,378)
Other income (expense), net	8,929	256	15,796	(23)
Loss before expense (benefit) from income taxes	(69,833)	(71,394)	(157,848)	(152,893)
Expense (benefit) from income taxes	—	—	—	—
Net loss	(69,833)	(71,394)	(157,848)	(152,893)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(762)	(1,372)	2,079	(4,370)
Comprehensive loss	$(70,595)	$(72,766)	$(155,769)	$(157,263)
Net loss per share:
Basic	$(0.28)	$(0.32)	$(0.64)	$(0.68)
Diluted	$(0.28)	$(0.32)	$(0.64)	$(0.68)
Weighted average shares outstanding used in calculating net loss per share:
Basic	250,070	224,499	246,074	223,400
Diluted	250,070	224,499	246,074	223,400
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
For the three months ended June 30, 2023
Balance at March 31, 2023	249,803	$250	$2,314,146	$(1,924)	$(1,620,355)	$692,117
Net loss	—	—	—	—	(69,833)	(69,833)
Other comprehensive loss	—	—	—	(762)	—	(762)
Issuance of common stock in conjunction with equity plans	670	—	2,586	—	—	2,586
Share-based compensation expense	—	—	17,891	—	—	17,891
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999

For the three months ended June 30, 2022
Balance at March 31, 2022	224,329	$224	$2,038,030	$(4,085)	$(1,299,591)	$734,578
Net loss	—	—	—	—	(71,394)	(71,394)
Other comprehensive loss	—	—	—	(1,372)	—	(1,372)
Issuance of common stock in conjunction with equity plans	427	1	847	—	—	848
Share-based compensation expense	—	—	19,226	—	—	19,226
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886

For the six months ended June 30, 2023
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(157,848)	(157,848)
Other comprehensive income	—	—	—	2,079	—	2,079
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	3,843	3	9,818	—	—	9,821
Share-based compensation expense	—	—	35,843	—	—	35,843
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999

For the six months ended June 30, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(152,893)	(152,893)
Other comprehensive loss	—	—	—	(4,370)	—	(4,370)
Issuance of common stock in conjunction with equity plans	3,778	4	6,436	—	—	6,440
Share-based compensation expense	—	—	41,722	—	—	41,722
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(157,848)	$(152,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,584	4,591
Amortization of intangible assets	466	456
Amortization of right-of-use assets	3,330	3,412
Amortization of debt discount and financing costs	324	319
Share-based compensation expense	35,843	41,722
Accretion of discount and amortization of premium on marketable securities, net	(6,113)	1,143
Change in the estimated fair value of contingent consideration	14,231	(6,501)
Loss on extinguishment of debt	2,033	—
Inventory provision	4,295	1,789
Loss on disposition of equipment	45	77
Changes in assets and liabilities
Accounts receivable, net	(5,248)	(2,817)
Inventory	(19,703)	(14,955)
Prepaid expenses and other assets	(6,085)	(340)
Accounts payable	4,262	1,331
Accrued expenses	(5,956)	(11,357)
Deferred revenue	(2,317)	(2,115)
Operating lease liabilities	(4,114)	(3,833)
Other liabilities	539	379
Net cash used in operating activities	(136,432)	(139,592)
Cash flows from investing activities
Purchase of property and equipment	(5,989)	(7,657)
Purchases of investments	(476,879)	(241,086)
Sales of investments	595	—
Maturities of investments	311,129	230,515
Net cash used in investing activities	(171,144)	(18,228)
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	189,200	—
Proceeds from issuance of common stock from equity plans	9,821	6,440
Payment of debt issuance costs	(6,836)	—
Notes payable principal payoff	(911)	(770)
Net cash provided by financing activities	191,274	5,670
Net decrease in cash, cash equivalents, and restricted cash	(116,302)	(152,150)
Cash, cash equivalents, and restricted cash at beginning of period	328,311	465,817
Cash, cash equivalents, and restricted cash at end of period	$212,009	$313,667
Cash and cash equivalents at end of period	209,287	310,445
Restricted cash at end of period	2,722	3,222
Cash, cash equivalents, and restricted cash at end of period	$212,009	$313,667
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
We are a life science technology company that is designing, developing, and manufacturing advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our existing HiFi long-read sequencing technology and our emerging short-read Sequencing by Binding (SBBTM) technology. Our products address solutions across a broad set of applications including human genomics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on providing our customers with advanced sequencing solutions with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies, and agricultural companies.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2023. Actual results could differ materially from these estimates.
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
Concentration and Other Risks
For the three months ended June 30, 2023, one customer accounted for approximately 10% of total revenue during the period. For the three months ended June 30, 2022, one customer accounted for approximately 11% of total revenue during the period. For the six months ended June 30, 2023 and 2022, no customers accounted for approximately 10% or greater of total revenue during the respective periods. No other customers exceeded 10% during those periods.
As of June 30, 2023, 45% of our accounts receivable were from domestic customers, compared to 57% as of December 31, 2022. As of June 30, 2023, no customer represented 10% or greater of our accounts receivable, while one customer represented approximately 10% of our net accounts receivable as of December 31, 2022.
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

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$93,902	$115,385	$—	$209,287	$137,636	$187,453	$—	$325,089
Investments:
Commercial paper	—	94,124	—	94,124	—	127,302	—	127,302
Corporate debt securities	—	74,584	—	74,584	—	49,491	—	49,491
U.S. government & agency securities	—	451,867	—	451,867	—	270,436	—	270,436
Total investments	—	620,575	—	620,575	—	447,229	—	447,229

Short-term restricted cash	300	—	—	300	300	—	—	300
Long-term restricted cash	2,422	—	—	2,422	2,922	—	—	2,922
Total assets measured at fair value	$96,624	$735,960	$—	$832,584	$140,858	$634,682	$—	$775,540

Liabilities
Contingent consideration	$—	$—	$186,325	$186,325	$—	$—	$172,094	$172,094
Total liabilities measured at fair value	$—	$—	$186,325	$186,325	$—	$—	$172,094	$172,094
We classify contingent consideration, which was incurred in connection with the acquisition of Omniome, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value.

We estimate the fair value of the contingent consideration liability by discounting the probability-weighted outcomes to present value using an estimate of our borrowing rate and the risk-free rate. The potential outcomes of milestone achievement dates are within the period from September 30, 2023 to June 30, 2024. A decrease in the probability of an earlier scenario within this range would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- and B credit rating, which ranges from 10.1% to 10.2%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.
Changes in the estimated fair value of the contingent consideration liability for the six months ended June 30, 2023 were as follows (in thousands):

Level 3
Beginning balance as of December 31, 2022	$172,094
Change in estimated fair value	14,231
Ending balance as of June 30, 2023	$186,325
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
In August 2023, we commenced customer shipments of the Onso short-read sequencing instrument, with shipments of related consumables expected to occur later in August 2023. The milestone payment associated with PacBio’s acquisition of Omniome will be triggered once both the Onso instrument and related consumables have shipped to one customer.
For the six months ended June 30, 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments (in thousands):

	As of June 30, 2023
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	209,279	17	(9)	209,287
Investments:
Commercial paper	94,247	—	(123)	94,124
Corporate debt securities	74,930	6	(352)	74,584
U.S. government & agency securities	454,092	57	(2,282)	451,867
Total investments	623,269	63	(2,757)	620,575
Total cash, cash equivalents and investments	$832,548	$80	$(2,766)	$829,862

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422

	As of December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	325,144	6	(61)	325,089
Investments:
Commercial paper	127,626	9	(333)	127,302
Corporate debt securities	49,998	—	(507)	49,491
U.S. government & agency securities	274,315	1	(3,880)	270,436
Total investments	451,939	10	(4,720)	447,229
Total cash, cash equivalents and investments	$777,083	$16	$(4,781)	$772,318

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2023 (in thousands):

Fair Value
Due in one year or less	$652,574
Due after one year through five years	83,386
Total	$735,960
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

NOTE 3. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components (in thousands):

	June 30, 2023	December 31, 2022
Purchased materials	$25,225	$24,139
Work in process	22,598	14,062
Finished goods	19,785	12,180
Inventory, net	$67,608	$50,381
Intangible Assets and Goodwill
Intangible assets include acquired in-process research and development ("IPR&D") of $400 million as a result of the Omniome acquisition in September 2021. The IPR&D will remain on our Consolidated Balance Sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will begin to amortize the asset over the life of the product or record an impairment charge if the asset is determined to be impaired.
In addition to IPR&D, definite-lived intangible assets included the following (in thousands, except years):

		As of June 30, 2023			As of December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$11,179	$(1,415)	$9,764	$11,179	$(1,039)	$10,140
Customer relationships	2	360	(345)	15	360	(255)	105
Total		$11,539	$(1,760)	$9,779	$11,539	$(1,294)	$10,245

The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Remainder of 2023	$387
2024	745
2025	745
2026	745
2027	746
2028 and thereafter	6,411
Total	$9,779
We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2023, noting no impairment.

Deferred Revenue
As of June 30, 2023, we had a total of $30.0 million of deferred revenue, $25.0 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae Corporation ("Invitae") and deferred service contract revenues. The deferred revenue, non-current balance of $5.0 million primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae and deferred service contract revenues and is scheduled to be recognized in the next 6 years. The deferred revenue, non-current balance includes $3.0 million that was reclassified from deferred revenue, current to deferred revenue, non-current following receipt of a non-cancellable order from Invitae during the three months ended June 30, 2023 for partial utilization of the available credits, which is expected to be recognized in revenue after 12 months from June 30, 2023. Revenue recorded in the three and six months ended June 30, 2023 includes $4.5 million and $8.0 million, respectively, that was included in deferred revenue as of December 31, 2022, of which $2.1 million was product revenue recognized from the partial utilization of available credits by Invitae during the three and six months ended June 30, 2023. Refer to Note 3 – Invitae Collaboration, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information.
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
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$1,624	$1,174	$1,651	$594
Additions charged to cost of product revenue	2,247	912	2,851	1,865
Repairs and replacements	(1,009)	(477)	(1,640)	(850)
Balance at end of period	$2,862	$1,609	$2,862	$1,609
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
As of June 30, 2023, the carrying value of term loans outstanding was $1.4 million, recorded as part of other liabilities, current on the Condensed Consolidated Balance Sheet. The interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2023, which was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2023	$930
2024	490
Total	$1,420

NOTE 4. CONVERTIBLE SENIOR NOTES
2030 Convertible Senior Notes
In June, 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes”) in exchange for $441.0 million principal amount of the 2028 Notes (the “Exchange Transaction”), pursuant to exemptions from registration under the Securities Act of 1933, as amended, and the rules and regulations thereunder. The 2030 Notes were issued on June 30, 2023.
The 2030 Notes are governed by an indenture (the “2030 Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes bear interest at a rate of 1.375% per annum. Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2023. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase.
The 2030 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2030 Notes are convertible into shares of our common stock based on an initial conversion rate of 46.5116 shares of common stock per $1,000 principal amount of the 2030 Notes (which is equal to an initial conversion price of $21.50 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2030 Notes, we may elect to settle such conversion obligation in shares of our common stock, cash or a combination of shares of our common stock and cash.
On or after June 20, 2028, the 2030 Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2030 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.
Upon the occurrence of a Fundamental Change (as defined in the 2030 Indenture), the holders of the 2030 Notes may require that we repurchase all or part of the principal amount of the 2030 Notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest up to, but excluding, the fundamental change repurchase date, and all unpaid interest from the fundamental change repurchase date thereon, but excluding, the maturity date.
The 2030 Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the 2030 Notes under the 2030 Indenture. The 2030 Indenture also includes customary covenants for convertible notes of this type.
To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the 2030 Notes at a rate equal to (i) 0.25% per annum of the principal amount of the 2030 Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the 2030 Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the 2030 Indenture). On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the 2030 Notes shall be subject to acceleration as provided for in the 2030 Indenture.

The 2030 Notes are accounted for in accordance with the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. Under ASU 2020-06, the guidance requires that debt with an embedded conversion feature is accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument is accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a substantial premium. The conversion feature of the 2030 Notes is not accounted for as an embedded derivative because it is considered to be indexed to our common stock, and the 2030 Notes were not issued at a substantial premium; therefore, the 2030 Notes are accounted for in their entirety as a liability. Because we may elect to settle any conversions entirely in shares, and because settlement in shares is the default settlement method, the liability is classified as non-current.
The requirement to repurchase the 2030 Notes, including unpaid interest to the maturity date in the event of a Fundamental Change, is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of such a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.
The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.
The Exchange Transaction was accounted for as an extinguishment driven by the change in fair value of the embedded conversion option. We recorded a loss on extinguishment of debt of approximately $2.0 million in connection with the Exchange Transaction during the three and six months ended June 30, 2023, which represents the difference between the fair value and the principal amount of the 2030 Notes of the debt at the modification date, plus unamortized debt issuance costs of $1.5 million related to the respective portion of the 2028 Notes.
We incurred issuance costs related to the 2030 Notes of approximately $7.2 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes on our Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%. We also paid accrued but unpaid interest of $2.5 million on the 2028 Notes in connection with the Exchange Transaction on June 30, 2023.
We did not receive any cash proceeds from the Exchange Transaction. In exchange for issuing the 2030 Notes pursuant to the Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$441,000	$—
Unamortized debt premium	560	—
Unamortized debt issuance costs	(7,232)	—
Net carrying amount	$434,328	$—
For the three and six months ended June 30, 2023 and 2022, interest expense for the 2030 Notes was not material.
As of June 30, 2023, the estimated fair value (Level 2) of the 2030 Notes was $441.6 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

2028 Convertible Senior Notes
On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900.0 million in aggregate principal amount of the 2028 Notes. The 2028 Notes were issued on February 16, 2021. As discussed above, in June 2023 we completed an exchange of $441.0 million in aggregate principal amount of our 2028 Notes for $441.0 million aggregate principal amount of the 2030 Notes, leaving approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding
The 2028 Notes are governed by an indenture (the “2028 Indenture”) between the Company and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 1.50% per annum. Interest on the 2028 Notes is payable semi-annually in arrears on February 15 and August 15 and commenced on August 15, 2021. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase.
The 2028 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2028 Notes are convertible into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equal to an initial conversion price of $43.50 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2028 Notes, we may elect to settle such conversion obligation in shares of our common stock, cash or a combination of shares of our common stock and cash.
On or after February 20, 2026, the 2028 Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2028 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.
Upon the occurrence of a Fundamental Change (as defined in the 2028 Indenture), the holders of the 2028 Notes may require that we repurchase all or part of the principal amount of the 2028 Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.
The 2028 Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the 2028 Notes under the 2028 Indenture. The 2028 Indenture also includes customary covenants for convertible notes of this type.
To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the 2028 Notes at a rate equal to (i) 0.25% per annum of the principal amount of the 2028 Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the 2028 Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the 2028 Indenture). On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the 2028 Notes shall be subject to acceleration as provided for in the 2028 Indenture.
The 2028 Notes are accounted for in accordance with the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. Under ASU 2020-06, the guidance requires that debt with an embedded conversion feature is accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument is accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a substantial premium. The conversion feature of the 2028 Notes is not accounted for as an embedded derivative because it is considered to be indexed to our common stock, and the 2028 Notes were not issued at a premium; therefore, the 2028 Notes are accounted for in their entirety as a liability. Because we may elect to settle any conversions entirely in shares, and because settlement in shares is the default settlement method, the liability is classified as non-current.

The requirement to repurchase the 2028 Notes, including unpaid interest to the maturity date in the event of a Fundamental Change, is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of such a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.
The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.
We incurred issuance costs related to the 2028 Notes of approximately $4.5 million, which were recorded as debt issuance costs and are presented as a reduction to the 2028 Notes on our Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the 2028 Notes, resulting in an effective interest rate of 1.6%.
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$459,000	$900,000
Unamortized debt issuance costs	(1,533)	(3,317)
Net carrying amount	$457,467	$896,683
For the three and six months ended June 30, 2023 and 2022, interest expense for the 2028 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$3,319	$3,375	$6,694	$6,750
Amortization of debt issuance costs	155	154	311	307
Total interest expense	$3,474	$3,529	$7,005	$7,057
As of June 30, 2023, the estimated fair value (Level 2) of the 2028 Notes was $388.0 million. The fair value of the 2028 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2023 and December 31, 2022.
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
Equity Plans
At June 30, 2023, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of June 30, 2023, we had 12.2 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the Company's equity plans.

Stock Options
Time-based Stock Options
The following table summarizes stock option activity for time-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	14,618	$10.60
Granted	232	11.94
Exercised	(707)	4.76
Canceled	(581)	18.99
Outstanding at June 30, 2023	13,562	$10.57
Performance-based Stock Options
The following table summarizes stock option activity for performance-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	258	$4.71
Granted	—	—
Exercised	(251)	4.71
Canceled	(4)	4.71
Outstanding at June 30, 2023	3	$4.74
Restricted Stock Units (“RSU”) and Performance Stock Units ("PSU")
We issue RSUs for which the respective shares vest when the requisite service period is achieved. We issue PSUs for which the number of shares issuable in the third year of the performance period based on performance relative to specified revenue targets and continued employment through the vesting period. Maximum achievement of the revenue goal under the PSUs will result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under the PSUs will result in no shares subject to the PSUs becoming eligible to vest. The following table summarizes the time-based RSUs and PSUs activity (shares in thousands):

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
			RSU	PSU
Outstanding at December 31, 2022	8,535	—	$15.16	$—
Granted	6,626	564	9.59	9.43
Vested	(1,831)	—	15.99	—
Forfeited	(687)	—	16.89	—
Outstanding at June 30, 2023	12,643	564	$12.03	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,052,908 and 1,316,923 during the six months ended June 30, 2023 and 2022, respectively. In February 2023, an additional 4.0 million shares were reserved under the ESPP. As of June 30, 2023, 12.9 million shares of our common stock remain available for issuance under our ESPP.

Share-Based Compensation
The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,177	$988	$3,126	$2,746
Research and development	5,423	7,748	12,128	16,713
Sales, general and administrative	11,291	10,283	20,589	22,263
Total share-based compensation expense	$17,891	$19,019	$35,843	$41,722
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
The fair value of employee stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term in years	4.9	4.6
Expected volatility	78%	70% — 72%
Risk-free interest rate	3.73%	1.76% — 2.77%
Dividend yield	—	—
Weighted average grant date fair value per share	$7.76	$6.05

The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	97%	70%
Risk-free interest rate	4.89% — 5.20%	0.60% — 1.31%
Dividend yield	—	—
Weighted average grant date fair value per share	$5.00	$5.42

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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(69,833)	$(71,394)	$(157,848)	$(152,893)

Denominator:
Basic
Weighted average shares used in computing basic net loss	250,070	224,499	246,074	223,400
Basic net loss per share	$(0.28)	$(0.32)	$(0.64)	$(0.68)

Diluted
Weighted average shares used in computing diluted net loss per share	250,070	224,499	246,074	223,400
Diluted net loss per share	$(0.28)	$(0.32)	$(0.64)	$(0.68)
The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable upon conversion of convertible senior notes	31,063	20,690	31,063	20,690
Equity Awards	29,773	25,925	29,773	25,925
As described in Note 2 – Business Acquisitions in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022, the contingently issuable shares would be due upon the achievement of a milestone.

NOTE 8. REVENUE
A summary of our revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$23,960	$21,722	$43,031	$40,804
Europe, Middle East and Africa	10,730	5,735	18,600	11,435
Asia-Pacific	12,883	8,010	24,842	16,401
Total	$47,573	$35,467	$86,473	$68,640
A summary of our revenue by category is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Instrument revenue	$29,923	$15,619	$50,623	$31,169
Consumable revenue	13,732	14,556	27,686	27,250
Product revenue	43,655	30,175	78,309	58,419
Service and other revenue	3,918	5,292	8,164	10,221
Total revenue	$47,573	$35,467	$86,473	$68,640

NOTE 9. SUBSEQUENT EVENTS
On August 2, 2023, we entered into an agreement and plan of reorganization (the “Merger Agreement”), pursuant to which we acquired Apton Biosystems, Inc., a privately held genomics company (“Apton”). The transaction closed on August 2, 2023.
Pursuant to the Merger Agreement, upon the closing of the acquisition, we will, among other things, issue to holders of Apton’s outstanding equity interests (“Apton Securityholders”) approximately 6.3 million shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Additionally, subject to the terms and conditions of the Merger Agreement and the achievement of $50 million in revenue associated with a high throughput sequencer using Apton's technology, Apton Securityholders will also be entitled to receive $25.0 million, which we may elect to pay in cash, shares of Common Stock or a combination of cash and shares of Common Stock. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known, and will be calculated based on the daily volume-weighted average price of the Common Stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Under the terms of the Merger Agreement, we may pay cash in lieu of Common Stock to ensure that the issuance of Common Stock as contemplated by the Merger Agreement does not exceed 19.9% of the shares of Common Stock then outstanding.

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
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality and completeness which include our existing HiFi long-read sequencing solutions and our emerging Sequencing by Binding ("SBB") short-read sequencing solution. Our products address solutions across a broad set of research applications including human genomics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
Our focus is on providing our customers with advanced sequencing solutions with higher throughput and improved workflows that we believe will enable dramatic advancements in routine healthcare.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies and agricultural companies.
As of June 30, 2023, our commercial team consisted of approximately 206 employees, including 62 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.
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
To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio as well as increase the throughput and improve the usability of our existing sequencing solutions. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. In October 2022, we announced Revio, our new HiFi long-read sequencing system. We began taking orders in the fourth quarter of 2022 and commenced commercial Revio shipments in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to existing third-party short-read sequencing products already on the market, we also progressed development of and, subsequent to the quarter ended June 30, 2023, commercialized OnsoTM, our SBB short-read platform. We began taking orders in the first quarter of 2023, and in August 2023, we commenced customer shipments of the Onso short-read sequencing instrument, with shipments of related consumables expected to occur later in August 2023. The milestone payment associated with PacBio’s acquisition of Omniome will be triggered once both the Onso instrument and related consumables have shipped to one customer.

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
Financial Overview
Key highlights of the six months ended June 30, 2023 consolidated financial results include the following:

•Revenue increased $17.8 million, or 26%, to $86.5 million for the six months ended June 30, 2023, as compared to $68.6 million for the six months ended June 30, 2022. Revenue was comprised of $50.6 million in instrument revenue, $27.7 million in consumables revenue and $8.2 million in service and other revenue for the six months ended June 30, 2023. The increase was primarily driven by the launch of Revio in the first quarter of 2023, which is sold at a higher average selling price than our previous Sequel II and IIe platform. We ended the quarter with an installed base of 77 Revio systems, and we shipped 8 Sequel IIe systems during the six months ended June 30, 2023.

•Gross profit as a percentage of revenue (gross margin) was 29% for the six months ended June 30, 2023, compared to 44% for the six months ended June 30, 2022. Gross margin declined due in part to instrument mix, as Revio instruments sold during the six months ended June 30, 2023 had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, as well as adjustments of approximately $3.5 million recognized in the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Our gross margin in future periods will depend on several factors, including new product transitions and offerings, strategic product pricing; product mix as a result of higher-margin consumables; supply chain constraints and inflation increasing costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; freight costs; and excess or obsolete inventories.

•Loss from operations increased $18.9 million, or 13%, to $164.4 million for the six months ended June 30, 2023, as compared to $145.5 million for the six months ended June 30, 2022, driven primarily by an increase of $13.9 million of operating expenses, including a $8.2 million decrease in research and development expenses and a $20.7 million increase in the change in the fair value of the contingent consideration, and a decline in gross profit of $5.0 million. We anticipate operating expenses to increase slightly during the remainder of the year as compared to the prior year, primarily driven by changes in the fair value of the contingent consideration relating to the Omniome acquisition and merger related costs attributable to Apton.

•Cash, cash equivalents, and short-term investments were $829.9 million at June 30, 2023, which represents a 7% increase compared to the balance at December 31, 2022.

Macroeconomic dynamics including rising inflation, global supply chain constraints, volatile capital markets, competition, and fluctuating exchange rates have adversely impacted our customers and lengthened customer sales cycles. These factors could impact our revenues and results of operations throughout 2023; however, the size and duration of these impacts is uncertain, and as a result, we cannot reasonably estimate the future impact to our operations and financial results.

See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic and other macroeconomic factors on our business.
Recent Developments
Note Exchange Transaction
In June 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 1.50% Convertible Senior Notes due 2028 (the "2028 Notes"), pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the "2030 Notes" and, together with the 2028 Notes, the "Notes") in exchange for $441.0 million principal amount of the 2028 Notes (the "Exchange Transaction"), pursuant to exemptions from registration under the Securities Act of 1933, as amended, and the rules and regulations thereunder. Following the Exchange Transaction, approximately $459.0 million in aggregate principal amount of the 2028 Notes remained outstanding.
Apton Merger Agreement
On August 2, 2023, we entered into an agreement and plan of reorganization (the “Merger Agreement”), pursuant to which we acquired Apton Biosystems, Inc., a privately held genomics company (“Apton”). The transaction closed on August 2, 2023.
Pursuant to the Merger Agreement, upon the closing of the acquisition, we will, among other things, issue to holders of Apton’s outstanding equity interests (“Apton Securityholders”)     approximately 6.3 million shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Additionally, subject to the terms and conditions of the Merger Agreement and the achievement of $50 million in revenue associated with a high throughput sequencer using Apton's technology, Apton Securityholders will also be entitled to receive $25.0 million, which we may elect to pay in cash, shares of Common Stock or a combination of cash and shares of Common Stock. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known, and will be calculated based on the daily volume-weighted average price of the Common Stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Under the terms of the Merger Agreement, we may pay cash in lieu of Common Stock to ensure that the issuance of Common Stock as contemplated by the Merger Agreement does not exceed 19.9% of the shares of Common Stock then outstanding.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

(in thousands, except percentages)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$43,655	$30,175	$13,480	45%
Service and other revenue	3,918	5,292	(1,374)	(26)%
Total revenue	47,573	35,467	12,106	34%
Cost of Revenue:
Cost of product revenue	28,432	15,499	12,933	83%
Cost of service and other revenue	3,412	3,592	(180)	(5%)
Amortization of intangible assets	183	183	—	—%
Total cost of revenue	32,027	19,274	12,753	66%
Gross profit	15,546	16,193	(647)	(4%)
Operating Expense:
Research and development	46,173	50,348	(4,175)	(8)%
Sales, general and administrative	40,573	39,252	1,321	3%
Change in fair value of contingent consideration	1,975	(5,438)	7,413	(136)%
Total operating expense	88,721	84,162	4,559	5%
Operating loss	(73,175)	(67,969)	(5,206)	8%
Loss on extinguishment of debt	(2,033)	—	(2,033)	100%
Interest expense	(3,554)	(3,681)	127	(3)%
Other income (expense), net	8,929	256	8,673	3388%
Net loss	$(69,833)	$(71,394)	$1,561	(2%)
Revenue
Revenue increased $12.1 million, or 34%, to $47.6 million for the three months ended June 30, 2023, as compared to $35.5 million for the three months ended June 30, 2022.
Instrument revenue increased $14.3 million, or 92%, to $29.9 million for the three months ended June 30, 2023, as compared to $15.6 million for the three months ended June 30, 2022, primarily due to the sale of 45 Revio systems that have a higher average selling price as compared to the Sequel IIe platform. We continue to expect the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this new product launch, we anticipate installed base and sales volumes of Sequel II/IIe to continue to decline compared to prior periods.
Consumables revenue decreased $0.8 million, or 6%, to $13.7 million for the three months ended June 30, 2023, as compared to $14.6 million for the three months ended June 30, 2022. The decrease in consumable sales was primarily due to lower Sequel consumable sales attributable to the product transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue decreased $1.4 million, or 26%, to $3.9 million for the three months ended June 30, 2023, as compared to $5.3 million for the three months ended June 30, 2022, primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. We expect service revenue to continue to decline during the remainder of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period, with fewer customers renewing Sequel and Sequel II/IIe service contracts.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue increased $12.9 million, or 83%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The cost of product revenue increased primarily due to an increase in system placements and higher overall product costs on the Revio platform. Cost of revenue included share-based compensation expense of $1.2 million and $1.0 million during the three months ended June 30, 2023 and 2022, respectively.
Gross profit decreased $0.6 million, or 4%, to $15.5 million for the three months ended June 30, 2023, compared to $16.2 million for the three months ended June 30, 2022. Gross margin was 33% for the three months ended June 30, 2023, compared to gross margin of 46% for the three months ended June 30, 2022. The decrease in gross margin was due in part to instrument mix, as Revio instruments sold during the quarter had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs on the Revio platform. While we expect gross margin to expand during the remainder of the year, gross margin could fluctuate depending on the pace at which Sequel II/IIe consumable revenue declines, Revio consumable revenue ramps, and manufacturing efficiencies improve, as well as fluctuations in average selling prices.
Research and Development Expense
Research and development expense decreased by $4.2 million, or 8%, to $46.2 million for the three months ended June 30, 2023, compared to $50.3 million for the three months ended June 30, 2022. The decrease was primarily driven by the transition of Revio from development to commercialization, in addition to lower headcount. Research and development expense included share-based compensation expense of $5.4 million and $7.7 million during the three months ended June 30, 2023 and 2022, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $1.3 million, or 3%, to $40.6 million for the three months ended June 30, 2023, compared to $39.3 million for the three months ended June 30, 2022. Sales, general, and administrative expense included share-based compensation expense of $11.3 million and $10.3 million during the three months ended June 30, 2023 and 2022, respectively.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $2.0 million during the three months ended June 30, 2023, represents the remeasurement impact of the contingent consideration liability of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The increase in contingent consideration liability was due to the passage of time and changes in the discount rates and probabilities of milestone achievement.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $2.0 million during the six months ended June 30, 2023, represents the loss resulting from the difference in the fair value of the 2030 Notes and the principal, in addition to the write-off of the unamortized debt issuance costs on the portion of the 2028 Notes that were exchanged as part of the debt modification during the six months ended June 30, 2023.
Interest Expense
Interest expense for the three months ended June 30, 2023, was $3.6 million compared to $3.7 million for the three months ended June 30, 2022 and was primarily comprised of interest on the convertible senior notes.
Other Income (Expense), net
Other income (expense), net for the three months ended June 30, 2023, was $8.9 million compared to $0.3 million for the three months ended June 30, 2022. The $8.7 million increase was primarily due to investment income.

Comparison of the Six Months Ended June 30, 2023 and 2022

(in thousands, except percentages)	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$78,309	$58,419	$19,890	34%
Service and other revenue	8,164	10,221	(2,057)	(20)%
Total revenue	86,473	68,640	17,833	26%
Cost of Revenue:
Cost of product revenue	53,596	30,319	23,277	77%
Cost of service and other revenue	7,204	7,607	(403)	(5%)
Amortization of intangible assets	366	366	—	—%
Total cost of revenue	61,166	38,292	22,874	60%
Gross profit	25,307	30,348	(5,041)	(17%)
Operating Expense:
Research and development	95,112	103,285	(8,173)	(8)%
Sales, general and administrative	80,391	79,056	1,335	2%
Change in fair value of contingent consideration	14,231	(6,501)	20,732	(319)%
Total operating expense	189,734	175,840	13,894	8%
Operating loss	(164,427)	(145,492)	(18,935)	13%
Loss on extinguishment of debt	(2,033)	—	(2,033)	100%
Interest expense	(7,184)	(7,378)	194	(3)%
Other income (expense), net	15,796	(23)	15,819	(68778%)
Net loss	$(157,848)	$(152,893)	$(4,955)	3%
Revenue
Revenue increased $17.8 million, or 26%, to $86.5 million for the six months ended June 30, 2023, as compared to $68.6 million for the six months ended June 30, 2022.
Instrument revenue increased $19.5 million, or 62%, to $50.6 million for the six months ended June 30, 2023, as compared to $31.2 million for the six months ended June 30, 2022, primarily due to the sale of 77 Revio systems that have a higher average selling price as compared to the Sequel IIe platform. We expect the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this new product launch, we anticipate installed base and sales volumes of Sequel II/IIe to continue to decline compared to recent quarters.
Consumables revenue increased $0.4 million, or 2%, to $27.7 million for the six months ended June 30, 2023, as compared to $27.3 million for the six months ended June 30, 2022. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel consumables as customers transition to the new platform.
Service and other revenue decreased $2.1 million, or 20%, to $8.2 million for the six months ended June 30, 2023, as compared to $10.2 million for the six months ended June 30, 2022, primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. We expect service revenue to continue to decline during the remainder of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period, with fewer customers renewing Sequel and Sequel II/IIe service contracts.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue increased $22.9 million, or 60%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The cost of product revenue increased primarily due to higher overall product costs on the Revio platform, as well as adjustments of approximately $3.5 million recognized during the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Cost of revenue included share-based compensation expense of $3.1 million and $2.7 million during the six months ended June 30, 2023 and 2022, respectively.
Gross profit decreased $5.0 million, or 17%, to $25.3 million for the six months ended June 30, 2023, compared to $30.3 million for the six months ended June 30, 2022. Gross margin was 29% for the six months ended June 30, 2023, compared to gross margin of 44% for the six months ended June 30, 2022. The decrease in gross margin was due in part to instrument mix, as Revio instruments sold during the quarter had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, as well as adjustments of approximately $3.5 million recognized during the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. While we expect gross margin to expand during the remainder of the year, gross margin could fluctuate depending on the pace at which Sequel II/IIe consumable revenue declines, Revio consumable revenue ramps, and manufacturing efficiencies improve, as well as fluctuations in average selling prices.
Research and Development Expense
Research and development expense decreased by $8.2 million, or 8%, to $95.1 million for the six months ended June 30, 2023, compared to $103.3 million for the six months ended June 30, 2022. The decrease was primarily driven by the transition of Revio from development to commercialization, in addition to lower headcount. Research and development expense included share-based compensation expense of $12.1 million and $16.7 million during the six months ended June 30, 2023 and 2022, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $1.3 million, or 2%, to $80.4 million for the six months ended June 30, 2023, compared to $79.1 million for the six months ended June 30, 2022. The increase in sales, general, and administrative expense was primarily driven by an increase in marketing expenses in connection with the Revio launch and increased sales and marketing headcount as we continue to grow our commercial footprint. Sales, general, and administrative expense included share-based compensation expense of $20.6 million and $22.3 million during the six months ended June 30, 2023 and 2022, respectively.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $14.2 million during the six months ended June 30, 2023, represents the remeasurement impact of the contingent consideration liability of $200 million (composed of $100 million in cash and $100 million in shares of our common stock) that is due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The increase in contingent consideration liability was primarily due to the passage of time and changes in the discount rates and probabilities of milestone achievement.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $2.0 million during the six months ended June 30, 2023, represents the loss resulting from the difference in the fair value of the 2030 Notes and the principal, in addition to the write-off of the unamortized debt issuance costs on the portion of the 2028 Notes that were exchanged as part of the debt modification during the six months ended June 30, 2023.
Interest Expense
Interest expense for the six months ended June 30, 2023, was $7.2 million compared to $7.4 million for the six months ended June 30, 2022 and was primarily comprised of interest on the convertible senior notes.

Other Income (Expense), net
Other income (expense), net for the six months ended June 30, 2023, was $15.8 million compared to $23.0 thousand for the six months ended June 30, 2022. The $15.8 million increase was primarily due to investment income.

Liquidity and Capital Resources
Our primary sources of liquidity, other than our holdings of cash, cash equivalents, and investments, has primarily been through the issuance of debt or equity securities, together with cash flow from operating activities. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis, and as a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
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
June 2023 Note Exchange
As discussed above under Recent Developments, in June 2023, we entered into a privately negotiated exchange with a holder of our 2028 Notes, pursuant to which we issued $441.0 million in aggregate principal amount of our 2030 Notes. Following the Exchange Transaction, approximately $459.0 million in aggregate principal amount of the 2028 Notes remained outstanding.
Contingent Consideration
In connection with the acquisition of Omniome in the third quarter of 2021, we entered into an arrangement where we are obligated to pay approximately $200.0 million in cash and equity dependent upon the achievement of a milestone event upon the first commercial shipment of products developed from our acquired sequencing solution. See Note 2 – Business Acquisitions in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for further information. In August 2023, we commenced customer shipments of the Onso short-read sequencing instrument, with shipments of related consumables expected to occur later in August 2023. The milestone payment associated with PacBio’s acquisition of Omniome will be triggered once both the Onso instrument and related consumables have shipped to one customer.
In connection with the acquisition of Apton, we entered into an arrangement where we are obligated to pay holders of Apton's outstanding equity interests $25.0 million upon the achievement of $50 million in revenue associated with a high throughput sequencer using Apton's technology, which the Company may elect to pay in cash, shares of Company common stock or a combination of cash and shares of Company common stock. See Note 9. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
As of June 30, 2023, we had cash, cash equivalents and investments of $829.9 million compared to $772.3 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to obtain new collaboration and customer arrangements and maintain existing collaborations and arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; manufacturing costs; service costs; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; achievement of milestones in connection with acquisitions; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash used in operating activities	$(136,432)	$(139,592)
Cash used in investing activities	(171,144)	(18,228)
Cash provided by financing activities	191,274	5,670
Net decrease in cash, cash equivalents and restricted cash	$(116,302)	$(152,150)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the six months ended June 30, 2023 of $136.4 million was due primarily to a $157.8 million net loss that included non-cash items such as share-based compensation of $35.8 million, change in estimated fair value of contingent consideration of $14.2 million, depreciation expense of $5.6 million, inventory provisions of $4.3 million, amortization of right-of-use assets of $3.3 million, and loss on extinguishment of debt of $2.0 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $6.1 million and $38.6 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in inventory, accounts receivable and prepaid and other assets, as well as decreases in accrued expenses, operating lease liabilities and deferred revenue. These uses of cash were partially offset by an increase in accounts payable.
Cash used in operating activities for the six months ended June 30, 2022, of $139.6 million was due primarily to a $152.9 million net loss that included non-cash items such as stock-based compensation of $41.7 million, depreciation expense of $4.6 million, amortization of right-of-use assets of $3.4 million, amortization of investment premium of $1.1 million, partially offset by a $6.5 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $31.9 million in net changes to operating assets and liabilities. The change in net operating assets and liabilities was primarily attributable to increases in inventory and accounts receivable, as well as decreases in accrued expenses, operating lease liabilities and deferred revenue. These uses of cash were partially offset by an increase in accounts payable.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities. Cash used in investing activities for the six months ended June 30, 2023, was due to $311.7 million of maturities and sales of investments offset by $476.9 million in purchases of investments, and $6.0 million in purchases of property and equipment.
Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. Cash used in investing activities for the six months ended June 30, 2022, was due to $241.1 million in purchases of investments offset by $230.5 million in maturities of investments, and $7.7 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2023 primarily resulted from $189.2 million in net proceeds related to the issuance of common stock from the underwritten public equity offering and $9.8 million from the issuance of common stock through our equity compensation plans offset by $6.8 million from the payment of debt issuance costs.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 5. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
The 2030 Notes were recorded at fair value as of the closing date of the Exchange Transaction, less debt issuance costs, on our Condensed Consolidated Balance Sheets. We carry our remaining 2028 Notes at the principal amount, less unamortized debt issuance costs, on our Condensed Consolidated Balance Sheets. Because the 2030 Notes and 2028 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

During the six months ended June 30, 2023, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of June 30, 2023 was $830 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2023 would have affected the fair value of our investment portfolio by approximately $2.9 million.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

In December 2022, Take2 Technologies, Ltd. and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595). The complaint alleges that our Sequel™ II systems, Sequel IIe Systems, and Revio™ Systems that operate version 11.0 or later of the SMRT™ Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023. We also filed a motion to transfer the case to the Northern District of California on March 2, 2023, and, on August 2, 2023, that motion was granted. We believe the infringement allegations in the complaint lack merit and we intend to vigorously defend in this matter.

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

We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we recently announced our new RevioTM long-read sequencing system in the fourth quarter of 2022, and commenced commercial Revio shipments in the first quarter of 2023, and we also progressed development of and, subsequent to the quarter ended June 30, 2023, commercialized OnsoTM, our SBB short-read platform. We began taking orders in the first quarter of 2023, and in August 2023, we commenced customer shipments of the Onso short-read sequencing instrument, with shipments of related consumables expected to occur later in August 2023. The milestone payment associated with PacBio’s acquisition of Omniome will be triggered once both the Onso instrument and related consumables have shipped to one customer. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our Revio product from our prior generation products, or transitioning users of other third party short-read sequencing platforms to Onso, and could incur related obsolete inventory charges. Customers may also be slower that we anticipate in making new capital equipment acquisitions, especially in the current economic environment. However, due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

•	manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products or manage sales and marketing of multiple sequencing platforms;
•	drive adoption of our current and future products, including the Sequel II/IIe Systems, the Revio system, the Onso system, and products under development, including acquired technologies;
•	maintain our competitive position by continuing to attract and retain customers for our products;
•	provide appropriate levels of customer training and support for our products;
•	implement an effective marketing strategy to promote awareness of our products;
•	develop and implement an effective sales and distribution strategy for our current and future products;
•	develop, manufacture and commercialize new products or achieve an acceptable return on our manufacturing or research and development efforts and expenses;
•	comply with regulatory requirements applicable to our products;
•	anticipate and adapt to changes in our market;
•	accommodate customer expectations and demands with respect to our products, increase product adoption by our existing customers or develop new customer relationships;
•	deliver our beta systems to our external beta testing sites or complete our external beta testing program on our currently expected timelines;
•	overcome unexpected challenges discovered during beta testing;
•	complete the scientific and technical validation of new products on our currently expected timeline or at all;
•	deliver our future products in a timely manner to our customers;
•	grow our market share by marketing and selling our products for new and additional applications;
•	manage the significant burdens that expanding our existing or future products into current and new markets may impose on marketing, compliance, and other administrative and managerial resources;
•	maintain and develop strategic relationships with vendors, manufacturers, and other industry partners to acquire necessary materials for the production of, and to develop, manufacture and commercialize, our existing or future products;
•	adapt or scale our manufacturing activities to meet performance specifications and potential demand at a reasonable cost;

•	avoid infringement and misappropriation of third-party intellectual property;
•	obtain and maintain any necessary licenses to third-party intellectual property on commercially reasonable terms;
•	obtain valid and enforceable patents that give us a competitive advantage or enforce existing patents;
•	protect our proprietary technology; and
•	attract, retain, and motivate qualified personnel.

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt in the future. As of June 30, 2023, after taking into account the Exchange Transaction, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. The shares may also be sold at a time when the market price for our common stock is low because we are in need of the funds, which will further dilute existing holders more than if the market price for our common stock was higher.

We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to our existing products. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies, or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business. In July 2021, we acquired Circulomics, in September 2021, we acquired Omniome, and in August 2023, we acquired Apton. We recorded goodwill and intangible assets in connection with the Circulomics and Omniome acquisitions as included on the Condensed Consolidated Balance Sheets as of June 30, 2023. See Note 2 – Business Acquisitions in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio and Onso Systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, Revio, Onso, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and Revio Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic outbreak has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell, the Sequel II/IIe Systems, Revio and Onso, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses. We may not be able to develop, manufacture and commercialize new products, obtain regulatory approval if necessary, or achieve an acceptable return, if any, on our research and development efforts and expenses or joint research and development efforts with partners. Our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. For example, in January 2021, we entered into a development agreement with Invitae, which was amended and restated on June 24, 2022 (the “Invitae Development Agreement”), regarding a multi-year collaboration for the development of a production-scale high-throughput sequencing platform. While we anticipate that in connection with the Invitae Development Agreement, we will continue to receive feedback, input and insight from Invitae in connection with our intended development of new high-throughput sequencing systems, such feedback is not contractually required and Invitae has no contractual right to participate in decisions regarding the development program for such new sequencing systems. Invitae is not contractually obligated to reimburse us for development costs under the Invitae Development Agreement. We do not expect to receive any additional revenue under the Invitae Development Agreement apart from potential purchases by Invitae of our instruments and consumables. In consideration of non-refundable Development Costs (as defined in the Invitae Development Agreement) paid by Invitae to us pursuant to the Invitae Development Agreement, we have provided Invitae with credits in connection with Invitae’s anticipated purchase of currently available and in-development sequencing systems (instruments and consumables). In addition, subject to certain conditions, Invitae will be entitled to most favored pricing for our Sequel IIe systems and certain in-development systems, including the Revio system and we may be required to sell instruments to Invitae at below-market prices. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.

We must successfully manage new product introductions and transitions, including with respect to the SMRT Cell, the Sequel II/IIe, Revio and Onso Systems, and the development of acquired technologies, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.

If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to realize the benefits we anticipate from the development and commercialization of the SMRT Cell, Sequel II/IIe Systems, the Revio HiFi long-read sequencing system, and the Onso SBB short-read sequencing system, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent announcement of our Revio system, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the SMRT Cell, Sequel II/IIe Systems, the Revio and Onso Systems, and any future long-read and short-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.

Our business may be adversely affected by health epidemics, including any resurgence of COVID-19 cases or other outbreaks.

Our business has been and could be further adversely impacted by the effects of COVID-19 or other epidemics or pandemics. Although it is not possible at this time to estimate the impact that health epidemics, including the results of the COVID-19 pandemic and any future resurgence of COVID-19 cases or other outbreaks, could have on our business, any pandemic or public health outbreaks or related disruptions and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture of our products.

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

Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition had been exacerbated by the increase in employee resignations in 2021 and 2022, that had been experienced by us and reported by employers nationwide. In addition, we have experienced significant turnover in our senior management team in recent periods. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards.

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

Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology, and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of the SMRT Cell, Sequel II/IIe, Revio and Onso Systems, and related products may not grow sufficiently to cover our costs.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell, Sequel II/IIe Systems, Revio and Onso. If we are unable to successfully develop acquired technologies and sell acquired technology products, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.

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

Products using our SMRT sequencing and SBB technology are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel System and the Sequel II/IIe Systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Sequel II/IIe, Revio and Onso Systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including Revio and Onso, or enhancements to our existing products, including the SMRT Cell and Sequel II/IIe Systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products could cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the "VALID Act"), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act, but may revisit the VALID Act or similar policy riders and enact other FDA programmatic reforms in the future. FDA recently announced in the United Agenda of its intent to issue a proposed rule to make explicit that LDTs are devices under the Federal Food, Drug, and Cosmetic Act. The Notice of Proposed Rulemaking for LDTs is anticipated to be published in the Federal Register later in 2023. It is unclear how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

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

In February 2021, we issued $900.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028, which we refer to as the 2028 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. In June 2023, pursuant to the Exchange Transaction, we exchanged $441.0 million in aggregate principal amount of our 2028 Notes for $441.0 million aggregate principal amount of our 2023 Notes.

The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes and 2028 Notes are collectively referred to as the Notes. Following the Exchange Transaction, approximately $459.0 million in aggregate principal amount of the 2028 Notes remained outstanding.

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

Holders of the Notes are entitled to convert their Notes at any time at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, issuances of shares of common stock upon conversion of our Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.

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

In the ordinary course of our business, we currently, and in the future will, collect, store, transfer, use or process sensitive data, including personal information of employees, and intellectual property and proprietary business information owned or controlled by ourselves and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or (“CPRA”), which significantly expanded the CCPA as of January 1, 2023, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. The enactment of the CCPA has prompted similar legislative developments in other states, and numerous other states have proposed, and in certain cases enacted, legislation relating to privacy and data security, many of which are similar to the CCPA and CPRA. Similar laws are being considered by other state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law. These and future laws and regulations may increase our compliance costs and potential liability.

Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or disrupted, breached or otherwise compromised due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or disruption could compromise our networks and the information stored there could be accessed, manipulated, publicly disclosed, lost, stolen, made unavailable, or otherwise processed without authorization. Any such disruption, access, breach, unavailability, theft, loss or other unauthorized processing of information, or the perception that any of these has occurred could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on June 26, 2023 and June 30, 2023, there have been no unregistered sales of the Company’s equity securities during the three months ended June 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 18, 2023, Christian Henry, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 139,858 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 20, 2024, or earlier if all transactions under the trading arrangement are completed.
On May 19, 2023, Susan Kim, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 90,155 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.    Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.2	November 7, 2022
4.1	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc., and U.S. Bank National Association, as Trustee			Filed herewith
4.2	Indenture, dated as of June 30, 2023, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	June 30, 2023
4.3	Form of 1.375% Convertible Senior Note due 2030 (included in Exhibit 4.2)	8-K	4.2	June 30, 2023
10.1	Letter Agreement, dated June 23, 2023, between the Company and Chimera Investment LLC	8-K	10.1	June 26, 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
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

Pacific Biosciences of California, Inc.

Date: August 4, 2023	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2023	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)