Form 10-Q
period 2023-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2023-11-03
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 31, 2023: 267,443,887.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$385,648	$325,089
Investments	382,141	447,229
Accounts receivable, net	30,486	18,786
Inventory, net	68,256	50,381
Prepaid expenses and other current assets	15,466	10,289
Short-term restricted cash	300	300
Total current assets	882,297	852,074
Property and equipment, net	40,340	41,580
Operating lease right-of-use assets, net	34,610	39,763
Long-term restricted cash	2,422	2,922
Intangible assets, net	461,838	410,245
Goodwill	463,843	409,974
Other long-term assets	13,004	10,528
Total assets	$1,898,354	$1,767,086
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,106	$12,028
Accrued expenses	34,660	32,596
Deferred revenue, current	22,372	30,498
Operating lease liabilities, current	9,460	8,886
Other liabilities, current	5,170	7,233
Contingent consideration liability, current	96,193	172,094
Total current liabilities	183,961	263,335
Deferred revenue, non-current	5,053	1,794
Contingent consideration liability, non-current	18,450	—
Operating lease liabilities, non-current	34,100	41,070
Convertible senior notes, net, non-current	891,996	896,683
Other liabilities, non-current	1,051	1,300
Total liabilities	1,134,611	1,204,182

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 258,374 and 226,505 shares at September 30, 2023 and December 31, 2022, respectively	258	227
Additional paid-in capital	2,522,382	2,099,782
Accumulated other comprehensive loss	(1,840)	(4,765)
Accumulated deficit	(1,757,057)	(1,532,340)
Total stockholders’ equity	763,743	562,904
Total liabilities and stockholders’ equity	$1,898,354	$1,767,086
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue:
Product revenue	$51,562	$27,509	$129,871	$85,928
Service and other revenue	4,129	4,802	12,293	15,023
Total revenue	55,691	32,311	142,164	100,951
Cost of Revenue:
Cost of product revenue	33,735	15,752	87,697	46,437
Cost of service and other revenue	4,054	3,012	11,258	10,619
Total cost of revenue	37,789	18,764	98,955	57,056
Gross profit	17,902	13,547	43,209	43,895
Operating Expense:
Research and development	47,514	47,092	142,626	150,377
Sales, general and administrative	43,431	36,795	123,822	115,851
Merger-related expenses	8,979	—	8,979	—
Amortization of acquired intangible assets	741	—	741	—
Change in fair value of contingent consideration	(271)	4,280	13,960	(2,221)
Total operating expense	100,394	88,167	290,128	264,007
Operating loss	(82,492)	(74,620)	(246,919)	(220,112)
Loss on extinguishment of debt	—	—	(2,033)	—
Interest expense	(3,588)	(3,664)	(10,772)	(11,042)
Other income, net	8,505	1,313	24,301	1,290
Loss before benefit from income taxes	(77,575)	(76,971)	(235,423)	(229,864)
Benefit from income taxes	(10,706)	—	(10,706)	—
Net loss	(66,869)	(76,971)	(224,717)	(229,864)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	846	(803)	2,925	(5,173)
Comprehensive loss	$(66,023)	$(77,774)	$(221,792)	$(235,037)
Net loss per share:
Basic	$(0.26)	$(0.34)	$(0.90)	$(1.03)
Diluted	$(0.26)	$(0.34)	$(0.90)	$(1.03)
Weighted average shares outstanding used in calculating net loss per share:
Basic	255,001	225,123	249,082	223,981
Diluted	255,001	225,123	249,082	223,981
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
For the three months ended September 30, 2023
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999
Net loss	—	—	—	—	(66,869)	(66,869)
Other comprehensive income	—	—	—	846	—	846
Shares issuable following milestone achievement	—	—	84,761	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock in conjunction with equity plans	1,611	2	4,560	—	—	4,562
Share-based compensation expense	—	—	19,691	—	—	19,691
Balance at September 30, 2023	258,374	$258	$2,522,382	$(1,840)	$(1,757,057)	$763,743

For the three months ended September 30, 2022
Balance at June 30, 2022	224,756	$225	$2,058,103	$(5,457)	$(1,370,985)	$681,886
Net loss	—	—	—	—	(76,971)	(76,971)
Other comprehensive loss	—	—	—	(803)	—	(803)
Issuance of common stock in conjunction with equity plans	1,160	1	3,542	—	—	3,543
Share-based compensation expense	—	—	18,936	—	—	18,936
Balance at September 30, 2022	225,916	$226	$2,080,581	$(6,260)	$(1,447,956)	$626,591

For the nine months ended September 30, 2023
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(224,717)	(224,717)
Other comprehensive income	—	—	—	2,925	—	2,925
Shares issuable following milestone achievement	—	—	84,761	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	5,454	5	14,378	—	—	14,383
Share-based compensation expense	—	—	55,534	—	—	55,534
Balance at September 30, 2023	258,374	$258	$2,522,382	$(1,840)	$(1,757,057)	$763,743

For the nine months ended September 30, 2022
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(229,864)	(229,864)
Other comprehensive loss	—	—	—	(5,173)	—	(5,173)
Issuance of common stock in conjunction with equity plans	4,938	5	9,978	—	—	9,983
Share-based compensation expense	—	—	60,658	—	—	60,658
Balance at September 30, 2022	225,916	$226	$2,080,581	$(6,260)	$(1,447,956)	$626,591
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(224,717)	$(229,864)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,487	6,937
Amortization of intangible assets	1,408	685
Amortization of right-of-use assets	4,940	5,152
Share-based compensation expense	55,534	60,658
Merger-related compensation expense	3,395	—
Accretion of discount and amortization of premium on marketable securities, net	(10,088)	1,069
Change in the estimated fair value of contingent consideration	13,960	(2,221)
Loss on extinguishment of debt	2,033	—
Inventory provision	4,691	2,667
Deferred income taxes	(10,706)	—
Other	667	562
Changes in assets and liabilities
Accounts receivable, net	(11,700)	1,485
Inventory	(22,849)	(23,367)
Prepaid expenses and other assets	(7,287)	(5,685)
Accounts payable	1,706	1,511
Accrued expenses	2,055	(11,054)
Deferred revenue	(4,867)	(3,575)
Operating lease liabilities	(6,396)	(5,905)
Contingent consideration liability	(732)	—
Other liabilities	(1,147)	(1,700)
Net cash used in operating activities	(201,613)	(202,645)
Cash flows from investing activities
Purchase of property and equipment	(6,819)	(11,846)
Cash paid for purchase of Apton, net of cash acquired	(102)	—
Purchases of investments	(553,748)	(307,899)
Sales of investments	595	—
Maturities of investments	631,253	355,425
Net cash provided by investing activities	71,179	35,680
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	189,200	—
Proceeds from issuance of common stock from equity plans	14,383	9,983
Payment of debt issuance costs	(7,325)	—
Payment of contingent consideration	(4,368)	—
Notes payable principal payoff	(1,397)	(1,180)
Net cash provided by financing activities	190,493	8,803
Net increase (decrease) in cash, cash equivalents, and restricted cash	60,059	(158,162)
Cash, cash equivalents, and restricted cash at beginning of period	328,311	465,817
Cash, cash equivalents, and restricted cash at end of period	$388,370	$307,655
Cash and cash equivalents at end of period	385,648	304,433
Restricted cash at end of period	2,722	3,222
Cash, cash equivalents, and restricted cash at end of period	$388,370	$307,655
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the determination of stand-alone selling prices for revenue recognition, the fair value of contingent consideration, the valuation of acquired intangible assets, the fair value of certain equity awards, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, the borrowing rate used in calculating the operating lease right-of-use assets and operating lease liabilities, the probability associated with variable payments under partnership development agreements, and the valuations related to our convertible senior notes. While the extent of the potential impact of the current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2023. Actual results could differ materially from these estimates.
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
Concentration and Other Risks
For the three and nine months ended September 30, 2023, no customer exceeded 10% of total revenue during each of the respective periods. For the three and nine months ended September 30, 2022, one customer accounted for approximately 13% and 11% of total revenue during the period.
As of September 30, 2023, 45% of our accounts receivable were from domestic customers, compared to 57% as of December 31, 2022. As of September 30, 2023, no customer represented 10% or greater of our accounts receivable, while one customer represented approximately 10% of our net accounts receivable as of December 31, 2022.
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

NOTE 2. BUSINESS ACQUISITIONS
Apton Biosystems
On August 2, 2023, we acquired Apton Biosystems, Inc. (“Apton”), a California-based genomics company focused on developing a high throughput short-read sequencer using highly differentiated optics and image processing, paired with novel clustering and chemistry (the “Apton acquisition”).
In connection with the Apton acquisition, all outstanding equity securities of Apton were cancelled in exchange for shares of our common stock with a fair value of $76.6 million, cash of $0.2 million, and contingent consideration with a preliminary estimated fair value of $18.5 million. Excluded from consideration transferred was $1.3 million attributable to accelerated share-based compensation expense. The fair value of the 6,121,571 common shares issued was determined based on the closing market price of our common stock on the acquisition date.

In connection with the Apton acquisition, contingent consideration of $25.0 million, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock, is due upon the achievement of a milestone, defined as the achievement of $50.0 million in revenue associated with Apton's technology, provided that the milestone event occurs prior to the 5-year anniversary of the closing date of the acquisition. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known and will be calculated based on the daily volume-weighted average price of our common stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Upon achievement of the milestone, we may pay cash in lieu of our common stock to ensure that the issuance of our common stock does not exceed 19.9% of our outstanding shares of common stock then outstanding.
The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our Consolidated Statements of Operations and Comprehensive Loss. The fair value of the contingent consideration liability is calculated, with the assistance from a third-party valuation firm, using a Monte Carlo Simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.
We allocated the consideration transferred to the identifiable assets acquired and liabilities assumed based on preliminary estimates of their respective fair values at the date of the completion of the Apton acquisition, and such allocation is subject to adjustment for up to one year after the close of the acquisition as additional information is obtained. The major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred, based on the preliminary estimated fair values were as follows (in thousands):

Cash and cash equivalents	$97
In-process research and development	53,000
Goodwill	53,869
Other assets, current	153
Deferred income tax liability	(10,920)
Liabilities assumed	(2,191)
Total consideration transferred	$94,008
The purchase price allocation is preliminary, primarily due to the pending finalization of the valuation analysis and review of various tax attributes. We continue to collect information regarding certain estimates and assumptions, including potential liabilities and contingencies. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary.
We incurred costs related to the Apton acquisition of approximately $9.0 million during the nine months ended September 30, 2023, which are included in merger-related expenses on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Merger-related expenses include $2.8 million relating to a liquidity event bonus plan that was treated as a separate transaction and included the issuance of 168,621 shares of common stock that were issued with a fair value of $2.1 million based on the closing market price of our common stock on the acquisition date. As a result, the total shares issued in connection with the Apton acquisition were 6.3 million shares of common stock.
The excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill. We recognized goodwill of $53.9 million, based on preliminary estimates, which is primarily attributable to the synergies expected to occur from the integration of Apton and is not deductible for income tax purposes. We preliminarily allocated $53.0 million of the purchase price to acquired in-process research and development ("IPR&D"). The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as assumed revenue growth, discount rate and obsolescence factors.

NOTE 3. FINANCIAL INSTRUMENTS
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

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$196,621	$189,027	$—	$385,648	$137,636	$187,453	$—	$325,089
Investments:
Commercial paper	—	16,771	—	16,771	—	127,302	—	127,302
Corporate debt securities	—	75,853	—	75,853	—	49,491	—	49,491
U.S. government & agency securities	—	289,517	—	289,517	—	270,436	—	270,436
Total investments	—	382,141	—	382,141	—	447,229	—	447,229

Short-term restricted cash	300	—	—	300	300	—	—	300
Long-term restricted cash	2,422	—	—	2,422	2,922	—	—	2,922
Total assets measured at fair value	$199,343	$571,168	$—	$770,511	$140,858	$634,682	$—	$775,540

Liabilities
Contingent consideration	$—	$—	$18,450	$18,450	$—	$—	$172,094	$172,094
Total liabilities measured at fair value	$—	$—	$18,450	$18,450	$—	$—	$172,094	$172,094
We classify contingent consideration, which was incurred in connection with the acquisition of Apton, within Level 3, as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. Estimates and assumptions used in the Monte Carlo simulation include risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.
On September 20, 2023, we achieved the commercial milestone in connection with the acquisition of Omniome. Consequently, former Omniome securityholders were entitled to receive as milestone consideration, among other things, an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock, representing $95.9 million divided by the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that was two days immediately prior to the achievement of the milestone. The $95.9 million represents the $100.0 million that was to be paid in shares of our common stock offset by $4.1 million attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction, pursuant to the terms of the Omniome merger agreement.
Following the achievement of the commercial milestone, $5.1 million of the contingent consideration was paid during the three and nine months ended September 30, 2023. Additionally, as the shares payable pursuant to the commercial milestone became fixed, and the contingency was resolved, the value attributable to the shares to be issued of $84.8 million was reclassified to additional paid-in capital on the Condensed Consolidated Balance Sheets. Such shares were issued to the former Omniome securityholders and the remainder of the cash payment was in October 2023. The remaining liability balance attributable to the achievement of the commercial milestone in September 2023 of $96.2 million is included in contingent consideration liability, current, in the Condensed Consolidated Balance Sheets as of September 30, 2023.
As a result of the achievement of the milestone, the contingent consideration liability incurred in connection with the acquisition of Omniome was no longer considered a Level 3 liability at September 30, 2023. There were no other transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis for the nine months ended September 30, 2023, and our valuation techniques did not change compared to the prior year.
Changes in the estimated fair value of the contingent consideration liability for the nine months ended September 30, 2023 were as follows (in thousands):

Level 3
Beginning balance as of December 31, 2022	$172,094
Additions	18,450
Change in estimated fair value	13,960
Achievement of milestone	$(186,054)
Ending balance as of September 30, 2023	$18,450
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The following tables summarize our cash, cash equivalents and investments (in thousands):

	As of September 30, 2023
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	385,619	29	—	385,648
Investments:
Commercial paper	16,771	—	—	16,771
Corporate debt securities	76,161	3	(311)	75,853
U.S. government & agency securities	291,078	7	(1,568)	289,517
Total investments	384,010	10	(1,879)	382,141
Total cash, cash equivalents and investments	$769,629	$39	$(1,879)	$767,789

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422

	As of December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Cash and cash equivalents	325,144	6	(61)	325,089
Investments:
Commercial paper	127,626	9	(333)	127,302
Corporate debt securities	49,998	—	(507)	49,491
U.S. government & agency securities	274,315	1	(3,880)	270,436
Total investments	451,939	10	(4,720)	447,229
Total cash, cash equivalents and investments	$777,083	$16	$(4,781)	$772,318

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2023 (in thousands):

Fair Value
Due in one year or less	$498,366
Due after one year through five years	72,802
Total	$571,168
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss was $9.2 million and $25.0 million for the three and nine months ended September 30, 2023, respectively, and $2.8 million and $4.3 million for the three and nine months ended September 30, 2022, respectively.

NOTE 4. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components (in thousands):

	September 30, 2023	December 31, 2022
Purchased materials	$23,333	$24,139
Work in process	27,883	14,062
Finished goods	17,040	12,180
Inventory, net	$68,256	$50,381
Intangible Assets and Goodwill
Intangible assets include acquired in-process research and development ("IPR&D") of $53.0 million as a result of the Apton acquisition in August 2023. The IPR&D will remain on our Consolidated Balance Sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D will not be amortized, but instead will be tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will begin to amortize the asset over the life of the product or record an impairment charge if the asset is determined to be impaired.
In addition to IPR&D, definite-lived intangible assets included the following (in thousands, except years):

		As of September 30, 2023			As of December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(2,341)	$408,838	$11,179	$(1,039)	$10,140
Customer relationships	2	360	(360)	—	360	(255)	105
Total		$411,539	$(2,701)	$408,838	$11,539	$(1,294)	$10,245
The developed technology as of September 30, 2023 includes the completed IPR&D from the Omniome acquisition that was completed in September 2023.
The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Remainder of 2023	$6,854
2024	27,412
2025	27,412
2026	27,412
2027	27,412
2028 and thereafter	292,337
Total	$408,838
Amortization of intangible assets is included within our cost of revenue if the costs and expenses related to the intangible assets are attributable to revenue generating activities. Amortization expense for intangible assets that are not directly related to sales generating activities are amortized to operating expenses. The definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives.
We review definite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.

We had goodwill of $463.8 million as of September 30, 2023, which preliminarily increased by $53.9 million, due to the Apton acquisition, of which $10.9 million relates to a deferred income tax liability, as compared to $410.0 million as of December 31, 2022. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2023, noting no impairment.
Deferred Revenue
As of September 30, 2023, we had a total of $27.5 million of deferred revenue, $22.4 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae Corporation ("Invitae") and deferred service contract revenues. The deferred revenue, non-current balance of $5.1 million primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae and deferred service contract revenues and is scheduled to be recognized in the next 5 years. The deferred revenue, non-current balance includes $3.0 million that was reclassified from deferred revenue, current to deferred revenue, non-current following receipt of a non-cancellable order from Invitae during the nine months ended September 30, 2023 for partial utilization of the available credits, which is expected to be recognized in revenue after 12 months from September 30, 2023. Revenue recorded in the three and nine months ended September 30, 2023 includes $3.7 million and $11.7 million, respectively, that was included in deferred revenue as of December 31, 2022, of which $2.1 million and $4.2 million was included in product revenue recognized from the partial utilization of available credits by Invitae during the three and nine months ended September 30, 2023, respectively. Refer to Note 3 – Invitae Collaboration, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information.
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
Changes in the reserve for product warranties were as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$2,862	$1,609	$1,651	$594
Additions charged to cost of product revenue	2,825	779	5,675	2,644
Repairs and replacements	(1,722)	(622)	(3,361)	(1,472)
Balance at end of period	$3,965	$1,766	$3,965	$1,766
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
As of September 30, 2023, the carrying value of term loans outstanding was $0.9 million, recorded as part of other liabilities, current on the Condensed Consolidated Balance Sheet. The interest expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, which was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2023	$444
2024	490
Total	$934

NOTE 5. CONVERTIBLE SENIOR NOTES
2030 Convertible Senior Notes
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
The Exchange Transaction was accounted for as an extinguishment driven by the change in fair value of the embedded conversion option. We recorded a loss on extinguishment of debt of approximately $2.0 million in connection with the Exchange Transaction during the nine months ended September 30, 2023, which represents the difference between the fair value and the principal amount of the 2030 Notes of the debt at the modification date, plus unamortized debt issuance costs of $1.5 million related to the respective portion of the 2028 Notes.
We incurred issuance costs related to the 2030 Notes of approximately $7.3 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes on our Consolidated Balance Sheets and are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%. We also paid accrued but unpaid interest of $2.5 million on the 2028 Notes in connection with the Exchange Transaction on June 30, 2023.
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
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$441,000	$—
Unamortized debt premium	542	—
Unamortized debt issuance costs	(7,093)	—
Net carrying amount	$434,449	$—
For the three and nine months ended September 30, 2023 and 2022, interest expense for the 2030 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,516	$—	$1,516	$—
Amortization of debt issuance costs	229	—	229	—
Total interest expense	$1,745	$—	$1,745	$—

As of September 30, 2023, the estimated fair value (Level 2) of the 2030 Notes was $356.6 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
2028 Convertible Senior Notes
On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (the “Purchaser”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to the Purchaser of $900.0 million in aggregate principal amount of the 2028 Notes. The 2028 Notes were issued on February 16, 2021. As discussed above, in June 2023 we completed an exchange of $441.0 million in aggregate principal amount of our 2028 Notes for $441.0 million aggregate principal amount of the 2030 Notes, leaving approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding.
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
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$459,000	$900,000
Unamortized debt issuance costs	(1,453)	(3,317)
Net carrying amount	$457,547	$896,683
For the three and nine months ended September 30, 2023 and 2022, interest expense for the 2028 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,721	$3,375	$8,415	$10,125
Amortization of debt issuance costs	80	154	392	462
Total interest expense	$1,801	$3,529	$8,807	$10,587
As of September 30, 2023, the estimated fair value (Level 2) of the 2028 Notes was $358.6 million. The fair value of the 2028 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2023 and December 31, 2022.
NOTE 7. STOCKHOLDERS’ EQUITY
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
Equity Plans
As of September 30, 2023, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of September 30, 2023, we had 12.3 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for more information on the Company's equity plans.

Stock Options
Time-based Stock Options
The following table summarizes stock option activity for time-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	14,618	$10.60
Granted	332	12.11
Exercised	(929)	4.70
Canceled	(810)	18.05
Outstanding at September 30, 2023	13,211	$10.60
Performance-based Stock Options
The following table summarizes stock option activity for performance-based awards (shares in thousands):

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2022	258	$4.71
Granted	—	—
Exercised	(251)	4.71
Canceled	(4)	4.71
Outstanding at September 30, 2023	3	$4.74
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

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
			RSU	PSU
Outstanding at December 31, 2022	8,535	—	$15.16	$—
Granted	6,970	564	9.71	9.43
Vested	(2,538)	—	14.19	—
Forfeited	(1,008)	(23)	14.73	9.43
Outstanding at September 30, 2023	11,959	541	$12.23	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,735,058 and 1,878,168 during the nine months ended September 30, 2023 and 2022, respectively. In February 2023, an additional 4.0 million shares were reserved under the ESPP. As of September 30, 2023, 12.2 million shares of our common stock remain available for issuance under our ESPP.

Share-Based Compensation
The following table summarizes share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,125	$934	$4,251	$3,680
Research and development	6,182	7,519	18,310	24,232
Sales, general and administrative	12,384	10,483	32,973	32,746
Total share-based compensation expense	$19,691	$18,936	$55,534	$60,658
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
The fair value of employee stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term in years	4.9	4.6
Expected volatility	78%	70% — 76%
Risk-free interest rate	3.73% - 4.21%	0.41% — 3.66%
Dividend yield	—	—
Weighted average grant date fair value per share	$7.89	$5.93

The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	79% — 97%	70% — 97%
Risk-free interest rate	4.87% — 5.47%	0.60% — 3.51%
Dividend yield	—	—
Weighted average grant date fair value per share	$5.34	$4.28

NOTE 8. NET LOSS PER SHARE
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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(66,869)	$(76,971)	$(224,717)	$(229,864)

Denominator:
Basic
Weighted average shares used in computing basic net loss	255,001	225,123	249,082	223,981
Basic net loss per share	$(0.26)	$(0.34)	$(0.90)	$(1.03)

Diluted
Weighted average shares used in computing diluted net loss per share	255,001	225,123	249,082	223,981
Diluted net loss per share	$(0.26)	$(0.34)	$(0.90)	$(1.03)
The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable upon conversion of convertible senior notes	31,063	20,690	31,063	20,690
Equity Awards	28,100	28,087	28,100	28,087

NOTE 9. REVENUE
A summary of our revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$28,978	$16,743	$71,480	$57,547
Europe, Middle East and Africa	10,994	5,997	29,594	17,432
Asia-Pacific	15,719	9,571	41,090	25,972
Total	$55,691	$32,311	$142,164	$100,951
A summary of our revenue by category is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Instrument revenue	$34,694	$11,442	$85,317	$42,611
Consumable revenue	16,868	16,067	44,554	43,317
Product revenue	51,562	27,509	129,871	85,928
Service and other revenue	4,129	4,802	12,293	15,023
Total revenue	$55,691	$32,311	$142,164	$100,951

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
As of September 30, 2023, our commercial team consisted of approximately 208 employees, including 64 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.
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

We will continue to leverage our commercial organization and significantly improve our products' efficiency and usability to seek to reach a broader customer base. We believe the commercial investments we have recently made will further help drive growth in our business.
To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio, increase the throughput, and improve the usability of our existing sequencing solutions. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. In October 2022, we announced Revio, our new HiFi long-read sequencing system. We began taking orders in the fourth quarter of 2022 and commenced commercial Revio shipments in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to existing third-party short-read sequencing products already on the market, we also progressed development of and, subsequent to the quarter ended June 30, 2023, commercialized OnsoTM, our SBB short-read platform. We began taking orders in the first quarter of 2023, and in August 2023, we commenced customer shipments of the Onso short-read sequencing instrument.
We continue to believe that with the capabilities of our HiFi chemistry and SMRTTM technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for us. We plan to continue to pursue collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.
Financial Overview
Key highlights of the nine months ended September 30, 2023 consolidated financial results include the following:

•Revenue increased $41.2 million, or 41%, to $142.2 million for the nine months ended September 30, 2023, as compared to $101.0 million for the nine months ended September 30, 2022. Revenue was comprised of $85.3 million in instrument revenue, $44.6 million in consumables revenue and $12.3 million in service and other revenue for the nine months ended September 30, 2023. The increase was primarily driven by the launch of Revio in the first quarter of 2023, which is sold at a higher average selling price than our previous Sequel II and IIe platforms. We ended the quarter with an installed base of 129 Revio systems.

•Gross profit as a percentage of revenue (gross margin) was 30% for the nine months ended September 30, 2023, compared to 43% for the nine months ended September 30, 2022. Gross margin declined due in part to instrument mix, as Revio instruments sold during the nine months ended September 30, 2023 had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, including warranty costs, as well as adjustments of approximately $3.5 million recognized in the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Our gross margin in future periods will depend on several factors, including new product transitions and offerings, strategic product pricing; product mix as a result of higher-margin consumables; supply chain constraints and inflation increasing the costs of raw materials; manufacturing capacity and production volumes impacting the cost of inventory; warranty costs; freight costs; and excess or obsolete inventories.

•Loss from operations increased $26.8 million, or 12%, to $246.9 million for the nine months ended September 30, 2023, as compared to $220.1 million for the nine months ended September 30, 2022, driven primarily by an increase of $26.1 million of operating expenses, including a $8.0 million increase in sales, general and administrative expenses, a $9.0 million increase in merger-related expenses, a $0.7 million increase in amortization of acquired intangible assets, and a $16.2 million increase in the change in the fair value of the contingent consideration, partially offset by a $7.8 million decrease in research and development expenses, and a decline in gross profit of $0.7 million.

•Cash, cash equivalents, and short-term investments were $767.8 million at September 30, 2023, which represents a 1% decrease compared to the balance at December 31, 2022.

Macroeconomic dynamics including rising inflation, global supply chain constraints, volatile capital markets, competition, and fluctuating exchange rates have adversely impacted our customers and lengthened customer sales cycles. These factors could continue to impact our revenues and results of operations throughout the remainder of 2023; however, the size and duration of these impacts is uncertain, and as a result, we cannot reasonably estimate the future impact to our operations and financial results.

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
Pursuant to the Merger Agreement, upon the closing of the acquisition, we, among other things, issued to holders of Apton’s outstanding equity interests approximately 6.3 million shares of our common stock. Additionally, subject to the terms and conditions of the Merger Agreement and the achievement of $50.0 million in revenue associated with a high throughput sequencer using Apton's technology, former holders of Apton's outstanding equity interests will also be entitled to receive $25.0 million, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known, and will be calculated based on the daily volume-weighted average price of shares of our common stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Under the terms of the Merger Agreement, we may pay cash in lieu of common stock to ensure that the issuance of common stock as contemplated by the Merger Agreement does not exceed 19.9% of the shares of our common stock then outstanding.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

(in thousands, except percentages)	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$51,562	$27,509	$24,053	87%
Service and other revenue	4,129	4,802	(673)	(14)%
Total revenue	55,691	32,311	23,380	72%
Cost of Revenue:
Cost of product revenue	33,735	15,752	17,983	114%
Cost of service and other revenue	4,054	3,012	1,042	35%
Total cost of revenue	37,789	18,764	19,025	101%
Gross profit	17,902	13,547	4,355	32%
Operating Expense:
Research and development	47,514	47,092	422	1%
Sales, general and administrative	43,431	36,795	6,636	18%
Merger-related expenses	8,979	—	8,979	100%
Amortization of acquired intangible assets	741	—	741	100%
Change in fair value of contingent consideration	(271)	4,280	(4,551)	(106)%
Total operating expense	100,394	88,167	12,227	14%
Operating loss	(82,492)	(74,620)	(7,872)	11%
Interest expense	(3,588)	(3,664)	76	(2)%
Other income, net	8,505	1,313	7,192	548%
Loss before benefit from income taxes	(77,575)	(76,971)	(604)	1%
Benefit from income taxes	(10,706)	—	(10,706)	100%
Net loss	$(66,869)	$(76,971)	$10,102	(13%)
Revenue
Revenue increased $23.4 million, or 72%, to $55.7 million for the three months ended September 30, 2023, as compared to $32.3 million for the three months ended September 30, 2022.
Instrument revenue increased $23.3 million, or 203%, to $34.7 million for the three months ended September 30, 2023, as compared to $11.4 million for the three months ended September 30, 2022, primarily due to the sale of 52 Revio systems during the three months ended September 30, 2023 compared to 34 Sequel IIe systems during the three months ended September 30, 2022, as well as Revio's higher average selling price as compared to the Sequel IIe platform. We continue to expect the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this product launch, we anticipate installed base and sales volumes of Sequel II/IIe to continue to decline compared to prior periods. We commenced the shipment of Onso products during the three months ended September 30, 2023 and expect the installed base to continue to grow.
Consumables revenue increased $0.8 million, or 5%, to $16.9 million for the three months ended September 30, 2023, as compared to $16.1 million for the three months ended September 30, 2022. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to the new platform. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.

Service and other revenue decreased $0.7 million, or 14%, to $4.1 million for the three months ended September 30, 2023, as compared to $4.8 million for the three months ended September 30, 2022, primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. Service revenue also declined as customers transition to the Revio, which includes a first-year warranty, and opt not to renew their Sequel II/IIe plans. We expect service revenue to continue to decline during the remainder of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period, with fewer customers renewing Sequel and Sequel II/IIe service contracts.
Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue increased $18.0 million, or 114%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The cost of product revenue increased primarily due to an increase in system placements and higher overall product costs on the Revio platform, including warranty costs, as compared to the Sequel II and IIe platforms. Cost of revenue included share-based compensation expense of $1.1 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively.
Gross profit increased $4.4 million, or 32%, to $17.9 million for the three months ended September 30, 2023, compared to $13.5 million for the three months ended September 30, 2022. Gross margin was 32% for the three months ended September 30, 2023, compared to gross margin of 42% for the three months ended September 30, 2022. The decrease in gross margin was due in part to instrument mix, as Revio instruments sold during the quarter had higher initial manufacturing and warranty costs, in addition to charges for scrap inventory. Gross margin could fluctuate depending on the pace at which Sequel II/IIe consumable revenue declines, Revio consumable revenue ramps, manufacturing efficiencies and warranty costs improve, as well as fluctuations in average selling prices.
Research and Development Expense
Research and development expense increased by $0.4 million, or 1%, to $47.5 million for the three months ended September 30, 2023, compared to $47.1 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in personnel expenses, in part due to the Apton acquisition, offset by the transition of Revio from development to commercialization. Research and development expense included share-based compensation expense of $6.2 million and $7.5 million during the three months ended September 30, 2023 and 2022, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $6.6 million, or 18%, to $43.4 million for the three months ended September 30, 2023, compared to $36.8 million for the three months ended September 30, 2022. The increase was primarily driven by an increase in sales and marketing related personnel expenses in connection with the Revio and Onso product launches and as we continue to grow our commercial footprint. Sales, general, and administrative expense included share-based compensation expense of $12.4 million and $10.5 million during the three months ended September 30, 2023 and 2022, respectively.
Merger-Related Expenses
Merger-related expenses of $9.0 million during the three months ended September 30, 2023 consist of $4.9 million of transaction costs arising from the acquisition of Apton, $2.8 million of compensation expense resulting from the liquidity event bonus plan in connection with the Apton acquisition, and $1.3 million of share-based compensation expense resulting from the acceleration of certain equity awards in connection with the Apton acquisition. We recognized $1.3 million of share-based compensation expense for the acceleration that was not attributable to pre-combination services.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets of $0.7 million during the three months ended September 30, 2023 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $0.3 million during the three months ended September 30, 2023, represents the final remeasurement impact of the contingent consideration liability that became due upon the achievement of the milestone resulting from the Omniome acquisition, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. As a result of the milestone achievement in September 2023, former Omniome securityholders were entitled to receive as milestone consideration, among other things, an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock.
Interest Expense
Interest expense for the three months ended September 30, 2023, was $3.6 million compared to $3.7 million for the three months ended September 30, 2022 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the three months ended September 30, 2023, was $8.5 million compared to $1.3 million for the three months ended September 30, 2022. The $7.2 million increase was primarily due to investment income due to higher yields on investments.
Benefit from Income Taxes
A deferred income tax benefit of $10.7 million for the three months ended September 30, 2023, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

(in thousands, except percentages)	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue	$129,871	$85,928	$43,943	51%
Service and other revenue	12,293	15,023	(2,730)	(18)%
Total revenue	142,164	100,951	41,213	41%
Cost of Revenue:
Cost of product revenue	87,697	46,437	41,260	89%
Cost of service and other revenue	11,258	10,619	639	6%
Total cost of revenue	98,955	57,056	41,899	73%
Gross profit	43,209	43,895	(686)	(2%)
Operating Expense:
Research and development	142,626	150,377	(7,751)	(5)%
Sales, general and administrative	123,822	115,851	7,971	7%
Merger-related expenses	8,979	—	8,979	100%
Amortization of acquired intangible assets	741	—	741	100%
Change in fair value of contingent consideration	13,960	(2,221)	16,181	(729)%
Total operating expense	290,128	264,007	26,121	10%
Operating loss	(246,919)	(220,112)	(26,807)	12%
Loss on extinguishment of debt	(2,033)	—	(2,033)	100%
Interest expense	(10,772)	(11,042)	270	(2)%
Other income, net	24,301	1,290	23,011	1784%
Loss before benefit from income taxes	(235,423)	(229,864)	(5,559)	2%
Benefit from income taxes	(10,706)	—	(10,706)	100%
Net loss	$(224,717)	$(229,864)	$5,147	(2%)
Revenue
Revenue increased $41.2 million, or 41%, to $142.2 million for the nine months ended September 30, 2023, as compared to $101.0 million for the nine months ended September 30, 2022.
Instrument revenue increased $42.7 million, or 100%, to $85.3 million for the nine months ended September 30, 2023, as compared to $42.6 million for the nine months ended September 30, 2022, primarily due to the sale of 129 Revio systems that have a higher average selling price as compared to the Sequel II/IIe platform. We expect the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this new product launch, we anticipate installed base and sales volumes of Sequel II/IIe to continue to decline compared to recent quarters. We commenced the shipment of Onso products during the nine months ended September 30, 2023 and expect the installed base to continue to grow.
Consumables revenue increased $1.3 million, or 3%, to $44.6 million for the nine months ended September 30, 2023, as compared to $43.3 million for the nine months ended September 30, 2022. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel consumables as customers transition to the new platform.

Service and other revenue decreased $2.7 million, or 18%, to $12.3 million for the nine months ended September 30, 2023, as compared to $15.0 million for the nine months ended September 30, 2022, primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. Service revenue also declined as customers transition to the Revio, which includes a first-year warranty, and opt not to renew their Sequel II/IIe plans. We expect service revenue to continue to decline during the remainder of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period, with fewer customers renewing Sequel and Sequel II/IIe service contracts.
Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue increased $41.3 million, or 89%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The cost of product revenue increased primarily due to an increase in system placements and higher overall product costs on the Revio platform, including warranty costs, as well as adjustments of approximately $3.5 million recognized during the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Cost of revenue included share-based compensation expense of $4.3 million and $3.7 million during the nine months ended September 30, 2023 and 2022, respectively.
Gross profit decreased $0.7 million, or 2%, to $43.2 million for the nine months ended September 30, 2023, compared to $43.9 million for the nine months ended September 30, 2022. Gross margin was 30% for the nine months ended September 30, 2023, compared to gross margin of 43% for the nine months ended September 30, 2022. The decrease in gross margin was due in part to instrument mix, as Revio instruments sold during the period had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, including warranty costs, in addition to charges for scrap inventory, as well as adjustments of approximately $3.5 million recognized during the first quarter of 2023 primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due to the product transition to Revio. Gross margin could fluctuate depending on the pace at which Sequel II/IIe consumable revenue declines, Revio consumable revenue ramps, manufacturing efficiencies and warranty costs improve, as well as fluctuations in average selling prices.
Research and Development Expense
Research and development expense decreased by $7.8 million, or 5%, to $142.6 million for the nine months ended September 30, 2023, compared to $150.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by the transition of Revio from development to commercialization. Research and development expense included share-based compensation expense of $18.3 million and $24.2 million during the nine months ended September 30, 2023 and 2022, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $8.0 million, or 7%, to $123.8 million for the nine months ended September 30, 2023, compared to $115.9 million for the nine months ended September 30, 2022. The increase in sales, general, and administrative expense was primarily driven by an increase in marketing expenses in connection with product launches and increased sales and marketing headcount as we continue to grow our commercial footprint. Sales, general, and administrative expense included share-based compensation expense of $33.0 million and $32.7 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.
Merger-Related Expenses
Merger-related expenses of $9.0 million during the nine months ended September 30, 2023 consist of $4.9 million of transaction costs arising from the acquisition of Apton, $2.8 million of compensation expense resulting from the liquidity event bonus plan in connection with the Apton acquisition, and $1.3 million of share-based compensation expense resulting from the acceleration of certain equity awards in connection with the Apton acquisition. We recognized $1.3 million of share-based compensation expense for the acceleration that was not attributable to pre-combination services.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets of $0.7 million during the nine months ended September 30, 2023 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $14.0 million during the nine months ended September 30, 2023, represents the remeasurement impact of the contingent consideration liability that was due upon the achievement of a milestone, defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. The increase in contingent consideration liability was primarily due to the passage of time and changes in the discount rates and probabilities of milestone achievement. As a result of the milestone achievement in September 2023, former Omniome securityholders were entitled to receive as milestone consideration, among other things, an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $2.0 million during the nine months ended September 30, 2023, represents the loss resulting from the difference in the fair value of the 2030 Notes and the principal, in addition to the write-off of the unamortized debt issuance costs on the portion of the 2028 Notes that were exchanged as part of the debt modification during the nine months ended September 30, 2023.
Interest Expense
Interest expense for the nine months ended September 30, 2023, was $10.8 million compared to $11.0 million for the nine months ended September 30, 2022 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the nine months ended September 30, 2023, was $24.3 million compared to $1.3 million for the nine months ended September 30, 2022. The $23.0 million increase was primarily due to investment income.
Benefit from Income Taxes
A deferred income tax benefit of $10.7 million for the nine months ended September 30, 2023, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and investments of $767.8 million compared to $772.3 million as of December 31, 2022. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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
Contingent Consideration
In connection with the acquisition of Omniome in the third quarter of 2021, we entered into an arrangement where we are obligated to pay approximately $200.0 million in cash and equity dependent upon the achievement of a milestone event upon the first commercial shipment of products developed from our acquired sequencing solution. See Note 2 – Business Acquisitions, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for further information. In August 2023, we commenced customer shipments of the Onso short-read sequencing instrument. The milestone payment associated with PacBio’s acquisition of Omniome was triggered in September 2023 once both the Onso instrument and related consumables had been shipped to one customer. Consequently, we paid the former Omniome securityholders milestone consideration of an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock in October 2023.
In connection with the acquisition of Apton, we entered into an arrangement where we are obligated to pay former holders of Apton's outstanding equity interests $25.0 million upon the achievement of $50 million in revenue associated with a high throughput sequencer using Apton's technology, provided that the milestone event occurs prior to the 5-year anniversary of the closing date of the acquisition, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock. See Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash used in operating activities	$(201,613)	$(202,645)
Cash provided by investing activities	71,179	35,680
Cash provided by financing activities	190,493	8,803
Net increase (decrease) in cash, cash equivalents and restricted cash	$60,059	$(158,162)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the nine months ended September 30, 2023 of $201.6 million was due primarily to a $224.7 million net loss that included non-cash items such as share-based compensation of $55.5 million, change in estimated fair value of contingent consideration of $14.0 million, depreciation expense of $8.5 million, amortization of right-of-use assets of $4.9 million, inventory provisions of $4.7 million, merger-related compensation expense of $3.4 million, and loss on extinguishment of debt of $2.0 million. This was offset by deferred income taxes of $10.7 million, the accretion of discount and amortization of premium on marketable securities, net of $10.1 million, and $51.2 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in inventory, accounts receivable and prepaid and other assets, as well as decreases in operating lease liabilities, deferred revenue, other liabilities and the contingent consideration liability. These uses of cash were partially offset by an increase in accrued expenses and accounts payable.

Cash used in operating activities for the nine months ended September 30, 2022, of $202.6 million was due primarily to a $229.9 million net loss that included non-cash items such as share-based compensation of $60.7 million, depreciation expense of $6.9 million, amortization of right-of-use assets of $5.2 million, inventory provisions of $2.7 million, amortization of premium and accretion of discount on marketable securities, net of $1.1 million, partially offset by a $2.2 million decrease in liability due to the change in estimated fair value of contingent consideration, and a net cash outflow due to $48.3 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in inventory and prepaid and other assets, as well as decreases in accrued expenses, operating lease liabilities, deferred revenue and other liabilities. These uses of cash were partially offset by a decrease in accounts receivable and an increase in accounts payable.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities. Cash provided by investing activities for the nine months ended September 30, 2023, was due to $631.8 million of maturities and sales of investments offset by $553.7 million in purchases of investments, $6.8 million in purchases of property and equipment, and $0.1 million of cash paid for the Apton acquisition, net of cash acquired.
Our investing activities consist primarily of capital expenditures and investment purchases, sales and maturities. Cash provided by investing activities for the nine months ended September 30, 2022, was due to $355.4 million of maturities and sales of investments offset by $307.9 million in purchases of investments, and $11.8 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2023 primarily resulted from $189.2 million in net proceeds related to the issuance of common stock from the underwritten public equity offering and $14.4 million from the issuance of common stock through our equity compensation plans partially offset by $7.3 million from the payment of debt issuance costs and $4.4 million from the payment of contingent consideration.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements.

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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2023.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
The 2030 Notes were recorded at fair value as of the closing date of the Exchange Transaction, less debt issuance costs, on our Condensed Consolidated Balance Sheets. We carry our remaining 2028 Notes at the principal amount, less unamortized debt issuance costs, on our Condensed Consolidated Balance Sheets. Because the 2030 Notes and 2028 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the nine months ended September 30, 2023, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of September 30, 2023 was $768 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2023 would have affected the fair value of our investment portfolio by approximately $2.4 million.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

On June 22, 2020, we filed a petition requesting institution of an inter-partes review ("IPR") to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 Patent invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 Patent invalid. The two petitions (the “PacBio IPR Petitions”) requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid. On January 19, 2021, the Board ordered that both PacBio IPR Petitions be instituted on all grounds presented. On January 18, 2022, the Board issued decisions on the two IPRs. In one IPR, all challenged claims were found unpatentable, including PGI’s core device claims. In the second IPR, the Board did not find the disputed claims unpatentable. We are appealing the decision in the second IPR to the U.S. Court of Appeals for the Federal Circuit, which has scheduled a hearing for December 7, 2023.

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

In December 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595). The complaint alleges that our Sequel™ II systems, Sequel IIe Systems, and Revio™ Systems that operate version 11.0 or later of the SMRT™ Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023. We also filed a motion to transfer the case to the Northern District of California which was granted on August 2, 2023 and the case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). The hearing on the motion to dismiss is scheduled for December 13, 2023. Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court is expected to issue an order on the motion in due course. We filed a petition for inter parties review at the USTPO (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. A hearing was held on August 9, 2023. We believe the infringement allegations in the complaint lack merit and we intend to vigorously defend in this matter.

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
Item 1A.    Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in our public filings with the SEC, which could materially affect our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Summary Risk Factors

The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. Such risks are discussed more fully below and include, but are not limited to, risks related to:

•	our ability to successfully market, commercialize, and sell current and future products and related maintenance services;
•	our ability to achieve profitability for our business;
•	our ability to repay our debt and fund our long-term planned operations;
•	our ability to successfully leverage and integrate our acquisitions and future acquisitions;
•	our ability to successfully research, develop and timely manufacture our current and future products;
•	management of new product introductions and transitions, resultant costs, and ability of new products to generate promised performance;
•	recent significant changes to our leadership team and resultant disruptions to our business;
•	retention, recruitment, and training of senior management, key personnel, scientists and engineers;
•	our ability to further penetrate nucleic acid sequencing applications, as well as grow product demand;
•	our reliance on outsourcing to other companies for manufacturing certain components and sub-assemblies, some of which are sole-sourced;
•	our ability to consistently manufacture our instruments and consumables to meet customers’ specifications, quantity, cost, or performance requirements;
•	the high amount of competition we face in our industry;
•	our ability to attract customers and increase sales of current and future products;
•	reliance on a limited number of customers for a significant portion of our revenues, including academic, research and government institutions;
•	the complexity of our products giving rise to defects or errors;
•	our unpredictable and lengthy sales cycles;
•	adverse effects resulting from political and economic tensions between the United States and other countries, including China and Russia, and other geopolitical uncertainties;
•	securing and maintaining patent or other intellectual property protection for our products and related improvements;
•	current and future legal proceedings filed against us claiming intellectual property infringement;
•	the potential adverse impact of health epidemics, including the ongoing COVID-19 pandemic;
•	governmental regulations that burden operations or narrow the market for our products;
•	evolving ethical, legal, privacy, social, and regulatory concerns regarding genetic testing;
•	volatility of the price of our common stock; and
•	our stock price falling as a result of future offerings or sales of securities.

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

We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we recently announced our new Revio long-read sequencing system in the fourth quarter of 2022, and commenced commercial Revio shipments in the first quarter of 2023, and we also progressed development of and, in the quarter ended September 30, 2023, commenced commercial shipments of Onso, our SBB short-read platform. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our Revio product from our prior generation products, or transitioning users of other third party short-read sequencing platforms to Onso, and could incur related obsolete inventory charges. Customers may also be slower that we anticipate in making new capital equipment acquisitions, especially in the current economic environment. However, due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:

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

Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt in the future. As of September 30, 2023, we had outstanding approximately $459.0 million aggregate principal amount of 1.50% convertible senior notes due 2028 (the “2028 Notes”) and $441.0 million aggregate principal amount of our 1.375% convertible senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”). We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which will further contribute to dilution for existing holders.

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

As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies, or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business, as we have previously with our acquisitions of Circulomics, Omniome and Apton in July 2021, September 2021 and August 2023, respectively.

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

In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio and Onso Systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, Revio, Onso, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and Revio Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID-19 pandemic has impacted and could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could materially negatively impact our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.

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

We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe Systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell, the Sequel II/IIe Systems, Revio and Onso, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses and we may not be able to develop, manufacture and commercialize new products or obtain regulatory approval if necessary. We may divert significant resources to research and development initiatives that do not result in commercialized products, and even if these efforts do result in commercialized products, there can be no assurance that such products will compete successfully in the market or achieve an acceptable return, if any, on our research and development efforts and expenses. Moreover, our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.

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

For example, the COVID-19 pandemic caused us to modify our business practices, including limiting certain of our commercial operations and limiting certain employees from working in the office. We offered, and if there is a resurgence of COVID-19 or other outbreak, we may again offer a significant percentage of our employees flexibility in the amount of time they work in an office, which could adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may adversely affect our business.

Even after the COVID-19 pandemic has further subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including recessionary effects and inflationary pressures. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, a reduction in or the lapsing of COVID-19-related governmental stimulus measures, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products and, consequently, related maintenance and support services. The degree of impact of COVID-19 on our business will depend on several factors, such as the duration and the extent of the pandemic, the risk of waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.

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

The operations of our third-party manufacturing partners and suppliers have been and could continue to be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, the Chinese government may re-impose lockdowns or similar measures to combat the spread of COVID-19 and these measures have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the political uncertainty associated with the Israel and Hamas conflict, an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents may reach the end of their life cycles or become obsoleted by our suppliers, and we would have to procure alternative sources for these end-of-life products. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns from COVID-19 infections are reduced, supply issues or business disruptions are resolved and/or other sources can be developed.

In addition, because our semiconductor suppliers are in regions that may have communities with low vaccination rates, any variants of COVID-19 that evolve in the future or other outbreaks could lead to increased infections among workers that could further disrupt the supply chain. Our current manufacturing process is characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected, and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations and expand our product offerings, our business, operations, financial condition, and prospects could be materially and adversely harmed.

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

There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, flow cells, or sub-performing reagent lots, may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, particularly if high rates of inflation continue, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if we experience increased cases of COVID-19 or other outbreaks among our employees, or if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability due to COVID-19 or other outbreaks. An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.

Rapidly changing technology in life sciences and research diagnostics could make our products obsolete unless we continue to develop, manufacture and commercialize new and improved products and pursue new opportunities.

Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. These new and evolving technologies may be superior to, impair, or render obsolete the products we currently offer or the technologies currently underlying our products. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell, Sequel II/IIe Systems, Revio and Onso, could diminish future demand for our products and may materially and adversely harm our future operating results.

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

The future growth of the market for our current and future products depends on many factors beyond our control, including recognition and acceptance of our products by the research and scientific communities, the growth, prevalence and costs of competing products and solutions and the development of robust ecosystems supporting our products and their methodologies. For example, the market acceptance and growth of long-read sequencing technologies, like our Revio system, depends on a variety of factors, including the availability and cost-effectiveness of related tools for high-quality sample collection and preparation and advanced bioinformatic tools to process results, as well as the perceived advantages and disadvantages of long-read sequencing compared to short-read or other sequencing technologies; consequently, if potential customers conclude the costs of adopting long-read sequencing technologies outweigh the benefits, the market for our Revio systems may be negatively impaired. There can be no assurance that our current or future products will gain traction in the market. If the markets for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited, and it could materially and adversely affect our business, operations, financial condition and prospects.

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

Our ability to achieve profitability depends, in part, on our ability to attract customers for our current and future products, including Revio and Onso, and we may be unable to effectively market or sell our products or find appropriate partners to do so. To perform sales, marketing, distribution, and customer support functions successfully, we face a number of risks, including:

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

Our instruments represent significant capital expenditures for our customers in research applications. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the potential impacts of COVID-19 or other outbreaks. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could materially and adversely harm our future operating results.

We may not be able to convert our orders in backlog into revenue.

Our backlog represents product orders from our customers that we have confirmed but have not been able to fulfill, and, accordingly, for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.

Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including the potential impacts from COVID-19 or other outbreaks and our suppliers, especially our sole source suppliers, not being able to provide us with products or components. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.

Our sales cycles are unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.

The sales cycles for our sequencing instruments are lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, including as a result of seasonal factors, as discussed below, and a potential customer may require an extended evaluation and testing period. Our sales cycles may also lengthen, and those sales cycles may result in lower units sold per cycle, as we introduce our Revio and Onso instruments and their associated consumables to the market, as our customers may have additional administrative, technical or other requirements associated with transitioning to new products and technologies. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, if a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Even if our selling efforts are successful, the realization of revenue may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter and year over year. For more information on the impact of these fluctuations on our results and stock price, see “—Our operating results fluctuate from quarter to quarter and year over year, which makes our future results difficult to predict and could negatively impact the market price of our common stock,” below.

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

Other risks could include:

•	interruptions to operations in China as a result of potential disease outbreaks, including any further COVID-19 related outbreaks, and natural catastrophic events, which have in the past and can result in the future in business closures, transportation restrictions, import and export complications and cause shortages in the supply of raw materials or disruptions in manufacturing;
•	product supply disruptions and increased costs as a result of heightened exposure to changes in the policies of the Chinese government, political unrest or unstable economic conditions in China; and
•	the nationalization or other expropriation of private enterprises or intellectual property by the Chinese government.

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

Our operating results during any given period can also be impacted by numerous other factors, including the following:

•	market acceptance for our products;
•	our ability to attract new customers;
•	the length of our sales cycles, as discussed above;
•	our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;
•	publications of studies by us, our competitors or third parties;
•	the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation;
•	the amount and timing of our costs and expenses;
•	changes in our pricing policies or those of our competitors;

•	general economic, industry and market conditions;
•	the regulatory environment in which we operate;
•	expenses associated with warranty obligations or unforeseen product quality issues;
•	the hiring, training, and retention of key employees, including our ability to grow our sales organization;
•	litigation or other claims against us for intellectual property infringement or otherwise;
•	our ability to obtain additional financing as necessary;
•	changes or trends in new technologies and industry standards; and the potential impacts of COVID-19 or other outbreaks.

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

We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions, and we could experience disruption in our supply chain as a result of certain geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. Following Russia’s invasion of Ukraine in February 2022, the United States and other countries imposed certain economic sanctions and severe export control restrictions against Russia and Belarus as well as certain Russian nationals and individuals and entities with ties to Russia, Belarus, and this conflict. These sanctions and restrictions have continued to increase as the conflict has further escalated and now cover the export of our products to Russia, and the United States and other countries could impose even wider sanctions and export restrictions and take other actions in the future that could further limit our ability to provide products in certain locations. Additionally, restrictions on the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license may impact our ability to provide products to customers or distributors in China. We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increases the risks surrounding governmental regulations relating to our business. The need to or failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to continue to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.

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

Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the "VALID Act"), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act, but may revisit the VALID Act or similar policy riders and enact other FDA programmatic reforms in the future. In October 2023, through rulemaking, the FDA proposed to amend the definition of “in vitro diagnostic products” in FDA regulations to include laboratories that manufacture such products and to phase out the FDA’s general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would be regulated similarly to IVDs. It is unclear when the FDA will finalize and begin enforcing such rule and how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.

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

We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region, as discussed above. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15%, and 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Additionally, China also has imposed tariffs on imports into China from the United States. These tariffs have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Further tariffs may be imposed that could cover imports of additional components and materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition, and results of operations.

Additionally, the U.S. government imposed controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These controls also apply to certain hardware containing these specified integrated circuits. In many cases, these licenses are subject to a policy of denial and will not be issued. It is possible that additional restrictions will be put in place. These existing and future controls may impact our ability to export certain products to customers or distributors in China or other locations and restrict our ability to use certain integrated circuits in our products. The U.S. government also continues to add additional entities in China to restricted party lists impacting the ability of U.S. companies to provide items to these entities. Moreover, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies. This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. The Biden Administration has continued to provide updated lists of emerging technologies subject to national security consents. These lists continue to include biotechnologies including “[g]enome and protein engineering including design tools” and “[b]iomanufacturing and bioprocessing technologies.” Therefore, it is possible that our ability to export our products to customers or distributors may be further restricted in the future.

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

Engaging in international business inherently involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (“GDPR”) and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;
•	required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and trade and economic sanctions and other regulations established by the Office of Foreign Asset Control;
•	export requirements and import or trade restrictions;

•	laws and business practices favoring local companies;
•	restrictions on both inbound and outbound cross-border investment;
•	foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of the separation of the United Kingdom from the European Union (“Brexit”) and ongoing geopolitical tensions related to the political uncertainty and military actions associated with the Israel and Hamas conflict, the war in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements, and other trade barriers;
•	difficulties and costs of staffing and managing foreign operations; and
•	difficulties protecting, maintaining, enforcing, or procuring intellectual property rights and defending against intellectual property claims under the law and judicial systems of other countries.

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

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	announcements of new products, technological innovations or strategic partnerships by us or our competitors;
•	announcements by us, our customers, partners, or suppliers relating directly or indirectly to our products, services or technologies;
•	overall conditions in our industry and market;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or achievement of significant milestones;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	issuance of new or updated research or reports by securities analysts;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	disputes or other developments related to proprietary rights, including patents, litigation matters or our ability to obtain intellectual property protection for our technologies;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us or our stockholders;
•	stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	reports, guidance and ratings issued by securities or industry analysts;

•	operating results below the expectations of securities analysts or investors; and
•	general economic and market conditions, which could be impacted by various events including COVID-19, other outbreaks or interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further political uncertainty and military actions associated with the Israel and Hamas conflict and, the war in Ukraine, as well as responses to such events including sanctions or other restrictive actions, by the United States and/or other countries.

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

In addition, if our stockholders sell, or indicate an intent to sell, a large number of shares of our common stock in the public market, it could cause our stock price to fall, particularly if such sales occur over a short period time (for example, following delivery of shares upon achievement of milestones in our acquisition agreements). We may also issue shares of common stock or securities convertible into our common stock in connection with a financing, acquisition, our equity incentive plans, or otherwise. Any such issuances would result in dilution to our existing stockholders and the market price of our common stock may be adversely affected.

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

As of September 30, 2023, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change.

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

General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the COVID-19 pandemic or other outbreaks as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further political uncertainty and military actions associated with the Israel and Hamas conflict and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

We currently conduct operations in various countries and jurisdictions, and continue to expand to new international jurisdictions as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the U.S. We sell directly and through distribution partners throughout Europe, the Asia-Pacific region, Mexico, Brazil, and South Africa and have a significant portion of our sales and customer support personnel in Europe and the Asia-Pacific region. As a result, we or our distribution partners may be subject to additional regulations and increased diversion of management time and efforts. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be materially and adversely affected and failure to comply with laws and regulations applicable to business operations in foreign jurisdictions may also subject us to significant liabilities and other penalties. International operations entail a variety of other risks, including, without limitation:

•	limits to travel, which could result from further outbreaks of COVID-19 or other pandemics or epidemics;
•	challenges in staffing and managing foreign operations;
•	potentially longer sales cycles and more time required to engage and educate customers on the benefits of our platform outside of the United States;
•	the potential need for localized software and documentation;
•	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•	defending against intellectual property claims in other countries;
•	restrictions on both inbound and outbound cross-border investment, including enhanced oversight by the Committee on Foreign Investment in the United States (“CFIUS”) and substantial restrictions on investment from China;
•	U.S. and foreign government trade restrictions, including those which may impose restrictions on the importation, exportation, re-exportation, sale, shipment or other transfer of programming, technology, components, including semiconductors, and/or services to foreign persons;
•	changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions, and other trade barriers;
•	tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs by the U.S. government on various imports from China, Canada, Mexico, and the European Union (“E.U.”) and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;
•	deterioration of political relations between the U.S. and Russia, China, Japan, Korea, Canada, the United Kingdom (“U.K.”), and the E.U., which could have a material adverse effect on our sales and operations in these countries;
•	changes in social, political, and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the U.K. from the E.U.;
•	difficulties in obtaining export licenses or in overcoming other trade barriers and restrictions resulting in delivery delays;
•	fluctuations in currency exchange rates and the related effect on our results of operations;
•	increased financial accounting and reporting burdens and complexities;
•	disruptions to global trade due to disease outbreaks or conflicts;
•	potential increases on tariffs or restrictions on trade generally; and
•	significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the E.U. General Data Protection Regulation which took effect in the E.U. in 2018.

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

Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with the political uncertainty and military actions associated with the Israel and Hamas conflict and the war in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.

If we do not allocate and effectively manage the resources necessary to build and sustain the proper IT infrastructure, including those used in our products, we could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions or loss of or damage to intellectual property. If our data management systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our reputation, financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber-attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.

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

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, as we work to align our ESG practices with industry standards, we will likely continue to expand our disclosures in these areas and doing so may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, our reputation, business, financial performance, and growth may be adversely impacted.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on August 2, 2023 and September 22, 2023, there have been no unregistered sales of our equity securities during the three months ended September 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: November 3, 2023	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2023	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)