Form 10-K
period 2023-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2024-02-28
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-K
________________________________________________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-34899
________________________________________________________________________________
Pacific Biosciences of California, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

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
None
________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, based upon the closing price of Common Stock on such date as reported by NASDAQ Global Select Market, was approximately $3,323,701,933. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of the registrant’s common stock as of January 31, 2024: 267,951,880
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

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
•our current and future products;
•our strategic and commercial plans, including our expectations for Revio and Onso systems;
•our market opportunity, including market size and expected market growth;
•our expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products;
•our manufacturing plans including developing and scaling of manufacturing and delivery of our products;
•our research and development plans;
•the anticipated impact of catastrophic events, including health epidemics or pandemics and military or other armed conflicts, on our business, business plans and results of operations;
•our product development plans, roadmaps, and objectives, including, among other things, statements relating to future uses, quality, or performance of, or benefits of using, products or technologies, updates, or improvements of our products;
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

PART I
ITEM 1.    BUSINESS
Overview
We are a premier life science technology company that is designing, developing, and manufacturing advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems.
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB®) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential.
Our focus is on creating some of the world`s most advanced sequencing systems to provide our customers the most complete and accurate view of genomes, transcriptomes, and epigenomes.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies, and agricultural companies.
Recent Developments
In 2023, we commercially released two new sequencing platforms, RevioTM and OnsoTM.
Revio is a new long-read sequencing system designed to enable the use of HiFi sequencing for large studies in human genetics, cancer research, and agricultural genomics. Commercial shipments for Revio commenced in the first quarter of 2023, and 173 systems have since been shipped to more than twenty countries as of December 31, 2023. We released SMRT Link 13.0 software on the Revio system which includes the adaptive loading feature for consistent run performance, run preview for improved lab efficiency, and expanded application support with functionality to sequence shorter and longer fragments of DNA.
Onso, a short-read DNA sequencing system, is designed to deliver industry-leading sensitivity and specificity for novel insights in oncology, disease research, and other applications. We commenced customer shipments of Onso in the third quarter of 2023.
In August 2023, we acquired Apton Biosystems to accelerate the development of a high-throughput platform based on the SBB chemistry utilized by Onso. Through acquiring Apton, we obtained expertise in state-of-the-art optics and image processing and a novel clustering method and chemistry designed to enable the sequencing of billions of clusters of DNA on one flow cell.
We also develop products used to prepare molecules for sequencing on our platforms. In the fourth quarter of 2023, we commenced commercial shipments for a new KinnexTM line of products used to concatenate small molecules into larger fragments to optimize the output on HiFi sequencing systems like Revio. The Kinnex products are designed for various applications in RNA and amplicon sequencing. As of December 31, 2023, we received orders from over 70 customers.
Our Mission and Impact
Our mission is to enable the promise of genomics to better human health. Genomics is core to all biological processes, and our advanced genomics tools provide scientists and clinical researchers with the insights to better understand biology and health. The “promise of genomics” postulates that medicine, agriculture, public health, drug development, and other disciplines will be transformed by incorporating routine genomic information over the coming decades. We see early progress toward this transformation in the applied use of genomics in areas such as genetic disease, oncology, and sustainable food production. However, legacy genomics technologies have fundamental limitations in progressing these fields toward the promise of genomics. We believe that unleashing the full potential of genomics will require a level of accuracy and completeness inaccessible to legacy technologies. Accuracy and completeness are central to our product development strategy; thus, we have created some of the most innovative and high-quality genomics solutions on the market. Our products also have enhanced multi-omic capabilities to look beyond the genome to the transcriptome and epigenome, which we believe is key to understanding a full picture of biology.
3

The Underlying Science
Genetic inheritance in living organisms is conveyed through a naturally occurring information storage system known as deoxyribonucleic acid, or DNA. DNA stores information in linear chains of the chemical bases adenine, cytosine, guanine, and thymine, represented by the symbols A, C, G, and T respectively.
In humans, the genome is comprised of approximately three billion DNA base pairs, which are divided into 23 chromosomes ranging in size from 50 million to 250 million bases. A human carries two copies of the chromosomes, one inherited from each parent. Approximately 23,000 smaller regions within these chromosomes, called genes, contain the blueprints for protein production. The proteins synthesized from these blueprints essentially underlie the operation of all biological systems.
Genome sequencing reads the bases of long fragments of nucleic acids. Initial genome sequencing studies have shown that mutations in these DNA base pairs play a critical role in human disease, contributing to the burgeoning field of genomics. Since then, recent discoveries have highlighted additional complexities of DNA and RNA. These discoveries include the presence of chemical modifications to the bases, such as methylation, and post-translational modification, or the processing of RNA molecules after they are transcribed from the genome, both of which can affect protein synthesis.
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
Oncology: Enable the discoveries of underlying causes of cancer, progression, and relapse
Understanding tumor cells` cellular and molecular complexity is critical in developing more effective targeted cancer therapies. Single-cell transcriptomics is particularly impactful in defining cellular identity and function; however, other technologies miss critical information by only sequencing a portion of RNA. Our long-read RNA sequencing method, single-cell Iso-Seq (scIso-Seq), accurately detects molecular events such as RNA isoforms and expressed mutations and provides gene expression information at the single-cell level. We believe scIso-Seq is uniquely positioned to enable discoveries by researchers of the underlying causes of cancer initiation, progression, and relapse, as well as the discovery by researchers of novel diagnostic, prognostic, and predictive biomarkers that may inform future clinical tests.

As novel discoveries continue to be made using our long-read sequencing technology, we believe our SBB short-read sequencing technology will enable us to meet customers` demands in the expanding non-invasive testing market in oncology. Due to the small amounts of circulating tumor DNA (ctDNA) present in the blood of early-stage cancer patients and those with minimal residual disease (MRD), the presence of cancer often goes undetected, and a more sensitive assay will be required. Based on testing internally and at beta customer sites, we believe our SBB technology has the potential to offer higher accuracy than competitor sequencing technologies, which may in the future support our customers’ development of more sensitive tests for the purpose of earlier detection and more robust monitoring of cancer.
Plant and Animal Sciences: Helping scientists answer biological questions for a healthier world
In Plant and Animal Sciences, academic, government and corporate researchers are using our technology to explore and catalog the genetic and biological diversity of organisms for the breeding, propagation, and production of crops and livestock while conserving the planet’s natural resources. PacBio HiFi sequencing enables researchers to build high quality de novo reference genomes and transcriptomes to study variations across species enabling improvements to global conservation initiatives and support the breeding and production of resilient and higher yielding crops to meet the world's growing population and demand.
Our Technology, Products, and Solutions
We have developed HiFi long-read sequencing based on Single-Molecule Real-Time (SMRT) technology, which accurately detects the nucleotide sequence and epigenetic status of individual DNA molecules. We are also expanding our genomic solutions with our short-read SBB chemistry, which offers sensitive sequencing for short-read applications.
Our sales consist of sequencing instruments, nanofluidic chips (SMRT Cells), and reagents for preparing DNA and performing sequencing based on our SMRT technology; flow cells and reagents for preparing DNA and performing sequencing based on our SBB technology, reagents for DNA extraction based on our Nanobind technology; and the services we perform for customers.
HiFi Long-Read Sequencing
Our HiFi long-read sequencing protocol was built upon our SMRT sequencing systems, including consumables and software, and offers customized end-to-end workflows for different sequencing applications. Highly accurate, long sequence reads simplify and accelerate data analysis algorithms, reducing the need for error correction steps and/or assembly aspects, depending on the application.
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
SMRT Technology
Our proprietary SMRT Technology enables the observation of DNA synthesis as it occurs in real-time by harnessing the natural process of DNA replication, which in nature is a highly efficient and accurate process actuated by DNA polymerases. DNA polymerases attach to a strand of DNA to be replicated, examine the individual base at the point it is attached, and then determine which of the four building blocks, or nucleotides (A, C, G, or T), is required to complement that individual base. After determining which nucleotide is required, the polymerases incorporate that nucleotide into the growing strand being produced.

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
We offer several reagent kits, each designed to address a specific step in the core sequencing workflow. A library preparation kit is used to convert DNA into SMRTbell double-stranded DNA library formats and includes typical molecular biology reagents, such as ligase, buffers, and exonucleases. Our binding/polymerase kits include our modified DNA polymerase and are used to bind SMRTbell libraries to the polymerase in preparation for sequencing. Our core sequencing kits contain reagents required for on-instrument, real-time sequencing, including phospholinked nucleotides.
We have developed and offered a new line of Kinnex kits with companion SMRT Link software to enable high-throughput, scalable, cost-effective RNA applications including bulk RNA, single-cell RNA, and 16S rRNA sequencing. The Kinnex kits are built upon the Multiplexed Array Sequencing (MAS-Seq) method for concatenating smaller amplicons into larger fragments to sequence on PacBio's long read sequencers, increasing the molecular yield by up to 16-fold. Throughput increase in these key RNA applications where the dynamic range of different RNA isoforms (bulk and single-cell) or microbial species (16S) can vary by orders of magnitude, enables characterization of these complex RNA samples while drastically reducing sequencing need.
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
SBB Short-Read Sequencing Instrument: Onso system
Our Onso instrument conducts, monitors, and analyzes SBB biochemical reactions. The instrument uses extremely sensitive imaging systems to collect the light emitted by fluorescent reagents allowing the observation of biological processes. Computer algorithms are used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G, or T base call with associated quality metrics. Once sequencing is started, the imaging data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values.
SBB Consumables
To complement our Onso instrument, we also sell a range of SBB consumable products including flow cells, clustering, and sequencing reagent kits. One flow cell and associated sequencing reagent pack is consumed per sequencing reaction. Each flow cell contains two lanes and scientists can choose to sequence different samples in each lane while additionally combining any number of flow cells needed per experiment.
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
Our Strategy for Growth
To enable the promise of genomics, our strategy includes the following key elements:
•Increase technology adoption by increasing market share via new customer acquisition, continue Sequel II conversions to Revio, and scale Onso production;
•Leverage innovation to complete development of new sequencing platforms and launch on-market system improvements;
•Build upon clinical momentum by expanding HiFi usage in large-scale programs and translational research projects; and
•Drive towards positive cash flow through gross margin expansion, disciplined operating expense management, and a focus on working capital.
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
Our business is subject to seasonal trends. See the Risk Factors section, specifically the risk factor titled Our operating results fluctuate from quarter to quarter and year over year, which makes our future results difficult to predict and could negatively impact the market price of our common stock, for additional information.

Customers
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies, and agricultural companies. In general, our customers will isolate, prepare, and analyze genetic samples using PacBio sequencing systems in their own laboratories, or they will send their genetic samples to third-party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn, or other crops. For the year ended December 31, 2023, no single customer accounted for 10% or more of our total revenue. For the years ended December 31, 2022, and 2021, one customer accounted for approximately 12% and 13% of our total revenue, respectively.
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
Backlog
As of December 31, 2023, our product backlog was approximately $18.7 million, compared to $51.5 million as of December 31, 2022. We define backlog as purchase orders or signed contracts from our customers, which we believe are firm and for which we have not yet recognized revenue. We expect to convert the majority of this backlog to revenue during 2024; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.
Manufacturing
We manufacture sequencing instruments, SMRT Cells, and reagents. Our key manufacturing and service facility in Menlo Park, California has received ISO 13485 and ISO 9001 certifications for the design, development, manufacture, distribution, installation, and servicing of its nucleic acid sequencing platforms. We utilize subcontract manufacturers for components of the manufacturing process. We purchase both custom and off-the-shelf components from a large number of suppliers and subject them to significant quality specifications. We periodically conduct quality audits of most of our critical suppliers and have established a supplier qualification program. Some of the components required in our products are currently either sole sourced or single sourced.
Research and Development
We have historically made and plan to continue to make significant investments in research and development. Our research and development efforts focus on programs to develop new and existing platforms, as well as increasing throughput and decreasing costs on behalf of our customers. We are currently developing higher throughput platforms that utilize our HiFi long-read sequencing and SBB short-read sequencing technologies. We also are developing a benchtop HiFi platform intended to improve accessibility for smaller laboratories, and we continue to extend our on-market platforms, Revio and Onso. In addition to platform development, we also innovate across end-to-end workflows to improve usability, as well as develop new applications for the advancement of human health.
Intellectual Property
Developing and maintaining a strong intellectual property portfolio is an important element of our business. We have sought, and will continue to seek, patent protection for our SMRT and SBB technology, for improvements to our SMRT kit and SBB technology, as well as for any of our other technologies where we believe such protection will be advantageous.
Our current patent portfolio, including patents exclusively licensed to us, is directed to various technologies, including SMRT nucleic acid sequencing and other methods for analyzing biological samples, zero-mode waveguide (ZMW) arrays, surface treatments, phospholinked nucleotides and other reagents for use in nucleic acid sequencing, optical short-read nucleic acid sequencing, nucleic acid preparation, and purification components and systems, processes for identifying nucleotides within nucleic acid sequences, and processes for analysis and comparison of nucleic acid sequence data. Some of the patents and applications that we own, as well as some of the patents and applications that we have licensed from other parties, are subject to U.S.

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
As of December 31, 2023, we own or hold exclusive licenses to 437 issued U.S. patents, 89 pending U.S. patent applications, 6 pending Patent Cooperation Treaty ("PCT") patent applications, 441 issued foreign patents, and 166 pending foreign patent applications. The full term of the issued U.S. patents will expire between 2024 and 2041. We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.
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
In order for us to maintain and increase our sales, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators. Our HiFi long-read sequencing will need to continue to deliver very high consensus accuracy and long-read lengths and include single-molecule, real-time resolution, with the ability to detect real-time kinetic information, fast time-to-result and flexibility, as well as support the breadth and depth of current and future applications.
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
For example, in some cases, our customers, including laboratories that offer services as part of our certified service provider program, may use our RUO products in their own laboratory-developed tests (“LDTs”) or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. However, on October 3, 2014, the FDA issued two draft guidance documents that set forth the FDA’s proposed risk-based framework for regulating LDTs, which are designed, manufactured, and used within a single laboratory. In January 2017, the FDA announced that it would not issue final guidance on the oversight of LDTs and LDT manufacturers but would seek further public discussion on an appropriate oversight approach and give Congress an opportunity to develop a legislative solution. The FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the “VALID Act”). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act, but Congress may revisit the policy riders and enact other FDA programmatic reforms in the future. In October 2023, through rulemaking, the FDA proposed to amend the definition of “in vitro diagnostic products” in FDA regulations to include laboratories that manufacture such products and to phase out the FDA’s general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would be regulated similarly to IVDs. It is unclear when the FDA will finalize and begin enforcing such rule. Any future legislative or administrative rule making or oversight of LDTs and LDT manufacturers, if and when finalized, may impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws. We would become subject to additional FDA requirements if our products are determined to be medical devices or if we elect to seek 510(k) clearance or pre-market approval. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements.
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
Human Capital
As of December 31, 2023, we had 796 full-time employees. Of these employees, 317 were in research and development, 91 were in operations, 45 were in service, 226 were in marketing, sales, and customer support, and 117 were in general and administration. With the exception of our field-based sales, marketing, and service teams, the majority of our employees are in California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.
Talent Acquisition and Retention
We recognize that our employees largely contribute to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. Our talent acquisition team uses internal and external resources to recruit highly skilled candidates globally.
Total Rewards
Our total rewards philosophy has been to invest in our workforce by offering competitive and fair compensation and benefits packages. We provide employees with compensation packages that include base salary, short-term incentives such as annual bonuses and commissions, and long-term equity awards. We also offer comprehensive employee benefits, which vary by country and region, such as life, disability, and health insurance, health savings and flexible spending accounts, time off benefits, paid parental leave, Employee Stock Purchase Program, and a 401(k) plan. It is our expressed intent to be an employer of choice in our industry by providing market-competitive compensation and benefits packages.

Health, Safety, and Wellness
The health, safety, and wellness of our employees is a priority in which we have always invested and will continue to do so. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. These programs are highlighted and updated regularly on our internal benefits platform.
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
Additionally, we use our website (including the blog section of our website) as well as our X (formerly Twitter) account (@pacbio) as a channel of distribution for important company information and to comply with our disclosure obligations under Regulation FD. Important information, including press releases, analyst presentations, and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “Company - Investors” on our website home page. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible through our website at www.pacb.com/blog, as well as our X account (@pacbio). The contents of our website and our X account are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or X account are intended to be inactive textual references only.

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
•our ability to repay our debt and fund our long-term operations;
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
•adverse effects resulting from political and economic tensions between the United States and other countries, including China and Russia, and other geopolitical uncertainties;
•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;
•the potential adverse impact of health epidemics, including any resurgence of COVID-19 cases or other similar outbreaks;
•governmental regulations that burden operations or narrow the market for our products;
•evolving ethical, legal, privacy, social, and regulatory concerns regarding genetic testing;
•volatility of the price of our common stock; and
•our stock price falling as a result of future offerings or sales of securities.

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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our new long-read sequencing system in the first quarter of 2023, and commenced commercial shipments of Onso, our new SBB short-read platform, in the third quarter of 2023. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our prior generation products to our Revio product, or transitioning users of other third party short-read sequencing platforms to Onso, and could incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products or manage sales and marketing of multiple sequencing platforms;
•drive adoption of our current and future products, including the Sequel II/IIe, Revio and Onso systems, and products under development;
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
•complete the scientific and technical validation of new products on our currently expected timeline or at all;
•deliver our future products in a timely manner to our customers;
•grow our market share by marketing and selling our products for new and additional applications;
•manage the significant burdens that expanding our existing or future products into current and new markets may impose on marketing, compliance, and other administrative and managerial resources;
•maintain and develop strategic relationships with vendors, manufacturers, and other industry partners to acquire necessary materials for the production of, and to develop, manufacture and commercialize, our existing or future products;

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
•protect our proprietary technology; and
•attract, retain, and motivate qualified personnel.
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
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt, in the future. As of December 31, 2023, we had outstanding approximately $459.0 million aggregate principal amount of 1.50% convertible senior notes due 2028 (the “2028 Notes”) and $441.0 million aggregate principal amount of our 1.375% convertible senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”). We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which will further contribute to dilution for existing holders.
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
As part of our business strategy, we have acquired and expect to continue to pursue acquisitions of complementary businesses, technologies, or assets. We may also pursue technology license arrangements, strategic alliances or investments that complement our business as we have previously with our acquisitions of Circulomics, Omniome and Apton in July 2021, September 2021 and August 2023, respectively.
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
•difficulties in retaining suppliers, partners, or customers of an acquired company;
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
In light of the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio and Onso Systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, Revio, Onso, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and Revio Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic has impacted and, any resurgence of COVID-19, or the outbreak of other similar health epidemics could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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
We must successfully manage new product introductions and transitions, including with respect to the Revio and Onso Systems and each of their related consumables, and the development of acquired technologies, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully execute on the commercialization of the Revio HiFi long-read sequencing system, and the Onso SBB short-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent commercialization of our Revio and Onso systems, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio and Onso Systems and each of their related consumables, and any future long-read and short-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.
Our business may be adversely affected by health epidemics, including any resurgence of COVID-19 cases or other similar outbreaks.
Our business has been and could be further adversely impacted by the effects of COVID-19 or other epidemics or pandemics. Although it is not possible at this time to estimate the impact that health epidemics, including the results of the COVID-19 pandemic and any future resurgence of COVID-19 cases or other similar outbreaks, could have on our business, any pandemic or public health outbreaks or related disruptions and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture of our products.

Our manufacturing partners and suppliers have been and could continue to be disrupted by conditions related to COVID-19 or other epidemics or pandemics, possibly resulting in disruption to the production of our products. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. There is significant uncertainty relating to the long-term effect of COVID-19 or other epidemics or pandemics on our business. Infections may resurge or become more widespread and any ensuing disruptions to business activities or supply chains could have a negative impact on our business, financial condition, and operating results. Because our semiconductor manufacturers are located in a region where immunization rates in certain communities may be low, new and emerging variants of COVID-19 or other epidemics or pandemics could impact workforce availability at those locations and disrupt supply. For example, the Chinese government may re-impose lockdowns or similar measures to combat the spread of health epidemics such as COVID-19 or other similar outbreaks and such measures have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, as well as customer demand for our products and demand through certain distributors.
For example, the COVID-19 pandemic caused us to modify our business practices, including limiting certain of our commercial operations and limiting certain employees from working in the office. We offered, and if there is a resurgence of COVID-19 or other similar outbreaks, we may again offer a significant percentage of our employees flexibility in the amount of time they work in an office, which could adversely impact the productivity of certain employees and harm our business, including our future operating results. This may also present risks for our strategy and may present operational, cybersecurity, and workplace culture challenges that may adversely affect our business.
Even after the COVID-19 pandemic has further subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including recessionary effects and inflationary pressures. Specifically, difficult macroeconomic conditions, such as decreases in discretionary capital expenditure spending, changes to the government funding environment, a reduction in or the lapsing of COVID-19-related governmental stimulus measures, increased and prolonged unemployment or a decline in consumer confidence as a result of the COVID-19 pandemic or other epidemics or pandemics, as well as limited or significantly reduced points of access of our products, could have a continuing adverse effect on the demand for some of our products and, consequently, related maintenance and support services. The degree of impact of COVID-19 or other epidemics or pandemics on our business will depend on several factors, such as the duration and the extent of the pandemic, the risk of waning immunity among persons already vaccinated and an increase in fatigue or skepticism with respect to initial or booster vaccinations, as well as actions taken by governments, businesses, and consumers in response to the pandemic, all of which continue to evolve and remain uncertain at this time.
Significant changes to our leadership team and the resulting management transitions might harm our future operating results.
We have experienced significant changes to our leadership team since 2020, including the appointment of our current President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Commercial Officer, Vice President and Chief Accounting Officer, and Chair of the Board.
Although we believe these leadership transitions are in the best interest of our stakeholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners, and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members within our organization to achieve our operating objectives; as such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes may increase our dependency on the other members of our leadership team that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be materially and adversely affected.

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
Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. This competition had been exacerbated by the increase in employee resignations in 2021 and 2022 that had been experienced by us and reported by employers nationwide. In addition, we have experienced significant turnover in our senior management team in recent periods. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. We may face challenges in retaining and recruiting such individuals due to sustained declines in our stock price that could reduce the retention value of equity awards. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition. In addition, we will need to continue to recruit, hire and retain sales personnel to support the commercialization of our existing and new products. Our employees could leave our company with little or no prior notice and would be free to work for a competitor. In addition, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business. In addition, we do not have “key person” life insurance policies covering any member of our management team or other key personnel. Further, our vaccination and return to office protocols related to COVID-19 or other epidemics or pandemics may also impact the recruitment and retention of key employees. The loss of any of these individuals or any inability to attract or retain qualified personnel, including scientists, engineers, sales personnel and others, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and introductions, business growth prospects, results of operations and financial condition.
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
The operations of our third-party manufacturing partners and suppliers have had and may in the future be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, the Chinese government may re-impose lockdowns or similar measures to combat the spread of COVID-19 or other similar outbreaks and these measures have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the political uncertainty in the Middle East associated with the Israel and Hamas conflict, an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents may reach the end of their life cycles or become obsoleted by our suppliers, and we would have to procure alternative sources for these end-of-life products. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns from COVID-19 or other epidemics or pandemics infections are reduced, supply issues or business disruptions are resolved and/or other sources can be developed.

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
In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells, flow cells and of reagents for both our-long and short-read technologies, involve a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells, flow cells and other products, inadequate reserves for inventory, or other issues.
There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, flow cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, particularly if high rates of inflation continue, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability (whether due to health epidemics or pandemics or otherwise). An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.
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
The future growth of the market for our current and future products depends on many factors beyond our control, including recognition and acceptance of our products by the research and scientific communities, the growth, prevalence and costs of competing products and solutions and the development of robust ecosystems supporting our products and their methodologies. For example, the market acceptance and growth of long-read sequencing technologies, like our Revio system, depends on a variety of factors, including the availability and cost-effectiveness of related tools for high quality sample collection and preparation and advanced bioinformatic tools to process results; as well as the perceived advantages and disadvantages of long-read sequencing compared to short-read or other sequencing technologies: consequently, if potential customers conclude the costs of adopting long-read sequencing technologies outweigh the benefits, the market for our Revio systems may be negatively impaired. There can be no assurance that our current or future products will gain traction in the market. If the markets for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited, and it could materially and adversely affect our business, operations, financial condition and prospects.
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
There are a significant number of companies offering nucleic acid sequencing products and/or services, including Illumina, BGI Genomics (also known as MGI or Complete Genomics), Thermo, ONT Ltd., Roche, Bionano, and Qiagen. Other companies recently entering the market include Ultima, Element and Singular. Many of these companies currently have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater financial, technical, research and/or other resources, more experience in new product development, larger and more established manufacturing capabilities and marketing, sales, and support functions, and/or more established distribution channels to deliver products to customers than we do. These companies may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements.

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
Our ability to achieve profitability depends, in part, on our ability to attract customers for our current and future products including Revio and Onso, and we may be unable to effectively market or sell our products or find appropriate partners to do so. To perform sales, marketing, distribution, and customer support functions successfully, we face a number of risks, including:
•our ability to attract, retain and manage qualified sales, marketing, and service personnel necessary to expand market acceptance for our technologies;
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
We receive a significant portion of our revenue from a limited number of customers. For example, for the years ended December 31, 2022 and 2021, one of our customers, who is our primary distributor in China, accounted for approximately 12% and 13% of our total revenue, respectively. For the year ended December 31, 2023, no single customer accounted for 10% or greater of our total revenue. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

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
Our instruments represent significant capital expenditures for our customers in research applications. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the potential impacts from health epidemics or pandemics. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could materially and adversely harm our future operating results.

We may not be able to convert our orders in backlog into revenue.
Our backlog represents product orders from our customers that we have confirmed but have not been able to fulfill, and, accordingly, for which we have not yet recognized revenue. We may not receive revenue from these orders, and any order backlog we report may not be indicative of our future revenue.
Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including the potential impacts from health epidemics or pandemics and our suppliers, especially our sole source suppliers, not being able to provide us with products or components. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their orders with us. Customers may otherwise seek to cancel or delay their orders even if we are prepared to fulfill them. If our orders in backlog do not result in sales, our operating results may suffer.
Our sales cycles are unpredictable and lengthy, which makes it difficult to forecast revenue and may increase the magnitude of quarterly or annual fluctuations in our operating results.
The sales cycles for our sequencing instruments are lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, including as a result of seasonal factors, as discussed below, and a potential customer may require an extended evaluation and testing period. Our sales cycles may also lengthen, and those sales cycles may result in lower units sold per cycle, as we continue to introduce our Revio and Onso instruments and their associated consumables to the market, as our customers may have additional administrative, technical or other requirements associated with transitioning to new products and technologies. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, if a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Even if our selling efforts are successful, the realization of revenue may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter and year over year. For more information on the impact of these fluctuations on our results and stock price, see “—Our operating results fluctuate from quarter to quarter and year over year, which makes our future results difficult to predict and could negatively impact the market price of our common stock,” below.
Because some of our customers and suppliers are based in China, our business, financial condition and results of operations could be adversely affected by the political and economic tensions between the United States and China.
We are subject to risks associated with political conflicts between the U.S. and China. A significant portion of our revenue is generated from China. For example, for the years ended December 31, 2022 and 2021, one of our customers, who is our primary distributor in China, accounted for approximately 12% and 13% of our total revenue, respectively. For the year ended December 31, 2023, no single customer accounted for 10% or greater of our total revenue. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

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
Other risks could include:
•interruptions to operations in China as a result of potential disease outbreaks, including any further COVID-19 related outbreaks, and natural catastrophic events, which have in the past and can result in the future in business closures, transportation restrictions, import and export complications and cause shortages in the supply of raw materials or disruptions in manufacturing;
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

Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;
•publications of studies by us, our competitors or third parties;
•the timing and success of new product introductions by us or our competitors or other changes in the competitive dynamics of our industry, such as consolidation;
•the amount and timing of our costs and expenses;
•changes in our pricing policies or those of our competitors;
•general economic, industry and market conditions;
•the impact of catastrophic events, including health epidemics or pandemics and military or other armed conflicts;
•the regulatory environment in which we operate;
•expenses associated with warranty obligations or unforeseen product quality issues;
•the hiring, training, and retention of key employees, including our ability to grow our sales organization;
•litigation or other claims against us for intellectual property infringement or otherwise;
•our ability to obtain additional financing as necessary; and
•changes or trends in new technologies and industry standards.
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
Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, and as a result our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Section 382. Consequently, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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
Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the "VALID Act"), which aims to create a new category of medical products separate from medical devices called “in vitro clinical tests,” or IVCTs, and bring all such products within the scope of the FDA’s oversight. To date, Congress has not passed the VALID Act, but may revisit the VALID Act or similar policy riders and enact other FDA programmatic reforms in the future. In October 2023, through rulemaking, the FDA proposed to amend the definition of "in vitro diagnostic products" in FDA regulations to include laboratories that manufacture such products and to phase out the FDA's general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would be regulated similarly to IVDs. It is unclear when the FDA will finalize and begin enforcing such rule and how future legislation by federal and state governments and FDA regulation will impact the industry, including our business and that of our customers.
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
•difficulties and costs of staffing and managing foreign operations; and

•difficulties protecting, maintaining, enforcing, or procuring intellectual property rights and defending against intellectual property claims under the law and judicial systems of other countries.
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
•announcements by us, our customers, partners, or suppliers relating directly or indirectly to our products, services or technologies;
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
•operating results below the expectations of securities analysts or investors; and

•general economic and market conditions, which could be impacted by various events including health epidemics or pandemics, interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, international tariffs, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further political uncertainty and military actions associated with the war in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.
If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations, which were exacerbated by the COVID-19 pandemic, and current macroeconomic trends and geopolitical events, and have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
As of December 31, 2023, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes and 2028 Notes are collectively referred to as the Notes.
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
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, including the potential effects from the COVID-19 pandemic or other similar outbreaks as discussed above, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further political uncertainty and military actions in the Middle East associated with the Israel and Hamas conflict and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
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
•potential limits to travel as a result of COVID-19 or other epidemics or pandemics;
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
•changes in social, political, and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions into which we sell our products, including as a result of the withdrawal of the U.K. from the E.U.;
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
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with the political uncertainty and military actions in the Middle East associated with the Israel and Hamas conflict and the war in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyber-attacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber-attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.
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

Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our sequencing platforms, marketing programs, and analysis software, including Revio and otherwise within our business, and these solutions and features are advantageous to describing, enhancing, and maximizing the capabilities of our differentiated technologies and to our future growth over time. We rely and expect to rely on AIML technologies such as basecalling, variant calling, epigenetic analysis and tertiary analysis, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors or other third parties may incorporate AIML into their products, platforms, software and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, to alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources, AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Senior Director and Head of Information Technology who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards, including through annual third-party vulnerability assessments. We train our employees on these safeguards, in collaboration with human resources, IT, and departmental management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.
We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We require each third-party infrastructure and applications service provider that has access to our system to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
We have not previously experienced a cybersecurity incident that was determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our Senior Director and Head of Information Technology and our management committee on cybersecurity, which includes Facilities, HR, IT, Legal, and Management, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our cybersecurity team and IT management have years of cybersecurity experience and expertise including holding numerous applicable cybersecurity certifications, such as ISC2 Certified Information Systems Security Professional (CISSP).
Our Senior Director and Head of Information Technology and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Senior Director and Head of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by leading the implantation of the cybersecurity risk management program and working directly with our security team. The Senior Director and Head of Information Technology also provides appropriate information and updates to our management committee on cybersecurity.
Our Senior Director and Head of Information Technology and representatives from our management committee on cybersecurity provide annual briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
ITEM 2.    PROPERTIES
Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Menlo Park, California, where we lease approximately 180,200 square feet under a lease expiring on October 31, 2027. We operate additional research, development, and support functions in San Diego, where we lease approximately 73,500 square feet under a lease expiring on September 30, 2027. Additionally, our European headquarters is located in London, where we lease approximately 7,300 square feet under a lease expiring November 30, 2026. Including these leases, we lease approximately 270,000 square feet globally.
We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3.    LEGAL PROCEEDINGS
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
On June 22, 2020, we filed a petition requesting institution of an inter-partes review ("IPR") to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office requesting the Board to find a set of claims in the ‘441 Patent invalid. On June 27, 2020, we filed a second petition requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 Patent invalid. The two petitions (the “PacBio IPR Petitions”) requesting IPRs assert that all of the claims relevant to the PGI complaint are invalid. On January 19, 2021, the Board ordered that both PacBio IPR Petitions be instituted on all grounds presented. On January 18, 2022, the Board issued decisions on the two IPRs. In one IPR, all challenged claims were found unpatentable, including PGI’s core device claims. In the second IPR, the Board did not find the disputed claims unpatentable. We appealed the decision in the second IPR to the U.S. Court of Appeals for the Federal Circuit, which held a hearing on December 7, 2023. On January 9, 2024, the U.S. Court of Appeals for the Federal Circuit affirmed the decisions of the Board.
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
In December 2022, Take2 Technologies, Ltd. (“Take2”) and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595). The complaint alleges that our SequelTM II systems, Sequel IIe Systems, and RevioTM Systems that operate version 11.0 or later of the SMRTTM Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We believe the infringement allegations in the complaint lack merit and we intend to vigorously defend in this matter. We filed a motion to dismiss on February 14, 2023. We also filed a motion to transfer the case to the Northern District of California which was granted on August 2, 2023 and the case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). A hearing occurred on February 22, 2024 on the motion to dismiss the case and the motion was taken under submission for future decision. Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the district court action. On October 17, 2023, we filed a petition requesting institution of an IPR requesting the Board to find all claims of the ’794 patent invalid. We anticipate a decision by the United States Patent and Trademark Office on whether to institute a trial on the validity of the claims of the '794 patent on or before April 26, 2024.
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
Holders of Record
As of January 31, 2024, there were approximately 76 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
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
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pacific Biosciences, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
*$100 invested on 12/31/2018 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Recent Sales of Unregistered Securities
Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on June 26, 2023 and August 2, 2023, there were no unregistered sales of equity securities by us during 2023.

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
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB®) short-read sequencing technology. Our products address solutions across a broad set of research applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
Our focus is on creating some of the world’s most advanced sequencing systems to provide our customers the most complete and accurate view of genomes, transcriptomes, and epigenomes.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies, and agricultural companies.
As of December 31, 2023, our commercial team is comprised of approximately 215 employees, including 71 quota-carrying representatives, many with advanced degrees in biology and significant experience in the genomics industry.
Strategic Objectives
2023 exceeded our expectations as we drove adoption of our advanced sequencing technologies, demonstrated short-read accuracy with our Onso platform, and progressed development of our pipeline technologies and products.
Our 2024 strategic objectives are to:
•Increase technology adoption by increasing market share via new customer acquisition, continue Sequel II conversions to Revio, and scale Onso production;
•Leverage innovation to complete development of new sequencing platforms and launch on-market system improvements;

•Build upon clinical momentum by expanding HiFi usage in large-scale programs and translational research projects; and
•Drive towards positive cash flow through gross margin expansion, disciplined operating expense management, and a focus on working capital.
We will continue to leverage our commercial organization and make significant improvements in the efficiency and usability of our products in pursuit of a broader customer base. We believe the commercial investments we have recently made will further help drive growth in our business.
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
Financial Overview
Key highlights of our 2023 consolidated financial results include the following:
•Revenue increased $72.2 million, or 56%, to $200.5 million for the year ended December 31, 2023, as compared to $128.3 million for the year ended December 31, 2022. Revenue was comprised of $120.5 million in instrument revenue, $63.4 million in consumables revenue and $16.6 million in service and other revenue for the year ended December 31, 2023. The increase was primarily driven by the launch of Revio in the first quarter of 2023, which is sold at a higher average selling price than our previous Sequel II and IIe platforms. We ended the year with an installed base of 173 Revio systems.
•Gross profit as a percentage of revenue (gross margin) was 26.3% for the year ended December 31, 2023, compared to 38.2% for the year ended December 31, 2022. Gross margin declined due primarily to the instrument mix, as Revio instruments sold during the period had a lower margin than the Sequel II/IIe system, primarily due to loyalty discounts provided and higher initial manufacturing costs, including warranty costs as well as charges for scrap inventory. In addition, we recognized an adjustment during the year ended December 31, 2023 primarily related to excess instrument and consumables inventory. The excess instrument adjustment was primarily due to a change in the Sequel II demand primarily from one customer. The consumables inventory adjustment was primarily resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due primarily to a faster than expected ramp on the Revio system.
•Loss from operations increased $27.3 million or 9%, to $334.5 million for the year ended December 31, 2023, as compared to $307.2 million for the year ended December 31, 2022, driven primarily by an increase of $31.0 million of operating expenses, including a $12.7 million increase in the change in the fair value of the contingent consideration, a $9.0 million increase in non-recurring merger-related costs incurred, and a $9.0 million increase in sales, general, and administrative expenses, partially offset by a $5.8 million decrease in research and development expenses. See Note 2. Business Acquisitions for further details.
•Cash, cash equivalents, and short-term investments were $631.4 million at December 31, 2023, which represents an 18% decrease compared to the balance at December 31, 2022.
Macroeconomic dynamics including inflation, exchange rates and concerns about an economic downturn, have impacted both the Company and our customers’ behavior. For example, some customers and potential customers are managing capital more conservatively, resulting in lengthened sales cycles, and capital funding in China is being deferred, resulting in less capital equipment purchases. These factors could continue to impact our revenues and results of operations in 2024; however, as the size and duration of these impacts is uncertain, we cannot reasonably estimate the future impact to our operations and financial results.

See the Risk Factors section for further discussion of the possible impact of macroeconomic factors on our business.
Results of Operations
A detailed discussion of our consolidated financial results comparison between 2023 and 2022 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2022 and December 31, 2021, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, which is incorporated herein by reference, and is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.pacb.com).

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	$ Change	% Change
Revenue:
Product revenue	$183,872	$108,699	$75,173	69%
Service and other revenue	16,649	19,605	(2,956)	(15%)
Total revenue	200,521	128,304	72,217	56%
Cost of Revenue:
Cost of product revenue	127,568	60,932	66,636	109%
Cost of service and other revenue	14,754	13,899	855	6%
Amortization of acquired intangible assets	1,983	733	1,250	171%
Loss on purchase commitment	3,436	3,705	(269)	(7%)
Total cost of revenue	147,741	79,269	68,472	86%
Gross profit	52,780	49,035	3,745	8%
Operating Expense:
Research and development	187,170	193,000	(5,830)	(3%)
Sales, general and administrative	169,818	160,854	8,964	6%
Merger-related expenses	9,042	—	9,042	—
Amortization of acquired intangible assets	6,157	—	6,157	—
Change in fair value of contingent consideration	15,060	2,377	12,683	534%
Total operating expense	387,247	356,231	31,016	9%
Operating loss	(334,467)	(307,196)	(27,271)	9%
Loss on extinguishment of debt	(2,033)	—	(2,033)	—
Interest expense	(14,343)	(14,690)	347	(2%)
Other income, net	32,684	7,638	25,046	328%
Loss before benefit from income taxes	(318,159)	(314,248)	(3,911)	1%
Benefit from income taxes	(11,424)	—	(11,424)	—
Net loss	$(306,735)	$(314,248)	$7,513	(2%)
Revenue
The increase in product revenue resulted primarily from an increase of $71.7 million in instrument revenue, as well as an increase of $3.4 million in consumable revenue.
The increase in instrument revenue was primarily due to the sale of 173 Revio systems that have a higher average selling price as compared to the Sequel II/IIe platform. We expect the installed base of Revio instruments to grow, reflecting customer demand for the new product. As a result of this new product launch, we anticipate the installed base and sales volumes of Sequel II/IIe to continue to decline compared to recent quarters. Additionally, we commenced the shipment of Onso products during the year ended December 31, 2023 and expect the installed base to continue to grow.
The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel consumables as customers transition to the new platform. As the Revio installed base continues to grow, we anticipate the related consumable sales to continue to increase.
The decrease in service and other revenue was primarily due to the change in our terms of the warranty provided with the instrument during the first quarter of 2022 to remove the service component. As a result, the warranty is no longer a separate performance obligation and, accordingly, we accrue for the cost of the assurance warranty when revenue of the instrument is recognized, and no longer recognize a component of the instrument revenue in service and other revenue over the warranty period. Service revenue also declined as customers transition to Revio, which includes a first-year warranty, and opt to not renew their Sequel II/IIe plans. As the Revio installed base begins to surpass the warranty period in 2024 and customers transition to service plans, we expect the retrospective decline in growth trend to reverse within the year and service revenues to potentially exceed 2023 levels.
Cost of Revenue, Gross Profit, and Gross Margin
The increase in the cost of product revenue was driven primarily by an increase in system placements and higher overall product costs on the Revio platform, including warranty costs, as well as an increase in adjustments of approximately $4.6 million as compared to the prior year primarily relating to excess consumables inventory resulting from faster-than-expected decline in demand of Sequel II/IIe consumables due primarily to a faster than expected ramp on the Revio system. Cost of revenue included share-based compensation expense of $5.4 million and $4.8 million during the years ended December 31, 2023 and 2022 respectively.
The loss on purchase commitment was $3.4 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. The purchase commitment loss is based on an estimate of future excess inventory related to supply agreements, for which we do not expect to have related sales.
Gross profit increased $3.7 million, or 8%. Gross margin was 26.3% for the year ended December 31, 2023 compared to 38.2% for the year ended December 31, 2022. The decrease in gross margin percentage was primarily due to instrument mix, in addition to charges for scrap inventory and an increase in adjustments primarily relating to excess consumables inventory resulting from a faster-than-expected decline in demand of Sequel II/IIe consumables due primarily to a faster than expected ramp on the Revio system. Revio instruments sold during the period had a lower margin primarily due to loyalty discounts provided and higher initial manufacturing costs, including warranty costs. Gross margin could fluctuate depending on the pace at which Sequel II/IIe revenue declines, Revio consumable revenue ramps, manufacturing efficiencies and warranty costs improve, as well as fluctuation in average selling prices.
Research and Development Expense
The decrease in research and development expense was primarily driven by the transition of Revio from development to commercialization. Research and development expense included share-based compensation of $22.4 million and $30.7 million during the years ended December 31, 2023 and 2022, respectively.
Sales, General, and Administrative Expense
The increase in sales, general, and administrative expense was primarily driven by an increase in sales and marketing headcount as we continue to grow our commercial footprint. Sales, general, and administrative expense included share-based compensation expenses of $44.3 million and $43.1 million during the years ended December 31, 2023 and 2022, respectively.
Merger-Related Expenses
Merger-related expenses of $9.0 million during the year ended December 31, 2023, consist of $4.9 million of transaction costs arising from the acquisition of Apton, $2.8 million of compensation expense resulting from the liquidity event bonus plan in connection with the Apton acquisition, and $1.3 million of share-based compensation expense resulting from the acceleration of certain equity awards in connection with the Apton acquisition. We recognized $1.3 million of share-based compensation expense for the acceleration that was not attributable to pre-combination services.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets of $6.2 million during the year ended December 31, 2023 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration during the year ended December 31, 2023, represents the remeasurement impact of the Omniome and Apton contingent consideration due upon the achievement of the respective milestone. The increase in the change in fair value of contingent consideration during the year was primarily due to the Omniome contingent consideration and was primarily attributable to the passage of time, changes in the discount rates and probabilities of milestone achievement.
The contingent consideration milestone for the Omniome acquisition was defined as the first commercial shipment to a customer of both an instrument and related consumables, utilizing SBB technology. As a result of the milestone achievement in September 2023, former Omniome securityholders received as milestone consideration, among other things, an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $2.0 million during the year ended December 31, 2023, represents the loss resulting from the difference in the fair value of the 2030 Notes and the principal, in addition to the write-off of the unamortized debt issuance costs on the portion of the 2028 Notes that were exchanged as part of the debt modification during the year ended December 31, 2023.
Interest Expense
Interest expense for the year ended December 31, 2023 was $14.3 million compared to $14.7 million for the year ended December 31, 2022 and was primarily comprised of interest on the Convertible Senior Notes.
Other Income, Net
The increase in other income, net was primarily driven by investment income.
Benefit from Income Taxes
A deferred income tax benefit of $11.4 million for the year ended December 31, 2023, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
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
Cash, Cash Equivalents, and Investments
As of December 31, 2023, we had $631.4 million in cash, cash equivalents, and investments, compared to $772.3 million at December 31, 2022. The decrease was primarily attributable to $259.2 million cash used in operating activities for the twelve months ended December 31, 2023.
Convertible Senior Notes
At December 31, 2022, we had $900 million of principal Convertible Senior Notes outstanding resulting from our February 9, 2021, issuance of convertible notes due 2028 (the “2028 Notes”) with an aggregate principal of $900 million. The Notes bear interest at a rate of 1.50% per annum. Interest on the 2028 Notes is payable semi-

annually in arrears on February 15 and August 15 commencing on August 15, 2021. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption, or repurchase. The proceeds from the issuance of the convertible notes are being used to fund operations, strategic investments, and capital requirements.
The 2028 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by us. The 2028 Notes are convertible into shares of our common stock based on an initial conversion rate of 22.9885 shares of common stock per $1,000 principal amount of the 2028 Notes (which is equal to an initial conversion price of $43.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2028 Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.
In June 2023, we entered into a privately negotiated exchange agreement with the holder of our outstanding 2028 Notes, pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due in 2030 (the "2030 Notes") in exchange for $441.0 million principal amount of the 2028 Notes. Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15 commencing on December 15, 2023. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption, or repurchase.
The 2030 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2030 Notes are convertible into shares of our common stock based on an initial conversion rate of 46.5116 shares of common stock per $1,000 principal amount of the 2030 Notes (which is equal to an initial conversion price of $21.50 per share), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2030 Notes, we may elect to settle such conversion obligation in shares, cash or a combination of shares and cash.
With certain exceptions, upon a change of control of our company or the failure of our common stock to be listed on certain stock exchanges, the holders of the 2028 Notes and 2030 notes may require that we repurchase all or part of the principal amount of those Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.
The Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the Notes under the Indenture. The Indenture also includes customary covenants for convertible notes of this type.
See Note 7. Convertible Senior Notes for further details.
Additional Capital Requirements
We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating and capital requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K for the year ended December 31, 2023. Operating needs include planned costs to operate our business, including costs to fund working capital and capital expenditures. Recent and expected working and other capital requirements, in addition to the above matters, include:
•Our purchase orders and contractual obligations of approximately $109.9 million as of December 31, 2023, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
•As described in more detail in Note 8 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements, we signed a Supply Agreement, which was amended in October 2022, with a supplier for the purchase of certain products over the period of 2023 through 2026. As part of the Supply Agreement, we made a $9.0 million deposit during the year ended December 31, 2022, and an additional deposit of $6.0 million in 2023, to secure the supply of certain products through the term of the contract. If we breach the minimum volume purchase commitment during any applicable year, the supplier is entitled to retain a portion or all of the deposit corresponding to that year. If we terminate the Supply Agreement before January 15, 2027, Supplier will refund the remaining balance of the Deposit. If the supplier breaches its minimum volume supply commitment during any applicable year or portions thereof, our remedies include termination, pursuit of damages, or pursuit of specific performance. If, on or before October 31, 2024, we commit to purchasing a set amount of additional products during the calendar year 2026, Supplier will increase its maximum capacity guarantee to meet the additional demand. Should we exercise this option, we will be required to make an additional deposit of $5.0 million to Supplier within 30 days of the exercise.
•Our research and development expenditures of $187.2 million in 2023 and $193.0 million in 2022. While we expect to continue our investment in research and development in 2024, including enhancements of our existing products, and continued development of other new technology and products, we expect research and development expenses to decline slightly in 2024 as compared to the year ended December 31, 2023 due to recent product transitions.
•Cash outflows for capital expenditures of $8.8 million in 2023 and $16.8 million in 2022. We expect to continue to invest in capital expenditures in fiscal 2024 to continue to support manufacturing and expansion of our business, and anticipate a slight increase in 2024 as compared to the year ended December 31, 2023.
•Amounts related to future lease payments for operating lease obligations at December 31, 2023, totaling $46.7 million, with $12.1 million expected to be paid within the next 12 months.
•Amounts due under the term loan acquired in connection with Omniome at December 31, 2023, totaling $0.5 million, the remainder of which is expected to be paid within the next 12 months. Please see Note 6. Balance Sheet Components for additional information.
•Payments made to third party collaborators to help advance our technologies and the capabilities of our products. We may also choose to drive investments to help create an ecosystem of customers, partners, and collaborators whose expertise and offerings complement and enhance the capabilities and utility of our technology and increase genomic data available on our platforms.
•Payments related to licensing and other arrangements, which are cancellable license agreements with third parties for certain patent rights and technology. Under the terms of these agreements, we may be obligated to pay royalties based on revenue from the sales of licensed products, or minimum royalties, whichever is greater, and license maintenance fees. The future license maintenance fees and minimum royalty payments under the license agreements are not deemed to be material.
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
If economic, financial, business, or other factors adversely affect our ability to fund our projected operating cash requirements, we may be required to obtain funding through traditional or alternative sources of financing. We cannot be certain that funds will be available on favorable terms, or at all. If we are required and unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected. See our risk factor captioned “We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations” for more information.

Cash Flow Summary

	Years Ended December 31,
(in thousands)	2023	2022
Cash used in operating activities	$(259,173)	$(263,211)
Cash provided by investing activities	4,604	116,083
Cash provided by financing activities	108,891	9,622
Net decrease in cash, cash equivalents and restricted cash	$(145,678)	$(137,506)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general, and administrative activities.
Cash used in operating activities for the year ended December 31, 2023, of $259.2 million was due primarily to a $306.7 million net loss that was partially offset by non-cash items such as share-based compensation of $72.1 million, a change in the estimated fair value of contingent consideration of $15.1 million, depreciation of $11.5 million, inventory provision of $10.6 million, amortization of intangible assets of $8.3 million, and amortization of right-of-use assets of $6.8 million, offset by accretion of discount and amortization of premium on marketable securities, net of $12.8 million, and deferred income taxes of $11.4 million. Cash flow impact from changes in net operating assets and liabilities of $59.0 million, was primarily attributable to increases of $17.8 million in accounts receivable, net, $13.8 million in inventory, net, $9.0 million in prepaid expenses and other assets, and decreases of $14.9 million in contingent consideration liability, $10.4 million in deferred revenue, and $8.8 million in operating lease liabilities, partially offset by increases of $13.1 million in accrued expenses, and $2.4 million in other liabilities.
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
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases and maturities. Cash provided by investing activities for the year ended December 31, 2023, was due primarily to capital expenditures of $8.8 million and purchases of investments of $756.6 million offset by maturities of investments of $769.5 million.
Cash used in investing activities for the year ended December 31, 2022, was due primarily to capital expenditures of $16.8 million and purchases of investments of $442.8 million offset by maturities of investments of $575.8 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2023, resulted from net proceeds from issuance of common stock under equity offerings of $189.2 million, net proceeds of $15.3 million from the issuance of common stock through our equity compensation plans, partially offset by $86.4 million due to the payment of contingent consideration, $7.4 million due to the payment of debt issuance costs, and $1.8 million due to the payment of notes payable.
Cash provided by financing activities during the year ended December 31, 2022, resulted from net proceeds of $11.2 million from the issuance of common stock through our equity compensation plans, partially offset by $1.6 million due to the payment of notes payable.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements.

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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of December 31, 2023.
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
We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods are transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
We may enter into contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.

The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using average selling prices over a 12-month period combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return.
Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal standalone selling prices, we would likely determine that the option is not a material right and, therefore, account for it when the customer exercises the option. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised. We may also utilize the alternative approach to estimate the standalone selling price, available pursuant to the applicable accounting guidance, to the extent we conclude the applicable criteria for using the alternative approach has been met. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves numerous judgements, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.
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
In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in operating expenses in our consolidated statements of operations and comprehensive loss.

We typically use the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and utilizes significant assumptions such as assumed revenue projections, discount rates and obsolescence factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. We capitalize in-process research and development (IPR&D), which is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations and comprehensive loss.
We acquired $55.0 million of IPR&D, and $52.3 million of goodwill in connection with the acquisition of Apton Biosystems, Inc. in the third quarter of 2023.
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
During the IPR&D impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than the carrying amount. The qualitative factors include, but are not limited to, macroeconomic conditions, industry-specific conditions, and company-specific conditions. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the IPR&D is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the IPR&D with the carrying value. If the carrying amount of the IPR&D exceeds the fair value, we record an impairment loss based on the difference. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections. Key assumptions include, but are not limited to, revenue projections, revenue growth rates, discount rates and other factors. We consider peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the asset under measurement and estimated weighted-average costs of capital. Different assumptions from those made in our analysis could materially affect projected cash flows and the evaluation of assets for impairment. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative impairment test.
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
Contingent Consideration
In connection with the acquisition of Omniome in the third quarter of 2021, we entered into an arrangement where we were obligated to pay $200 million in cash and equity dependent upon the achievement of a milestone event upon the first commercial shipment of products developed from our acquired sequencing technology. In the third quarter of 2023, we commenced customer shipments of the Onso short-read sequencing instrument. The milestone payment associated with PacBio’s acquisition of Omniome was triggered in September 2023 once both the Onso instrument and related consumables had been shipped to one customer. Consequently, we paid the former Omniome security holders milestone consideration of an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock in October 2023.
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
The contingent consideration liability was measured at fair value as of the acquisition date and is remeasured periodically at each reporting date, with changes in fair value recorded as change in fair value of contingent consideration in the consolidated statements of operations and comprehensive loss. For the Omniome contingent consideration, the initial measurement and post-acquisition remeasurement required estimates and assumptions using a scenario-based method that considers a range of potential outcomes of milestone achievement dates and assigned probabilities of occurrence for each outcome. Outcomes were discounted to present value, which was then weighted by the probability of each scenario to determine the total fair value of the contingent consideration payment as of each reporting period. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. For the Apton contingent consideration, the initial measurement and post-acquisition remeasurement required estimates and assumptions using a Monte Carlo Simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate to determine the total fair value of the contingent consideration payment as of each reporting period. This method requires significant management judgment, including risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread. Future changes in our estimates could result in expenses or gains. Refer to Note 5. Financial Instruments for further discussion on valuation assumptions.
Recent Accounting Pronouncements
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Market Risk
Our investment portfolio is exposed to market risk from changes in interest rates. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates on December 31, 2023 would have affected the fair value of our investment portfolio by approximately $2.7 million.
The 2030 Notes were recorded at fair value as of the closing date of the Exchange Transaction, less debt issuance costs, on our consolidated balance sheets. We carry our remaining 2028 Notes at the principal amount, less unamortized debt issuance costs, on our consolidated balance sheets. Because the 2030 Notes and 2028 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 7. Convertible Senior Notes in Part II, Item 8 of this Annual Form 10-K for additional information.
Foreign Exchange Risk
Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars; however, a portion of our operations is conducted in foreign currencies. As a result, we have foreign exchange exposures relating to non-U.S. dollar denominated cash flows and monetary assets and liabilities that are denominated in currencies other than U.S. dollars. The value of the amounts is exposed to changes in currency exchange rates from the time the transactions are originated, until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposure is primarily concentrated in the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2023 would have resulted in a $0.9 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from these hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024, expressed an unqualified opinion thereon.
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

Revenue recognition - Identification of performance obligations and allocation of contract consideration

Description of the Matter
For the year ended December 31, 2023, the Company recognized revenue of $200.5 million, including $183.9 million of product revenue, which consists primarily of instrument sales and related consumables. As described in Note 1 to the consolidated financial statements, the Company may enter into contracts with customers that includes a combination of promised products and services, resulting in arrangements containing multiple performance obligations. The Company identifies a performance obligation for each promise to transfer to the customer, a product or service that is distinct. The consideration is allocated between each performance obligation based on its individual standalone selling price, which is estimated by the Company, using historical sales data, as well as management judgment.

The Company enters into, or periodically modifies, revenue contracts with non-standard terms, requiring management to evaluate whether these non-standard terms represent a performance obligation. For example, the Company may offer specified discounts on current products within an arrangement and on future purchase options, for which historical information may not be available. As part of the Company's identification of performance obligations and the resulting determination of the allocation of contract consideration, the Company considers if these specified discounts represent a material right when compared to the estimated standalone selling price and, therefore, a performance obligation to be included in the allocation of the contract value.

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

Business combination - Valuation of intangible asset

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed its acquisition of Apton Biosystems, Inc. during 2023. The transaction was accounted for as a business combination, and the Company recorded an indefinite-lived intangible asset of $55.0 million.

Auditing the Company’s accounting for the acquisition was challenging because the determination of the fair value of the identified intangible asset, which consisted of in-process research and development (IPR&D), required management to make certain subjective estimates and assumptions. The Company used an income approach to measure the intangible asset. The valuation of the intangible asset is subject to higher estimation uncertainty due to management’s judgments in determining significant assumptions, which included certain components of the revenue projection and the discount rate. A change in these significant assumptions could have a significant effect on the fair value of the intangible asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the identified audit risk. For example, we tested controls over management’s review of the significant assumptions used to develop the fair value estimate of the intangible asset. We also tested management’s controls to validate that data used in the fair value estimate was complete and accurate.

To test the estimated fair value of the intangible asset, we performed audit procedures that included, among others, evaluating the Company’s valuation model with the assistance of valuation specialists, performing sensitivity analyses to determine which assumptions had the greatest impact on the overall determination of value, and testing the completeness and accuracy of the underlying data used to develop the assumptions. We also evaluated the assumptions by comparing them to market and economic trends, historical results of the Company’s business and other guideline companies within the same industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
San Mateo, California
February 28, 2024

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Consolidated Balance Sheets

	December 31,
(in thousands, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$179,911	$325,089
Investments	451,505	447,229
Accounts receivable, net	36,615	18,786
Inventory, net	56,676	50,381
Prepaid expenses and other current assets	17,040	10,289
Short-term restricted cash	300	300
Total current assets	742,047	852,074
Property and equipment, net	36,432	41,580
Operating lease right-of-use assets, net	32,593	39,763
Long-term restricted cash	2,422	2,922
Intangible assets, net	456,984	410,245
Goodwill	462,261	409,974
Other long-term assets	13,274	10,528
Total assets	$1,746,013	$1,767,086
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,062	$12,028
Accrued expenses	45,708	32,596
Deferred revenue, current	16,342	30,498
Operating lease liabilities, current	9,591	8,886
Other liabilities, current	8,326	7,233
Contingent consideration liability, current	—	172,094
Total current liabilities	95,029	263,335
Deferred revenue, non-current	5,530	1,794
Contingent consideration liability, non-current	19,550	—
Operating lease liabilities, non-current	31,606	41,070
Convertible senior notes, net, non-current	892,243	896,683
Other liabilities, non-current	751	1,300
Total liabilities	1,044,709	1,204,182

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 267,744 and 226,505 shares at December 31, 2023 and December 31, 2022, respectively	268	227
Additional paid-in capital	2,539,892	2,099,782
Accumulated other comprehensive income (loss)	219	(4,765)
Accumulated deficit	(1,839,075)	(1,532,340)
Total stockholders’ equity	701,304	562,904
Total liabilities and stockholders’ equity	$1,746,013	$1,767,086
See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenue:
Product revenue	$183,872	$108,699	$113,505
Service and other revenue	16,649	19,605	17,008
Total revenue	200,521	128,304	130,513
Cost of Revenue:
Cost of product revenue	127,568	60,932	56,358
Cost of service and other revenue	14,754	13,899	14,989
Amortization of acquired intangible assets	1,983	733	306
Loss on purchase commitment	3,436	3,705	—
Total cost of revenue	147,741	79,269	71,653
Gross profit	52,780	49,035	58,860
Operating Expense:
Research and development	187,170	193,000	112,899
Sales, general and administrative	169,818	160,854	124,124
Merger-related expenses	9,042	—	31,129
Change in fair value of contingent consideration	15,060	2,377	1,143
Amortization of acquired intangible assets	6,157	—	—
Total operating expense	387,247	356,231	269,295
Operating loss	(334,467)	(307,196)	(210,435)
Loss from Continuation Advances from Illumina	—	—	(52,000)
Loss on extinguishment of debt	(2,033)	—	—
Interest expense	(14,343)	(14,690)	(12,530)
Other income, net	32,684	7,638	93
Loss before benefit from income taxes	(318,159)	(314,248)	(274,872)
Benefit from income taxes	(11,424)	—	(93,649)
Net loss	(306,735)	(314,248)	(181,223)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	4,984	(3,678)	(1,172)
Comprehensive loss	$(301,751)	$(317,926)	$(182,395)
Net loss per share:
Basic	$(1.21)	$(1.40)	$(0.89)
Diluted	$(1.21)	$(1.40)	$(0.89)

Weighted average shares outstanding used in calculating net loss per share
Basic	253,629	224,550	204,136
Diluted	253,629	224,550	204,136
See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2020	192,294	$192	$1,372,083	$85	$(1,036,869)	$335,491
Net loss	—	—	—	—	(181,223)	(181,223)
Other comprehensive loss	—	—	—	(1,172)	—	(1,172)
Issuance of common stock in conjunction with equity plans	8,557	9	31,797	—	—	31,806
Issuance of common stock in Private Placement, net of issuance costs	11,215	11	294,834	—	—	294,845
Issuance of common stock in acquisition of Omniome	8,912	9	237,876	—	—	237,885
Share-based compensation expense	—	—	73,355	—	—	73,355
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(314,248)	(314,248)
Other comprehensive loss	—	—	—	(3,678)	—	(3,678)
Issuance of common stock in conjunction with equity plans	5,527	6	11,224	—	—	11,230
Share-based compensation expense	—	—	78,613	—	—	78,613
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(306,735)	(306,735)
Other comprehensive income	—	—	—	4,984	—	4,984
Issuance of common stock following milestone achievement	8,988	9	84,752	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with Apton liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	5,836	6	15,313	—	—	15,319
Share-based compensation expense	—	—	72,118	—	—	72,118
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(306,735)	$(314,248)	$(181,223)
Adjustments to reconcile net loss to net cash used in operating activities
Loss (gain) from Continuation Advances	—	—	52,000
Depreciation	11,463	9,480	7,199
Amortization of intangible assets	8,261	913	381
Amortization of right-of-use assets	6,810	6,925	4,005
Share-based compensation	72,118	78,613	73,355
Merger-related compensation expense	3,395	—	—
Loss on extinguishment of debt	2,033	—	—
Amortization of premium and accretion of discount on marketable securities, net	(12,840)	(244)	4,011
Change in the estimated fair value of contingent consideration	15,060	2,377	1,143
Inventory provision	10,584	6,027	678
Deferred income taxes	(11,424)	—	(93,649)
Other	1,059	918	593
Changes in assets and liabilities
Accounts receivable, net	(17,829)	5,455	(7,166)
Inventory, net	(13,841)	(33,906)	(13,109)
Prepaid expenses and other assets	(8,984)	(12,324)	(1,024)
Accounts payable	206	1,025	6,363
Accrued expenses	13,103	(3,651)	15,320
Deferred revenue	(10,420)	(3,734)	25,736
Operating lease liabilities	(8,759)	(7,724)	(4,990)
Contingent consideration liability	(14,882)	—	—
Other liabilities	2,449	887	(803)
Net cash used in operating activities	(259,173)	(263,211)	(111,180)
Cash flows from investing activities
Purchase of property and equipment	(8,843)	(16,750)	(5,931)
Purchase of intangible assets	—	(179)	—
Cash paid for purchases of acquired entities, net of cash acquired	(102)	—	(319,793)
Purchase of investments	(756,567)	(442,788)	(988,046)
Sales of investments	595	—	212,734
Maturities of investments	769,521	575,800	422,505
Net cash provided by (used in) in investing activities	4,604	116,083	(678,531)
Cash flows from financing activities
Continuation Advances	—	—	(52,000)
Proceeds from issuance of Convertible Senior Notes, net of issuance costs	—	—	895,536
Proceeds from issuance of common stock under equity offerings, net of issuance costs	189,200	—	294,845
Proceeds from issuance of common stock from equity plans	15,319	11,230	31,806
Payment of debt issuance costs	(7,375)	—	—
Payment of contingent consideration	(86,411)	—	—
Notes payable principal payoff	(1,842)	(1,608)	(361)
Other	—	—	(245)
Net cash provided by financing activities	108,891	9,622	1,169,581
Net (decrease) increase in cash, cash equivalents, and restricted cash	(145,678)	(137,506)	379,870
Cash, cash equivalents, and restricted cash at beginning of period	328,311	465,817	85,947
Cash, cash equivalents, and restricted cash at end of period	$182,633	$328,311	$465,817
Cash and cash equivalents at end of period	179,911	325,089	460,725
Restricted cash at end of period	2,722	3,222	5,092
Cash, cash equivalents, and restricted cash at end of period	$182,633	$328,311	$465,817

Supplemental disclosure of cash flow information
Interest paid	$15,687	$14,049	$6,928
Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$3,984	$2,812	$2,586
Property and equipment transferred to inventory	$(7,022)	$(715)	$(383)
Right-of-use asset and liability additions and modifications	$—	$—	$2,576
Issuance of common stock in acquisition of Apton and Omniome	$76,642	$—	$237,885
Issuance of common stock in connection with Apton liquidity event bonus plan	$2,111	$—	$—
Convertible Senior Notes exchange	$441,000	$—	$—
Issuance of common stock following milestone achievement	$84,761	$—	$—
See accompanying notes to the consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Notes to Consolidated Financial Statements
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Business Overview
We are a life science technology company that is designing, developing, and manufacturing advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB®) technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on creating some of the world's most advanced sequencing systems to provide our customers the most complete and accurate view of genomes, transcriptomes, and epigenomes. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies, and agricultural companies.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates including, but not limited to, the valuation of inventory, the fair value of contingent consideration, the valuation of acquired intangible assets, the useful lives assigned to long-lived assets, the computation of provisions for income taxes, and the valuations related to our convertible senior notes. While the extent of the potential impact of the current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2023. Actual results could differ materially from these estimates.
Functional Currency
The U.S. dollar is the functional currency of our international operations. We remeasure foreign subsidiaries monetary assets and liabilities to the U.S. dollar and record net gains or losses from remeasurement in other income, net, in the consolidated statements of operations and comprehensive loss.
Cash, Cash Equivalents, Restricted Cash, and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.
We classify our investments in debt securities as available-for-sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net.

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
Concentration and Other Risks
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents, and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities, and government agencies of high credit standing. At December 31, 2023, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by U.S. Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.
Our trade receivables are derived from revenue to customers and distributors located in the United States and other countries. We perform credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. The allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review our trade receivables including consideration of factors such as historical experience, the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay. We have not experienced any significant credit losses to date.
Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.
For the year ended December 31, 2023, no single customer accounted for 10% or greater of our total revenue. For the years ended December 31, 2022 and 2021, one customer accounted for approximately 12%, and 13% of our total revenue, respectively.
As of December 31, 2023 and 2022, 49% and 57% of our accounts receivable were from domestic customers, respectively. As of December 31, 2023, one customer represented approximately 10% of our net accounts receivable. As of December 31, 2022, one customer represented approximately 10% of our net accounts receivable.
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
Inventory, Net
Inventories are stated at the lower of cost or net realizable value on a first-in, first-out (“FIFO”) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves numerous judgements, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.

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
In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration. These estimates require significant management judgment, including probabilities of achieving certain future milestones. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in operating expense in our consolidated statements of operations and comprehensive loss.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of operations and comprehensive loss.

Goodwill, Intangible Assets, and Other Long-Lived Assets
Assets acquired, including intangible assets and capitalized in-process research and development (“IPR&D”), and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is assessed for impairment and then amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually. We perform annual impairment testing of goodwill in the second quarter of each year, or more frequently if indicators of potential impairment exist. We generally perform annual impairment testing of IPR&D in the fourth quarter of each year, or more frequently if indicators of potential impairment exist.
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
We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods are transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We may enter into contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.
The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using average selling prices over a 12-month period combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities.
Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this requires us to exercise significant judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right. If the contract gives the customer the option to acquire additional goods or services at their normal standalone selling prices, we would likely determine that the option is not a material right and, therefore, account for it when the customer exercises the option. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised. We may also utilize the alternative approach to estimate the standalone selling price, available pursuant to the applicable accounting guidance, to the extent we conclude the applicable criteria for using the alternative approach has been met. We update the transaction price for expected consideration, subject to constraint, each reporting period if our estimate of future goods to be ordered by customers change.
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
Credit Losses
Trade accounts receivable
The allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay. Credit loss expense was immaterial for the years ended December 31, 2023, 2022, and 2021.
Available-for-sale debt securities
Our investment portfolio contains investments in cash deposits, money market funds, commercial paper, corporate debt securities and U.S. government and agency securities. We regularly assess whether our securities in an unrealized loss position are credit related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income. Unrealized losses that are not credit related are included in accumulated other comprehensive income (loss). The unrealized losses on our investments are mainly attributable to government securities, including U.S. government and U.S. agency bond securities, impacted by movements in market rates and not due to issuer credit risk. We have the ability to hold and do not intend to sell the investments in unrealized loss positions before the recovery of their amortized cost bases.
Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with the evolution of COVID-19 or other epidemics or pandemics, or other customer-specific factors.
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
Share-based Compensation
We recognize share-based compensation expense for share-based payments, including stock options, restricted stock units, performance stock units and stock issued under our employee stock purchase plan ("ESPP") based on the grant-date fair value. We estimate the fair value of stock options and ESPP using an option-pricing model. See Note 10. Stockholders’ Equity for further information regarding share-based compensation.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of unrealized gains (losses) on our investment securities.
Shipping and Handling
Costs related to shipping and handling are included in cost of revenues for all periods presented.

Earnings per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of outstanding stock options, restricted stock units, and common stock issuable pursuant to our ESPP, using the treasury stock method.
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
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU but does not expect any material impacts upon adoption.
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

Cash and cash equivalents	$97
In-process research and development	55,000
Goodwill	52,287
Other assets, current	153
Deferred income tax liability	(11,338)
Liabilities assumed	(2,191)
Total consideration transferred	$94,008
The purchase price allocation is preliminary, primarily due to the pending finalization of review of various tax attributes. We continue to collect information regarding certain estimates and assumptions, including potential liabilities and contingencies. We will record adjustments to the fair value of the assets acquired, liabilities assumed and goodwill within the twelve months measurement period, if necessary. During the year ended December 31, 2023, we recorded a measurement period adjustment of $1.6 million to decrease goodwill, and a corresponding $2.0 million increase in intangible assets and $0.4 million decrease in the deferred tax liability on the consolidated balance sheets, and a $0.7 million increase to our benefit from income taxes on the consolidated statements of operations and comprehensive loss. The measurement period adjustment was due to new information that became available to us upon the completion of the valuation assessment of the in-process research and development and the tax provision.
We incurred costs related to the Apton acquisition of approximately $9.0 million during the year ended December 31, 2023, which are included in merger-related expenses on the consolidated statement of operations and comprehensive loss. Merger-related expenses include $2.8 million relating to a liquidity event bonus plan that was treated as a separate transaction and included the issuance of 168,621 shares of common stock that were issued with a fair value of $2.1 million based on the closing market price of our common stock on the acquisition date. As a result, the total shares issued in connection with the Apton acquisition were 6.3 million shares of common stock.
The excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill. We recognized goodwill of $52.3 million, based on preliminary estimates, which is primarily attributable to the synergies expected to occur from the integration of Apton and is not deductible for income tax purposes. We preliminarily allocated $55.0 million of the purchase price to acquired in-process research and development ("IPR&D"). The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as assumed revenue projections and discount rate.
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
In addition, approximately $18.9 million, comprised of $7.4 million of cash, 226,811 shares of our common stock with a fair value of $6.3 million, and $5.2 million related to contingent consideration, was accounted for as a one-time post-acquisition share-based compensation expense. This share-based compensation expense was due to accelerated vesting of Omniome stock awards in connection with the acquisition.

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
The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our Consolidated Statements of Operations and Comprehensive Loss. The fair value of the contingent consideration liability is calculated, with the assistance from a third-party valuation firm, using a scenario-based method that considers a range of possible outcomes and their assigned probabilities of occurrence. The potential outcomes are discounted to present value at a discount rate equal to the sum of the term-matched risk-free-interest rate plus PacBio’s credit spread. On September 20, 2023, we achieved the commercial milestone in connection with the acquisition of Omniome. See Note 5. Financial Instruments for additional information on amounts paid and shares issued to former Omniome securityholders during the year ended December 31, 2023.
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

Cash and cash equivalents	$15,338
Property and equipment, net	6,123
Operating lease right-of-use assets, net	18,095
In-process research and development	400,000
Goodwill	390,665
Other assets, non-current	3,203
Deferred income tax liability	(91,814)
Liabilities assumed	(26,821)
Total consideration transferred	$714,789
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

Cash and cash equivalents	$987
Property and equipment, net	214
Intangible assets	11,360
Goodwill	19,309
Other assets, non-current	467
Deferred income tax liability	(2,672)
Liabilities assumed	(118)
Total consideration transferred	$29,547
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
In consideration of the non-refundable payments received from Invitae pursuant to the Original Agreement of $23.5 million, we will provide Invitae with credits in connection with Invitae’s anticipated purchase of certain currently sequencing systems (instruments, consumables and service contracts). The credits will expire on June 30, 2025 (“Credit Expiration Date”). Subject to certain conditions, Invitae will also be entitled to most favored pricing for the Company’s Sequel IIe systems and certain in-development systems through the Term.
We and Invitae may terminate the Amended and Restated Agreement if the other party remains in material breach of the Amended and Restated Agreement following a cure period to remedy the material breach.
The Amended and Restated Agreement was deemed a contract modification and accounted for on a prospective basis in accordance with ASC Topic 606. We will recognize proportionate amounts of the transaction price, including payments made by Invitae to us pursuant to the Original Agreement, in revenue as the remaining performance obligations are satisfied, which is when Invitae places purchase orders for certain sequencing platforms and the associated goods or services are delivered. Any remaining unused credits will be recognized when they expire.
Invitae purchased certain instruments and consumables under the terms of the Amended and Restated Agreement, for which $10.5 million and $3.7 million of revenue was recognized as product revenue during the years ended December 31, 2023 and 2022, respectively, on the consolidated statements of operations and comprehensive loss.
As of December 31, 2023, $8.0 million of deferred revenue, current, and $2.9 million of deferred revenue, non-current, is recorded on the consolidated balance sheet relating to all future performance obligations under the Amended and Restated Agreement.
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
Resulting from the issuance and sale of $900 million of 1.50% Convertible Senior Notes due February 15, 2028, $52.0 million of Continuation Advances were paid without interest to Illumina in February 2021 and recorded a non-operating expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis as of December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$70,172	$—	$—	$70,172	$137,636	$—	$—	$137,636
Commercial paper	—	—	—	—	—	166,453	—	166,453
U.S. government & agency securities	—	109,739	—	109,739	—	21,000	—	21,000
Total cash and cash equivalents	70,172	109,739	—	179,911	137,636	187,453	—	325,089
Investments:
Commercial paper	—	9,947	—	9,947	—	127,302	—	127,302
Corporate debt securities	—	88,579	—	88,579	—	49,491	—	49,491
U.S. government & agency securities	—	352,979	—	352,979	—	270,436	—	270,436
Total investments	—	451,505	—	451,505	—	447,229	—	447,229

Short-term restricted cash	300	—	—	300	300	—	—	300
Long-term restricted cash	2,422	—	—	2,422	2,922	—	—	2,922
Total assets measured at fair value	$72,894	$561,244	$—	$634,138	$140,858	$634,682	$—	$775,540

Liabilities
Contingent consideration - Omniome acquisition	$—	$—	$—	$—	$—	$—	$172,094	$172,094
Contingent consideration - Apton acquisition	$—	$—	$19,550	$19,550	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$19,550	$19,550	$—	$—	$172,094	$172,094
We classify contingent consideration, which was incurred in connection with the acquisition of Apton, within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. Estimates and assumptions used in the Monte Carlo simulation include risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the 5-year anniversary of the closing date of the acquisition. As of December 31, 2023, the key input used in the determination of the fair value included projected revenues of the Company relating to the high-throughput short-read products and services leveraging Apton's technology. A decrease in the projected revenues would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- credit rating, which ranges from 7.8% to 8.2%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.
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
Following the achievement of the commercial milestone, $101.3 million of the contingent consideration, which includes certain payroll taxes, was paid during the year ended December 31, 2023. Additionally, 8,988,391 shares were issued at a value of $84.8 million to the former Omniome securityholders.
As a result of the achievement of the milestone, the contingent consideration liability incurred in connection with the acquisition of Omniome was no longer considered a Level 3 liability at December 31, 2023. There were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis for the year ended December 31, 2023, and our valuation techniques did not change compared to the prior year.
Changes in the estimated fair value of the contingent consideration liability for the year ended December 31, 2023 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2022	$172,094
Additions	18,450
Change in estimated fair value	15,060
Achievement of milestone	(186,054)
Ending balance as of December 31, 2023	$19,550
Changes to the fair value are recorded as the Change in fair value of contingent consideration in the consolidated statement of operations and comprehensive loss.
For the year ended December 31, 2023, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.

Cash, Cash Equivalents, Restricted Cash, and Investments
The following table summarizes our cash, cash equivalents, restricted cash, and investments:

	December 31, 2023
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$70,172	$—	$—	$70,172
U.S. government & agency securities	109,786	13	(60)	109,739
Total cash and cash equivalents	179,958	13	(60)	179,911
Investments:
Commercial paper	9,947	—	—	9,947
Corporate debt securities	88,263	373	(57)	88,579
U.S. government & agency securities	353,029	478	(528)	352,979
Total investments	451,239	851	(585)	451,505
Total cash, cash equivalents, and investments	$631,197	$864	$(645)	$631,416

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422

	December 31, 2022
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$137,636	$—	$—	$137,636
Commercial paper	166,514	—	(61)	166,453
U.S. government & agency securities	20,994	6	—	21,000
Total cash and cash equivalents	325,144	6	(61)	325,089
Investments:
Commercial paper	127,626	9	(333)	127,302
Corporate debt securities	49,998	—	(507)	49,491
U.S. government & agency securities	274,315	1	(3,880)	270,436
Total investments	451,939	10	(4,720)	447,229
Total cash, cash equivalents, and investments	$777,083	$16	$(4,781)	$772,318

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,922	$—	$—	$2,922
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2023:

(in thousands)	Fair Value
Due in one year or less	$465,181
Due after one year through 5 years	96,063
Total investments	$561,244
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Investment income included in other income, net on the consolidated statement of operations and comprehensive loss was $32.8 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 6. BALANCE SHEET COMPONENTS
Inventory, Net
Inventory, net, consisted of the following components:

	December 31,
(in thousands)	2023	2022
Purchased materials	$20,168	$24,139
Work in process	23,436	14,062
Finished goods	13,072	12,180
Inventory, net	$56,676	$50,381
Property and Equipment, Net
Property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2023	2022
Laboratory equipment and machinery	$44,907	$38,998
Leasehold improvements	35,226	34,129
Computer equipment	19,528	18,438
Software	6,628	6,879
Furniture and fixtures	3,594	3,426
Construction in progress	1,343	4,698
Total	111,226	106,568
Less: Accumulated depreciation	(74,794)	(64,988)
Property and equipment, net	$36,432	$41,580
Construction in progress consists of capitalizable costs that have been incurred for the construction of long-lived assets and is primarily comprised of amounts that will be classified as lab equipment.
Depreciation expense during the years ended December 31, 2023, 2022, and 2021 was $11.5 million, $9.5 million, and $7.2 million, respectively.
Goodwill and intangible Assets
Goodwill
As of December 31, 2023 and 2022, the goodwill balance was $462.3 million and $410.0 million, respectively. Goodwill preliminarily increased by $52.3 million, due to the Apton acquisition, of which $11.3 million relates to a deferred income tax liability. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2023, noting no impairment.
Acquired Intangible Assets
Intangible assets include acquired IPR&D of $55.0 million as a result of the Apton acquisition in August 2023. As of December 31, 2023, the research and development project had not been completed or abandoned and, therefore, the IPR&D intangible asset is not currently subject to amortization. During the year ended December 31, 2023, acquired IPR&D of $400.0 million as a result of the Omniome acquisition in September 2021 was completed and became subject to amortization. IPR&D is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for IPR&D impairment in the third quarter of 2023, noting no impairment.

In addition to IPR&D, we had the following acquired definite-lived intangible assets as of December 31, 2023 (in thousands, except years):

	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(9,195)	$401,984
Customer relationships	2	360	(360)	—
Total		$411,539	$(9,555)	$401,984
Amortization expense of intangibles was $8.3 million, $0.9 million and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. For the years ended December 31, 2023, 2022, and 2021 amortization expense of intangibles in cost of revenue was $2.0 million, $0.7 million, and $0.3 million, respectively. For the years ended December 31, 2023, 2022, and 2021, amortization expense of intangibles in operating expenses was $6.3 million, $0.2 million, and $0.1 million, respectively.
Amortization of intangible assets is included within our cost of revenue if the costs and expenses related to the intangible assets are attributable to revenue generating activities. Amortization expense for intangible assets that are not directly related to sales generating activities are amortized to operating expenses. For developed technology intangible assets that are utilized in both revenue generating activities and in research and development activities, we allocate the amortization expense between cost of revenue and operating expenses. The definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives.
The estimated future amortization expense of acquisition-related intangible assets with definite lives is estimated as follows (in thousands):

2024	$27,412
2025	27,412
2026	27,412
2027	27,412
2028	27,412
2029 and thereafter	264,924
Total	$401,984
Accrued Expenses
Accrued expenses consisted of the following components:

	December 31,
(in thousands)	2023	2022
Salaries and benefits	$29,337	$17,432
Accrued interest payable	2,834	5,100
Accrued purchase commitments	2,613	3,705
Accrued product development costs	1,033	2,326
Accrued professional services and legal fees	2,641	1,005
Inventory accrual	353	332
Warranty accrual	4,681	1,651
Other	2,216	1,045
Accrued expenses	$45,708	$32,596
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
Changes in the reserve for product warranties were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,651	$594
Additions charged to cost of product revenue	8,227	3,199
Repairs and replacements	(5,197)	(2,142)
Balance at end of period	$4,681	$1,651
Deferred Revenue
As of December 31, 2023, we had a total of $21.9 million of deferred revenue, $16.3 million of which was recorded as deferred revenue, current and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae, as described in Note 3. Invitae Collaboration, as well as deferred service contract revenues. The deferred revenue, non-current balance of $5.6 million primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae and deferred service contract revenues and is scheduled to be recognized in the next 5 years. The deferred revenue, non-current balance includes $2.9 million that was reclassified from deferred revenue, current to deferred revenue, non-current following receipt of a non-cancellable order from Invitae during the year ended December 31, 2023 for partial utilization of the available credits, which is expected to be recognized in revenue after 12 months from December 31, 2023. Revenue recorded in the year ended December 31, 2023 includes $18.9 million of previously deferred revenue that was included in deferred revenue, current as of December 31, 2022.
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
As of December 31, 2023, the carrying value of term loans outstanding was $0.5 million, recorded as part of other liabilities, current on the consolidated balance sheet. The interest expense was $0.3 million for the year ended December 31, 2023, which was included as part of interest expense in the consolidated statements of operations and comprehensive loss.
As of December 31, 2023, the future principal payments remaining on term loans was the following:

(in thousands)
2024	$490
Total	$490
Other Liabilities, Current
Other liabilities, current, consisted of the following components:

	December 31,
(in thousands)	2023	2022
Accrued Employee Stock Purchase Plan	$3,715	$3,638
Short-term loan	490	1,842
Other	4,121	1,753
Other liabilities, current	$8,326	$7,233

NOTE 7. CONVERTIBLE SENIOR NOTES
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
The Exchange Transaction was accounted for as an extinguishment driven by the change in fair value of the embedded conversion option. We recorded a loss on extinguishment of debt of approximately $2.0 million in connection with the Exchange Transaction during the year ended December 31, 2023, which represents the difference between the fair value and the principal amount of the 2030 Notes of the debt at the modification date, plus unamortized debt issuance costs of $1.5 million related to the respective portion of the 2028 Notes.
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
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the consolidated balance sheets as follows (in thousands):

	December 31,
	2023	2022
Principal amount	$441,000	$—
Unamortized debt premium	$524	$—
Unamortized debt issuance costs	$(6,907)	$—
Net carrying amount	$434,617	$—
Interest expense for the 2030 Notes for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$3,032	$—	$—
Amortization of debt issuance costs	463	—	—
Total interest expense	$3,495	$—	$—
As of December 31, 2023, the estimated fair value (Level 2) of the 2030 Notes was $410.5 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
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
The 2028 Notes are governed by an indenture (the “2028 Indenture”) between the Company and U.S. Bank National Association, as trustee. The 2028 Notes bear interest at a rate of 1.50% per annum. Interest on the

2028 Notes is payable semi-annually in arrears on February 15 and August 15 and commenced on August 15, 2021. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption, or repurchase.
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
The requirement to repurchase the 2028 Notes including unpaid interest to the maturity date in the event of a Fundamental Change is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.
The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.
We incurred issuance costs related to the 2028 Notes of approximately $4.5 million, which were recorded as debt issuance cost and are presented as a reduction to the 2028 Notes on our consolidated balance sheets and are amortized to interest expense using the effective interest method over the term of the 2028 Notes, resulting in an effective interest rate of 1.6%.
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the consolidated balance sheets as follows (in thousands):

	December 31,
	2023	2022
Principal amount	$459,000	$900,000
Unamortized debt issuance costs	(1,374)	(3,317)
Net carrying amount	$457,626	$896,683
Interest expense for the 2028 Notes was as follows for the years ended December 31, 2023, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$10,133	$13,500	$11,812
Amortization of debt issuance costs	472	617	532
Total interest expense	$10,605	$14,117	$12,344
As of December 31, 2023, the estimated fair value (Level 2) of the 2028 Notes was $395.4 million. The fair value of the Notes is estimated using a pricing model that is primarily affected by the trading price of our common stock and market interest rates.
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

As of December 31, 2023, the maturities of our operating lease liabilities were as follows:

(in thousands)
2024	$12,082
2025	12,307
2026	12,412
2027	9,930
2028	—
Thereafter	—
Total undiscounted operating lease payments	46,731
Less: imputed interest	(5,534)
Present value of operating lease liabilities	$41,197

Balance Sheet Classification
Operating lease liabilities, current	$9,591
Operating lease liabilities, non-current	31,606
Total operating lease liabilities	$41,197
We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted-average discount rate used to measure our operating lease liabilities was 6.8%. The weighted-average remaining lease term for our operating leases as of December 31, 2023 was 3.8 years.
Cash Flows
Cash paid for amounts included in the present value of operating lease liabilities was $12.1 million and $11.2 million for the years ended December 31, 2023 and 2022, respectively, and were included in operating cash flows.
Operating Lease Costs
Operating lease costs were $10.4 million and $10.5 million for the years ended December 31, 2023 and 2022, respectively.
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
Please see subsection titled Legal Proceedings, in Part I, Item 3 of this Annual Report on Form 10-K.
Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of December 31, 2023.
Purchase Commitments
In the normal course of business, we enter into agreements to purchase goods or services or license intellectual property, certain of which are not cancellable without penalty. For those agreements with variable terms, we do not estimate the total obligation beyond any minimum quantities or pricing as of the reporting date. Licensing agreements under which we commit to ongoing minimum royalty payments, some of which are subject to adjustment, may be terminated under certain circumstances.
Our purchase orders and contractual obligations are approximately $109.9 million as of December 31, 2023, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
We recognized a loss on purchase commitment of $3.4 million for the year ended December 31, 2023, which was recorded as part of accrued expenses on the consolidated balance sheet and is included in the aforementioned purchase orders and contractual obligations amount. The purchase commitment loss is based on an estimate of future excess inventory related to a supply agreement with a third-party vendor, for which we do not expect to have related sales.
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
We paid our Supplier a deposit of $9.0 million in November 2022 and an additional deposit of $6.0 million in 2023, for a total of $15.0 million (the “Deposit”). The Deposit is fully refundable to us, in accordance with the Supply Agreement, if we meet the minimum volume purchase commitment for the applicable year. As of December 31, 2023, $3.0 million related to the Deposit was included in prepaid expenses and other current assets in the consolidated balance sheets and $12.0 million related to the Deposit was included in other long-term assets in the consolidated balance sheets, as we believe it is probable the minimum volume purchase commitment level will be achieved.
NOTE 9. INCOME TAXES
We are subject to income taxes both in the United States and certain foreign jurisdictions in which we operate, and we use estimates in determining our provisions for income taxes. Significant management judgement is required in determining our provision for income taxes, deferred tax assets and liabilities, and valuation allowances recorded against net deferred tax assets in accordance with U.S. GAAP. These estimates and judgements occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in the current or subsequent period.
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

During the years ended December 31, 2023, 2022, and 2021 income/(loss) before taxes from U.S. operations were ($318.9) million, ($315.7) million, and ($275.4) million, respectively, and income/(loss) before taxes from foreign operations was $0.7 million, $1.8 million, and $0.8 million, respectively.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Total Current	$—	$—	$—

Deferred:
Federal	(9,956)	—	(83,742)
State	(1,468)	—	(9,907)
Foreign	—	—	—
Total Deferred	(11,424)	—	(93,649)
(Benefit) Provision for Income Taxes	$(11,424)	$—	$(93,649)
Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Years ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	3.0	4.4	5.5
Change in valuation allowance	(20.0)	(25.1)	(4.9)
Tax credits	2.0	2.2	2.5
Share-based compensation	(2.1)	(2.2)	10.9
Merger Expenses	(0.1)	—	(0.9)
Other	(0.2)	(0.4)	(0.1)
Total	3.6%	(0.1)%	34.0%

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$435,488	$400,629
Research and development credits	83,922	71,526
Capitalized research and experimental expenses	63,196	34,863
Accruals and reserves	16,872	13,830
Cancellation of indebtedness income and interest expense	14,907	4,587
Share-based compensation	18,584	17,117
Operating lease liability	9,510	11,537
Total deferred tax assets	642,479	554,089
Less: Valuation allowance	(525,703)	(445,574)
Total deferred tax assets:	116,776	108,515
Intangibles	(109,488)	(98,931)
Fixed assets	(548)	(1,262)
Operating lease right-of-use assets	(7,491)	(9,157)
Total deferred tax liabilities	(117,527)	(109,350)
Deferred tax liabilities, net	$(751)	$(835)
At December 31, 2023, we maintained a valuation allowance against our net deferred tax assets which totaled $525.7 million, including net operating loss carryforwards and research and development credits of $435.5 million and $83.9 million, respectively.
A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. A deferred income tax benefit of $11.4 million for the year ended December 31, 2023, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
For the year ended December 31, 2023, the Company's valuation allowance increased to $525.7 million, primarily because of an increase in our net operating losses, credits, and capitalized research and experimental expenses that were fully offset by a valuation allowance. For the year ended December 31, 2022, the Company's valuation allowance increased to $445.6 million, primarily because of an increase in our net operating losses, credits, and capitalized research and experimental expenses that were fully offset by a valuation allowance.
As of December 31, 2023, we had a net operating loss carryforward for federal income tax purposes of approximately $1,709.3 million, of which $788.1 million is subject to expiration beginning in 2024. We had a total state net operating loss carryforward of approximately $1,171.8 million, which are subject to annual expirations. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.

We have federal credits of approximately $57.7 million, which will begin to expire in 2024 if not utilized and state research credits of approximately $49.8 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.
As of December 31, 2023, our total unrecognized tax benefit was $14.6 million. A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows (in thousands):

Balance as of December 31, 2020	$5,954
Increase in balance related to tax positions taken in prior year	189
Increase in balance related to tax positions taken during current year	2,192
Balance as of December 31, 2021	8,335
Decrease in balance related to tax positions taken in prior year	(10)
Increase in balance related to tax positions taken during current year	2,085
Balance as of December 31, 2022	10,410
Increase in balance related to tax positions taken in prior year	2,044
Increase in balance related to tax positions taken during current year	2,100
Balance as of December 31, 2023	$14,554
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2020 to present and December 31, 2019 to present, respectively. In addition, all the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.
NOTE 10. STOCKHOLDERS’ EQUITY
Preferred Stock
Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
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
In total, for the year ended December 31, 2021, we issued 29.4 million shares of our common stock through our two underwritten public offerings with an average offering price of $6.40. The total net proceeds to us from the two offerings, after deducting the underwriting commission and offering expenses, were approximately $187.2 million.
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
On May 25, 2022, stockholders approved an amendment to the 2020 Plan, and we reserved an additional 18,000,000 shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of December 31, 2023, we had 12.8 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan.

Stock Options
Time-based stock options
The following table summarizes time-based stock option activity for all of our equity compensation plans for the year ended December 31, 2023 (in thousands, except per share amounts):

	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2022	14,618	$10.60
Granted	419	$11.26
Exercised	(1,119)	$4.74
Canceled	(910)	$17.71
Outstanding at December 31, 2023	13,008	$10.63
Performance-based stock options
The following table summarizes performance-based stock option activity for all of our equity compensation plans for the year ended December 31, 2023 (in thousands, except per share amounts):

	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2022	258	$4.71
Granted	—	$—
Exercised	(251)	$4.71
Canceled	(4)	$4.71
Outstanding at December 31, 2023	3	$4.74
The performance condition was achieved during the year ended December 31, 2023.
The aggregate intrinsic value of the outstanding options presented in the tables above as of December 31, 2023, totaled $31.8 million, and had a weighted-average remaining contractual life of 5.9 years.
The aggregate intrinsic value of outstanding options represents the total pre-tax intrinsic value (i.e. the difference between $9.81, our closing stock price on the last trading day of our fourth quarter of 2023 and the option exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock.
The vested and exercisable options as of December 31, 2023, totaled 10,039,742 shares, had an aggregate intrinsic value of $30.0 million, a weighted-average exercise price per share of $9.70, and a weighted-average remaining contractual life of 5.2 years.
The vested and expected to vest options as of December 31, 2023, totaled 13,026,464 shares, had an aggregate intrinsic value of $31.6 million, a weighted-average exercise price per share of $10.81, and a weighted-average remaining contractual life of 5.8 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $8.8 million, $5.0 million, and $146.1 million, respectively. The total intrinsic value of options exercised represents the difference between our closing stock price on the exercise date and the option exercise price, multiplied by the number of in-the-money options exercised.
The weighted-average grant-date fair value of all options granted was $7.32 in 2023, $5.93 in 2022, and $18.36 in 2021, each determined by the Black-Scholes option valuation method.
Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
Each Restricted Stock Unit (RSU) represents one equivalent share of our common stock to be issued after satisfying the applicable continued service-based vesting criteria over a specified period. These RSUs are time-based and vest over four years at a rate of 25% annually. The RSUs do not entitle participants to the rights of holders of common stock, such as voting rights, until the shares are issued. The fair value of these RSUs is based on the closing price of our common stock on the date of grant. We measure compensation expense for these RSUs at fair value on the date of grant and recognize the expense over the expected vesting period on a straight-line basis. RSUs that are expected to vest are net of estimated future forfeitures.
We issue PSUs for which the number of shares issuable in the third year of the performance period is based on performance relative to specified revenue targets and continued employment through the vesting period. Maximum achievement of the revenue goal under the PSUs will result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under PSUs will result in no shares subject to the PSUs becoming eligible to vest.
The following table summarizes the time-based RSUs and PSUs activity for the year ended December 31, 2023 (shares in thousands):

			Weighted-average grant date fair value
	Restricted Stock Units (RSUs)	Performance Stock Units (PSUs)	RSU	PSU
Outstanding at December 31, 2022	8,535	—	$15.16	$—
Granted	7,141	564	9.67	9.43
Vested	(2,730)	—	14.41	—
Forfeited	(1,638)	(23)	13.86	9.43
Outstanding at December 31, 2023	11,308	541	$12.06	$9.43
The total fair value of shares vested related to RSUs and PSUs during the years ended December 31, 2023, 2022, and 2021 was $39.3 million, $39.2 million, and $9.2 million, respectively.
The weighted-average grant-date fair value of all RSUs and PSUs granted was $9.65 in 2023, $10.15 in 2022, and $35.33 in 2021.
Employee Stock Purchase Plan
As of December 31, 2023, a total of 29.5 million shares of our common stock have been reserved for issuance under our 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Each offering period will generally consist of four purchase periods, each purchase period being approximately six months. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. If the stock price at the end of the purchase period is lower than the stock price at the beginning of the offering period, that offering period will be terminated and a new offering period will come into place. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each fiscal year equal to the lesser of 2% of the common shares then outstanding, 4,000,000 shares, or an amount determined by the ESPP’s administrator.
For the years ended December 31, 2023, 2022, and 2021, 1,735,058 shares, 1,878,168 shares, and 1,913,968 shares of common stock were purchased under the ESPP, respectively. As of December 31, 2023, 12,197,447 shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
Total share-based compensation expense consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$5,399	$4,802	$6,126
Research and development	22,435	30,676	20,275
Sales, general and administrative	44,284	43,135	35,403
Merger-related expenses - stock-settled	—	—	6,349
Merger-related expenses - milestone	—	—	5,202
Share-based compensation	72,118	78,613	73,355
Merger-related expenses - cash-settled	—	—	7,373
Total share-based compensation expense	$72,118	$78,613	$80,728
As of December 31, 2023 and 2022, $0.6 million and $0.7 million of share-based compensation cost was capitalized in inventory, net, on our consolidated balance sheets, respectively.
The tax benefit of share-based compensation expense was immaterial for the years ended December 31, 2023, 2022, and 2021.
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
Stock Options
We estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair value of employee stock options is amortized on a straight-line basis over the requisite service period of the awards.
When determining the current share prices underlying the stock options for calculating the grant-date fair value, we reference observable market prices of similar or identical instruments in active markets.

The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term in years	4.9	4.6	2.1 - 4.6
Expected volatility	77% - 78%	70% - 76%	67% - 80%
Risk-free interest rate	3.73% – 4.60%	0.41% – 3.66%	0.05% – 1.10%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$7.32	$5.93	$15.53
Cash received from option exercises for the years ended December 31, 2023, 2022, and 2021 was $6.5 million, $3.4 million and $25.4 million, respectively.
ESPP
We estimate the fair value of shares to be issued under the ESPP using the Black-Scholes option pricing model. The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	79% - 97%	70% - 97%	67% - 68%
Risk-free interest rate	4.9% - 5.5%	0.6% - 3.5%	0.1% - 0.2%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$5.34	$4.28	$25.07
Cash received through the ESPP for the years ended December 31, 2023, 2022, and 2021 was $8.8 million, $7.8 million, and $6.4 million, respectively.
As of December 31, 2023, $101.9 million of total unrecognized compensation expense related to stock options, restricted stock, and ESPP shares was expected to be recognized over a weighted-average period of 2.2 years.
NOTE 11. NET LOSS PER SHARE
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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the consolidated statements of operations and comprehensive loss (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(306,735)	$(314,248)	$(181,223)

Denominator:
Basic
Weighted-average shares used in computing basic net loss per share	253,629	224,550	204,136
Basic net loss per share	$(1.21)	$(1.40)	$(0.89)
Diluted
Weighted-average shares used in computing diluted net loss per share	253,629	224,550	204,136
Diluted net loss per share	$(1.21)	$(1.40)	$(0.89)

The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive (in thousands):

	Years Ended December 31,
(in thousands)	2023	2022	2021
Shares issuable upon conversion of convertible senior notes	31,063	20,690	20,690
Equity awards	27,246	27,291	21,419
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
A summary of our revenue by geographic location is as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Americas	$105,410	$69,561	$64,521
Europe, Middle East, and Africa	40,658	22,598	30,271
Asia-Pacific	54,453	36,145	35,721
Total	$200,521	$128,304	$130,513
A summary of our revenue by category is as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Instrument revenue	$120,451	$48,719	$61,324
Consumable revenue	63,421	59,980	52,181
Product revenue	183,872	108,699	113,505
Service and other revenue	16,649	19,605	17,008
Total revenue	$200,521	$128,304	$130,513

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Pacific Biosciences of California, Inc’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting appears on page 112 hereof.
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 28, 2024, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 28, 2024

ITEM 9B.    OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers.
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholder to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
(b)Financial Statement Schedules: See Item 15(a)(2), above.
(c)Exhibits: Refer to the Exhibit Index that follows.

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act	10-K	4.2	February 28, 2020
4.3	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc., and U.S. Bank National Association, as Trustee	10-Q	4.1	August 4, 2023
4.4	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.3)	10-Q	4.1	August 4, 2023
4.5	Indenture, dated as of June 30, 2023, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	June 30, 2023
4.6	Form of 1.375% Convertible Senior Note due 2030	8-K	4.2	June 30, 2023
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.3+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.4+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.5+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.7+	2020 Equity Incentive Plan, as amended	8-K	10.1	May 26, 2022
10.8+	Form of Global Stock Option Agreement under the Pacific Biosciences of California, Inc., 2020 Equity Incentive Plan, as amended	8-K	10.2	May 26, 2022
10.9+	Form of Global Restricted Stock Unit Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.3	May 26, 2022
10.10+	Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc., and related forms of agreement thereunder	10-Q	10.4	November 5, 2021
10.11+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	November 19, 2021
10.12+	Letter Relating to Employment Terms by and between the Registrant and Susan G. Kim effective September 28, 2020	10-Q	10.2	November 3, 2020
10.13+	Form of Change in Control and Severance Agreement for executive officers	10-K	10.14	February 26, 2021
10.14+	Letter Relating to Employment Terms by and between the Registrant and Christian O. Henry effective September 14, 2020	10-K	10.15	February 26, 2021
10.15+	Amended Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry dated February 3, 2021	10-K	10.17	February 26, 2021
10.16+	Letter Relating to Employment Terms by and between the Registrant and Mark Van Oene effective January 8, 2021	10-K	10.18	February 26, 2021
10.17+	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015	10-Q	10.2	August 5, 2015
10.18†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016	10-K	10.50	March 6, 2017
10.19	Investment Agreement, dated as of February 9, 2021, between Pacific Biosciences of California, Inc. and SB Northstar LP.	8-K	10.1	February 10, 2021
10.20††	Exclusive License Agreement by and between the Registrant and Cornell Research Foundation, Inc., dated as of February 1, 2004	S-1/A	10.8	October 22, 2010
10.21+	Letter Relating to Employment Terms by and between the Registrant and Michele Farmer effective May 17, 2021	10-Q	10.2	August 6, 2021

10.22	Agreement and Plan of Merger of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp., Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 2021
10.23	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc., and each of the Investors	8-K	10.2	July 20, 2021
10.24	Registration Rights Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc., and each of the Investors	8-K	10.3	July 20, 2021
10.25+	Letter Relating to Employment Terms by and between the Registrant and Jeff Eidel effective August 16, 2022	8-K	99.3	January 24, 2023
10.26+	Change in Control and Severance Agreement by and between the Registrant and Susan G. Kim effective February 3, 2021	8-K	99.4	January 24, 2023
10.27	Letter Agreement, dated June 23, 2023, between the Company and Chimera Investment LLC	8-K	10.1	June 23, 2023
10.28+	Form of Performance-Based Restricted Stock Unit Award Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended			Filed herewith
21.1	List of Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
97.1	Compensation Recovery Policy			Filed herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
_____________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

††	Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information (i) is not material and (ii) would be competitively harmful if publicly disclosed.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: February 28, 2024	By:	/s/ Christian O. Henry
Christian O. Henry
President and Chief Executive Officer

Date: February 28, 2024	By:	/s/ Susan G. Kim
Susan G. Kim
Chief Financial Officer

Date: February 28, 2024	By:	/s/ Michele Farmer
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

Signature	Title	Date

/s/ Christian O. Henry	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Christian O. Henry

/s/ Susan G. Kim	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Susan G. Kim

/s/ Michele Farmer	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Michele Farmer

/s/ John F. Milligan	Chairman of the Board of Directors	February 28, 2024
John F. Milligan

/s/ William W. Ericson	Director	February 28, 2024
William W. Ericson

/s/ Hannah A. Valantine	Director	February 28, 2024
Hannah A. Valantine

/s/ Randall S. Livingston	Director	February 28, 2024
Randall S. Livingston

/s/ Marshall L. Mohr	Director	February 28, 2024
Marshall L. Mohr

/s/ Kathy Ordoñez	Director	February 28, 2024
Kathy Ordoñez

/s/ Lucy Shapiro	Director	February 28, 2024
Lucy Shapiro

/s/ David Meline	Director	February 28, 2024
David Meline