Form 10-Q
period 2024-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2024-05-09
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 30, 2024: 272,355,892.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$76,646	$179,911
Investments	485,268	451,505
Accounts receivable, net	30,323	36,615
Inventory, net	67,343	56,676
Prepaid expenses and other current assets	17,144	17,040
Short-term restricted cash	300	300
Total current assets	677,024	742,047
Property and equipment, net	37,291	36,432
Operating lease right-of-use assets, net	30,672	32,593
Long-term restricted cash	2,422	2,422
Intangible assets, net	450,131	456,984
Goodwill	462,261	462,261
Other long-term assets	10,119	13,274
Total assets	$1,669,920	$1,746,013
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,006	$15,062
Accrued expenses	21,991	45,708
Deferred revenue, current	17,346	16,342
Operating lease liabilities, current	9,772	9,591
Other liabilities, current	2,836	8,326
Total current liabilities	72,951	95,029
Deferred revenue, non-current	6,127	5,530
Contingent consideration liability, non-current	19,480	19,550
Operating lease liabilities, non-current	29,049	31,606
Convertible senior notes, net, non-current	892,545	892,243
Other liabilities, non-current	751	751
Total liabilities	1,020,903	1,044,709

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 272,280 and 267,744 shares at March 31, 2024 and December 31, 2023, respectively	272	268
Additional paid-in capital	2,566,304	2,539,892
Accumulated other comprehensive (loss) income	(306)	219
Accumulated deficit	(1,917,253)	(1,839,075)
Total stockholders’ equity	649,017	701,304
Total liabilities and stockholders’ equity	$1,669,920	$1,746,013
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenue:
Product revenue	$35,009	$34,654
Service and other revenue	3,801	4,246
Total revenue	38,810	38,900
Cost of Revenue:
Cost of product revenue	22,447	25,164
Cost of service and other revenue	3,738	3,792
Amortization of acquired intangible assets	1,343	183
Total cost of revenue	27,528	29,139
Gross profit	11,282	9,761
Operating Expense:
Research and development	43,455	48,939
Sales, general and administrative	43,753	39,818
Amortization of acquired intangible assets	5,506	—
Change in fair value of contingent consideration	(70)	12,256
Total operating expense	92,644	101,013
Operating loss	(81,362)	(91,252)
Interest expense	(3,575)	(3,630)
Other income, net	6,759	6,867
Loss before benefit from income taxes	(78,178)	(88,015)
Benefit from income taxes	—	—
Net loss	(78,178)	(88,015)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(525)	2,841
Comprehensive loss	$(78,703)	$(85,174)
Net loss per share:
Basic	$(0.29)	$(0.36)
Diluted	$(0.29)	$(0.36)
Weighted average shares outstanding used in calculating net loss per share:
Basic	269,578	242,032
Diluted	269,578	242,032
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(78,178)	(78,178)
Other comprehensive loss	—	—	—	(525)	—	(525)
Issuance of common stock in conjunction with equity plans	4,536	4	6,887	—	—	6,891
Share-based compensation expense	—	—	19,525	—	—	19,525
Balance at March 31, 2024	272,280	$272	$2,566,304	$(306)	$(1,917,253)	$649,017

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(88,015)	(88,015)
Other comprehensive income	—	—	—	2,841	—	2,841
Issuance of common stock from Underwritten Public Equity, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	3,173	3	7,232	—	—	7,235
Share-based compensation expense	—	—	17,952	—	—	17,952
Balance at March 31, 2023	249,803	$250	$2,314,146	$(1,924)	$(1,620,355)	$692,117
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(78,178)	$(88,015)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,240	2,755
Amortization of intangible assets	6,853	234
Amortization of right-of-use assets	1,921	1,527
Share-based compensation expense	19,525	17,952
Accretion of discount and amortization of premium on marketable securities, net	(4,031)	(2,155)
Change in the estimated fair value of contingent consideration	(70)	12,256
Inventory provision	3	3,521
Other	403	363
Changes in assets and liabilities
Accounts receivable, net	6,292	(10,803)
Inventory, net	(11,655)	(13,319)
Prepaid expenses and other assets	3,051	(6,888)
Accounts payable	6,644	5,068
Accrued expenses	(23,753)	(13,186)
Deferred revenue	1,601	423
Operating lease liabilities	(2,376)	(1,969)
Other liabilities	(5,152)	(2,455)
Net cash used in operating activities	(75,682)	(94,691)
Cash flows from investing activities
Purchase of property and equipment	(3,879)	(3,721)
Purchases of investments	(191,907)	(233,291)
Sales of investments	—	595
Maturities of investments	161,650	163,864
Net cash used in investing activities	(34,136)	(72,553)
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	189,200
Proceeds from issuance of common stock from equity plans	6,891	7,235
Notes payable principal payoff	(338)	(446)
Net cash provided by financing activities	6,553	195,989
Net (decrease) increase in cash, cash equivalents, and restricted cash	(103,265)	28,745
Cash, cash equivalents, and restricted cash at beginning of period	182,633	328,311
Cash, cash equivalents, and restricted cash at end of period	$79,368	$357,056
Cash and cash equivalents at end of period	76,646	353,834
Restricted cash at end of period	2,722	3,222
Cash, cash equivalents, and restricted cash at end of period	$79,368	$357,056
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
We are a life science technology company that is designing, developing, and manufacturing advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems. Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBBTM) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Our focus is on creating some of the world's most advanced sequencing systems to provide our customers with the most complete and accurate view of genomes, transcriptomes, and epigenomes. Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations (CROs), pharmaceutical companies, and agricultural companies.
References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.
Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2023 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to long-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2024. Actual results could differ materially from these estimates.
Cash, Cash Equivalents, Restricted Cash and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.

We classify our investments in debt securities as available-for sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are also reported in other income (expense), net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income (expense), net. We have the ability to hold, and do not intend to sell investments in unrealized loss positions before the recovery of their amortized cost bases.
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
Concentration and Other Risks
For the three months ended March 31, 2024, no customer exceeded 10% of total revenue during the period. For the three months ended March 31, 2023, no customer exceeded 10% of total revenue during the period.
As of March 31, 2024, 42% of our accounts receivable were from domestic customers, compared to 49% as of December 31, 2023. As of March 31, 2024, no customer represented 10% or greater of our net accounts receivable, while one customer represented approximately 10% of our net accounts receivable as of December 31, 2023.
Recent Accounting Pronouncements
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. This authoritative guidance will be effective for us in fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of the ASU but does not expect any material impact upon adoption.
Significant Accounting Policies
There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The purchase price allocation is preliminary, primarily due to the pending finalization of the review of various tax attributes. We expect to finalize the purchase price allocation within 12 months of the acquisition date. We will recognize adjustments to the preliminary amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the preliminary amounts are determined.
We incurred costs related to the Apton acquisition of approximately $9.0 million during the year ended December 31, 2023. Merger-related expenses include $2.8 million relating to a liquidity event bonus plan that was treated as a separate transaction and included the issuance of 168,621 shares of common stock that were issued with a fair value of $2.1 million based on the closing market price of our common stock on the acquisition date. As a result, the total shares issued in connection with the Apton acquisition were 6.3 million shares of common stock.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	March 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$71,652	$4,994	$—	$76,646	$70,172	$109,739	$—	$179,911
Investments:
Commercial paper	—	10,078	—	10,078	—	9,947	—	9,947
Corporate debt securities	—	88,802	—	88,802	—	88,579	—	88,579
U.S. government & agency securities	—	386,388	—	386,388	—	352,979	—	352,979
Total investments	—	485,268	—	485,268	—	451,505	—	451,505

Short-term restricted cash	300	—	—	300	300	—	—	300
Long-term restricted cash	2,422	—	—	2,422	2,422	—	—	2,422
Total assets measured at fair value	$74,374	$490,262	$—	$564,636	$72,894	$561,244	$—	$634,138

Liabilities
Contingent consideration	$—	$—	$19,480	$19,480	$—	$—	$19,550	$19,550
Total liabilities measured at fair value	$—	$—	$19,480	$19,480	$—	$—	$19,550	$19,550

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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the 5-year anniversary of the closing date of the acquisition. As of March 31, 2024, the key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. A decrease in the projected revenues would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- credit rating, which ranges from 7.4% to 7.7%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.
Changes in the estimated fair value of the contingent consideration liability for the three months ended March 31, 2024 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2023	$19,550
Change in estimated fair value	(70)
Ending balance as of March 31, 2024	$19,480
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
For the three months ended March 31, 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents and investments:

	As of March 31, 2024
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$76,646	$—	$—	$76,646
Investments:
Commercial paper	10,078	—	—	10,078
Corporate debt securities	88,755	133	(86)	88,802
U.S. government & agency securities	386,741	75	(428)	386,388
Total investments	485,574	208	(514)	485,268
Total cash, cash equivalents and investments	$562,220	$208	$(514)	$561,914

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$179,958	$13	$(60)	$179,911
Investments:
Commercial paper	9,947	—	—	9,947
Corporate debt securities	88,263	373	(57)	88,579
U.S. government & agency securities	353,029	478	(528)	352,979
Total investments	451,239	851	(585)	451,505
Total cash, cash equivalents and investments	$631,197	$864	$(645)	$631,416

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2024:

(in thousands)	Fair Value
Due in one year or less	$380,422
Due after one year through five years	109,840
Total	$490,262
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss was $7.2 million for the three months ended March 31, 2024 and $6.8 million for the three months ended March 31, 2023.

NOTE 4. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components:

(in thousands)	March 31, 2024	December 31, 2023
Purchased materials	$24,632	$20,168
Work in process	26,298	23,436
Finished goods	16,413	13,072
Inventory, net	$67,343	$56,676
Goodwill and Intangible Assets
Goodwill
We had goodwill of $462.3 million as of March 31, 2024 and December 31, 2023. Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2023, noting no impairment.
Intangible Assets
Intangible assets include acquired in-process research and development ("IPR&D") of $55.0 million as a result of the Apton acquisition in August 2023. The IPR&D will remain on our Consolidated Balance Sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D is not amortized, but instead is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will amortize the asset over the life of the product or record an impairment charge if the asset is determined to be impaired. We performed our annual assessment of IPR&D in the third quarter of 2023 in connection with the completion of the IPR&D acquired through the acquisition of Omniome, noting no impairment.
In addition to IPR&D, definite-lived intangible assets included the following:

		As of March 31, 2024			As of December 31, 2023
(in thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(16,048)	$395,131	$411,179	$(9,195)	$401,984
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$411,539	$(16,408)	$395,131	$411,539	$(9,555)	$401,984
The estimated future amortization expense of intangible assets with definite lives is as follows (in thousands):

Remainder of 2024	$20,559
2025	27,412
2026	27,412
2027	27,412
2028	27,412
2029 and thereafter	264,924
Total	$395,131

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
Deferred Revenue
As of March 31, 2024, we had a total of $23.4 million of deferred revenue, $17.3 million of which was recorded as deferred revenue, current, and primarily relates to future performance obligations under the Amended and Restated Agreement with Invitae Corporation ("Invitae") and deferred service contract revenues. Refer to Note 3 – Invitae Collaboration, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for more information. The deferred revenue, non-current balance of $6.1 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next 6 years. Revenue recorded in the three months ended March 31, 2024 includes $3.2 million that was included in deferred revenue as of December 31, 2023.
Product Warranties
We generally provide a one-year warranty on instruments. In addition, we provide a limited warranty on consumables. At the time revenue is recognized, an accrual is established for estimated warranty costs based on historical experience as well as anticipated product performance. We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranties are recorded as part of accrued expenses on the Condensed Consolidated Balance Sheets and warranty expense is recorded as a component of cost of product revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no material changes in estimates for the periods presented below.
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$4,681	$1,651
Additions charged to cost of product revenue	1,600	604
Repairs and replacements	(2,161)	(631)
Balance at end of period	$4,120	$1,624
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
As of March 31, 2024, the carrying value of term loans outstanding was $0.2 million, recorded as part of other liabilities, current on the Condensed Consolidated Balance Sheet. Interest expense was not material for the three months ended March 31, 2024, and was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The following table presents the future principal payments on the term loans (in thousands):

Remainder of 2024	$152
Total	$152
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
We incurred issuance costs related to the 2030 Notes of approximately $7.3 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes on our Consolidated Balance Sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%. We also paid accrued but unpaid interest of $2.5 million on the 2028 Notes in connection with the Exchange Transaction on June 30, 2023.
We did not receive any cash proceeds from the Exchange Transaction. In exchange for issuing the 2030 Notes pursuant to the Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	March 31, 2024	December 31, 2023
Principal amount	$441,000	$441,000
Unamortized debt premium	507	524
Unamortized debt issuance costs	(6,670)	(6,907)
Net carrying amount	$434,837	$434,617
For the three months ended March 31, 2024 and 2023, interest expense for the 2030 Notes was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$1,533	$—
Amortization of debt issuance costs	239	—
Total interest expense	$1,772	$—
As of March 31, 2024, the estimated fair value (Level 2) of the 2030 Notes was $343.6 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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
We incurred issuance costs related to the 2028 Notes of approximately $4.5 million, which were recorded as debt issuance costs and are presented as a reduction to the 2028 Notes on our Consolidated Balance Sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2028 Notes, resulting in an effective interest rate of 1.6%.
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	March 31, 2024	December 31, 2023
Principal amount	$459,000	$459,000
Unamortized debt issuance costs	(1,292)	(1,374)
Net carrying amount	$457,708	$457,626
For the three months ended March 31, 2024 and 2023, interest expense for the 2028 Notes was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$1,721	$3,375
Amortization of debt issuance costs	81	156
Total interest expense	$1,802	$3,531
As of March 31, 2024, the estimated fair value (Level 2) of the 2028 Notes was $381.7 million. The fair value of the 2028 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
NOTE 6. COMMITMENTS AND CONTINGENCIES
The Company has entered into various operating lease agreements, primarily relating to our corporate offices. See Note 8 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the Company’s maturity of lease liabilities under its lease agreements.
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2024 and December 31, 2023.
NOTE 7. STOCKHOLDERS’ EQUITY
Equity Plans
As of March 31, 2024, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of March 31, 2024, we had 1.5 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for more information on the Company's equity plans.
Stock Options
The following table summarizes stock option activity for time-based awards:

(Shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2023	13,011	$10.63
Granted	80	3.67
Exercised	(515)	3.15
Canceled	(239)	11.87
Expired	(100)	7.05
Outstanding at March 31, 2024	12,237	$10.90

Restricted Stock Units (“RSU”) and Performance Stock Units ("PSU")
We issue RSUs for which the respective shares vest when the requisite service period is achieved. We issue PSUs for which the number of shares issuable is based on performance relative to specified revenue targets and continued employment through the vesting period. These PSU shares are issuable following the third year of the performance period. Maximum achievement of the revenue goal under the PSUs will result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under the PSUs will result in no shares subject to the PSUs becoming eligible to vest. The following table summarizes the time-based RSUs and PSUs activity:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(Shares in thousands)			RSU	PSU
Outstanding at December 31, 2023	11,308	541	$12.06	$9.43
Granted	12,194	—	5.15	—
Vested	(2,827)	—	12.96	—
Forfeited	(587)	—	9.92	—
Outstanding at March 31, 2024	20,088	541	$7.80	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,194,436 and 1,052,908 during the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2024, an additional 4.0 million shares were reserved under the ESPP. As of March 31, 2024, 15.0 million shares of our common stock remain available for issuance under our ESPP.
Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$2,106	$1,948
Research and development	5,788	6,705
Sales, general and administrative	11,631	9,299
Total share-based compensation expense	$19,525	$17,952
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
•Expected Term - The expected term used in the Black-Scholes valuation method represents the period that the stock options are expected to be outstanding and is determined based on historical experience of similar awards, considering the contractual terms of the stock options and vesting schedules.
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
For the three months ended March 31, 2023, there were no employee stock options granted. The fair value of employee stock options was estimated using the following assumptions:

Three Months Ended March 31,
2024
Expected term in years	4.9
Expected volatility	81%
Risk-free interest rate	4.32%
Dividend yield	—
Weighted average grant date fair value per share	$2.45
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	81%	97%
Risk-free interest rate	4.54% — 5.27%	4.89% — 5.20%
Dividend yield	—	—
Weighted average grant date fair value per share	$2.78	$5.00
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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Numerator:
Net loss	$(78,178)	$(88,015)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	269,578	242,032
Basic net loss per share	$(0.29)	$(0.36)

Diluted
Weighted average shares used in computing diluted net loss per share	269,578	242,032
Diluted net loss per share	$(0.29)	$(0.36)

The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Shares issuable upon conversion of convertible senior notes	31,063	20,690
Equity Awards	36,924	30,366
See Note 2. Business Acquisitions for detailed information on contingently issuable shares due upon achievement of a milestone. See Note 7. Stockholders’ Equity for detailed information on equity awards.
NOTE 9. REVENUE
A summary of our revenue by geographic location is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Americas	$17,678	$19,071
Europe, Middle East and Africa	8,356	7,870
Asia-Pacific	12,776	11,959
Total	$38,810	$38,900
A summary of our revenue by category is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Instrument revenue	$19,025	$20,700
Consumable revenue	15,984	13,954
Product revenue	35,009	34,654
Service and other revenue	3,801	4,246
Total revenue	$38,810	$38,900
NOTE 10. SUBSEQUENT EVENTS
On April 16, 2024, we announced plans to reduce operating costs. In connection with our expense reduction initiatives, we began implementing a reduction of our global workforce and will close our San Diego office. As a result of these actions, we expect to record a restructuring charge, comprised primarily of compensation and benefits afforded to terminated employees and lease-related costs. At this time, we are unable to make a determination of the estimated amount or range of amounts for charges to be incurred in connection with these actions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the (i) unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Strategic Objectives
Our 2024 strategic objectives are to:
•Improve commercial execution to drive adoption of both the Revio and Onso platforms;
•Continue the development of our benchtop long read and high throughput short-read platforms;
•Implement projects to improve our gross margin and drive manufacturing efficiencies;
•Reduce certain annualized run-rate operating expenses (including the planned reduction of our annualized run-rate operating expenses by the end of 2024).

We will continue to leverage our commercial organization and significantly improve our products' efficiency and usability to seek to reach a broader customer base. We believe the commercial investments we have recently made will further help drive growth in our business.
To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio, increase the throughput, and improve the usability of our existing sequencing solutions. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. We commenced commercial shipments of Revio, our new HiFi long-read sequencing system, in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to existing third-party short-read sequencing products already on the market, we commenced customer shipments of the Onso short-read sequencing instrument in August 2023.
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
Recent Developments
During the second quarter of 2024, we announced plans to reduce certain annualized run-rate operating expenses by the end of 2024, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our planned expense reduction measures comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of indefinite-lived and long-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material impairment charges. Refer to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the Company's asset impairment assessments.
Financial Overview
Key highlights of the three months ended March 31, 2024 consolidated financial results include the following:
•Revenue decreased slightly to $38.8 million for the three months ended March 31, 2024, as compared to $38.9 million for the three months ended March 31, 2023. Revenue was comprised of $19.0 million in instrument revenue, $16.0 million in consumables revenue and $3.8 million in service and other revenue for the three months ended March 31, 2024. The decrease was due to lower Revio unit sales which was partially offset by higher consumable sales.
•Gross profit as a percentage of revenue (gross margin) was 29% for the three months ended March 31, 2024, compared to 25% for the three months ended March 31, 2023. Gross margin increased primarily due to adjustments in the first quarter of 2023 that did not recur in the first quarter of 2024 of approximately $3.5 million relating to excess consumables inventory, partially offset by an increase in amortization of acquired intangible assets.
•Loss from operations decreased $9.9 million, or 11%, to $81.4 million for the three months ended March 31, 2024, as compared to $91.3 million for the three months ended March 31, 2023, driven primarily by a decrease of $8.4 million of operating expenses, including a $12.3 million decrease in the change in the fair value of the contingent consideration and a $5.5 million decrease in research and development expenses, partially offset by a $3.9 million increase in sales, general and administrative expenses and a $5.5 million increase in amortization of acquired intangible assets.
•Cash, cash equivalents, and short-term investments were $561.9 million at March 31, 2024, which represents a 11% decrease compared to the balance at December 31, 2023.

Macroeconomic dynamics impacting the Company may include rising inflation, geopolitical tensions, volatile capital markets, and fluctuating exchange rates.
The median sales cycle for Revio instrument purchases increased more than expected in the first quarter of 2024. We believe this has been caused by, among other reasons, the uncertainty surrounding the funding for new capital equipment, particularly in the U.S. and China; procurement delays; small-to-mid-size existing customers yet to increase their sample volumes to drive an upgrade to Revio; and an increasing proportion of the sales pipeline being comprised of new customers, which have shown they have longer sales cycles compared to existing PacBio customers.
We believe our consumables revenue was also impacted primarily by, among other reasons, slower-than-expected ramp-up in sequencing by our small- to mid-sized customers, many of whom are new to PacBio; sample delays impacting sequencing volume in the quarter at certain large customers; and some service providers in China operating at lower utilization as a result of the difficult funding environment.
These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is uncertain and inherently unpredictable.
See the Risk Factors section for further discussion.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$35,009	$34,654	$355	1%
Service and other revenue	3,801	4,246	(445)	(10)%
Total revenue	38,810	38,900	(90)	—%
Cost of Revenue:
Cost of product revenue	22,447	25,164	(2,717)	(11)%
Cost of service and other revenue	3,738	3,792	(54)	(1%)
Amortization of acquired intangible assets	1,343	183	1,160	634%
Total cost of revenue	27,528	29,139	(1,611)	(6%)
Gross profit	11,282	9,761	1,521	16%
Operating Expense:
Research and development	43,455	48,939	(5,484)	(11)%
Sales, general and administrative	43,753	39,818	3,935	10%
Amortization of acquired intangible assets	5,506	—	5,506	—
Change in fair value of contingent consideration	(70)	12,256	(12,326)	(101)%
Total operating expense	92,644	101,013	(8,369)	(8%)
Operating loss	(81,362)	(91,252)	9,890	(11)%
Interest expense	(3,575)	(3,630)	55	(2)%
Other income, net	6,759	6,867	(108)	(2%)
Net loss	$(78,178)	$(88,015)	$9,837	(11%)
Revenue
Revenue decreased slightly to $38.8 million for the three months ended March 31, 2024, as compared to $38.9 million for the three months ended March 31, 2023.
Instrument revenue decreased $1.7 million, or 8%, to $19.0 million for the three months ended March 31, 2024, as compared to $20.7 million for the three months ended March 31, 2023, primarily due to the sale of 28 Revio systems during the three months ended March 31, 2024 compared to 32 Revio systems during the three months ended March 31, 2023.

Consumables revenue increased $2.0 million, or 15%, to $16.0 million for the three months ended March 31, 2024, as compared to $14.0 million for the three months ended March 31, 2023. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue decreased $0.4 million, or 10%, to $3.8 million for the three months ended March 31, 2024, as compared to $4.2 million for the three months ended March 31, 2023, primarily due to customers transitioning to the Revio system, which includes a first-year warranty, and opting not to renew their Sequel II/IIe plans. We expect service revenue to begin to increase during the second half of the year as we anticipate customers transitioning their service contracts to Revio following the standard warranty period.
Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue decreased $2.7 million, or 11%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The cost of product revenue decreased primarily due to lower instrument sales and adjustments of approximately $3.5 million recognized in the first quarter of 2023 primarily relating to excess consumables inventory due to the product transition to Revio, partially offset by higher consumable sales and for the three months ended March 31, 2024. Cost of revenue included share-based compensation expense of $2.1 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively.
Gross profit increased $1.5 million, or 16%, to $11.3 million for the three months ended March 31, 2024, compared to $9.8 million for the three months ended March 31, 2023. Gross margin was 29% for the three months ended March 31, 2024, compared to gross margin of 25% for the three months ended March 31, 2023. We anticipate gross margin to increase as we implement projects designed to improve our product costs and drive manufacturing efficiencies. However, gross margins could fluctuate depending on the timing of the reduction of Revio instrument product costs and changes in Revio consumable volume. Additionally gross margins may be impacted by manufacturing efficiencies, improvement of warranty costs, and fluctuations in average selling prices.
Research and Development Expense
Research and development expense decreased by $5.5 million, or 11%, to $43.5 million for the three months ended March 31, 2024, compared to $48.9 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in personnel expenses due to restructuring activities in the fourth quarter of 2023 and the transition of recently launched products from development to commercialization. Research and development expense included share-based compensation expense of $5.8 million and $6.7 million during the three months ended March 31, 2024 and 2023, respectively. We anticipate research and development expense to further decrease during 2024 in connection with our recently announced expense reduction initiatives, primarily due to headcount reductions.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $3.9 million, or 10%, to $43.8 million for the three months ended March 31, 2024, compared to $39.8 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in personnel expenses as we expanded our commercial organization. Sales, general, and administrative expense included share-based compensation expense of $11.6 million and $9.3 million during the three months ended March 31, 2024 and 2023, respectively.
Change in Fair Value of Contingent Consideration
The change in fair value of contingent consideration during the three months ended March 31, 2024, represents the remeasurement impact of the Apton contingent consideration due upon the achievement of the milestone, while the change in fair value of contingent consideration during the three months ended March 31, 2023, represents the remeasurement impact of the Omniome contingent consideration, which was achieved in the third quarter of 2023. The decrease in the change in fair value of contingent consideration was primarily due to the change in the milestone in the first quarter of 2024 as compared to the first quarter of 2023.

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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses of $5.5 million during the three months ended March 31, 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Interest Expense
Interest expense for the three months ended March 31, 2024, was $3.6 million compared to $3.6 million for the three months ended March 31, 2023 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the three months ended March 31, 2024, was $6.8 million compared to $6.9 million for the three months ended March 31, 2023.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and investments of $561.9 million compared to $631.4 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Our primary sources of liquidity, other than our holdings of cash, cash equivalents, and investments, have primarily been through the issuance of debt or equity securities, together with cash flow from operating activities. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis, and as a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
We approved and began implementing certain efficiency and expense reduction initiatives in the second quarter of 2024. These expense reduction initiatives include workforce reductions, facilities downsizing and a refined pipeline of development activities. The cost-savings initiatives are expected to reduce certain annualized run-rate operating expenses by the end of 2024.
Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to efficiently manage our operations; the effectiveness of our expense reduction measures; our ability to obtain new collaboration and customer arrangements and maintain existing collaborations and arrangements; the progress of our research and development programs; initiation or expansion of research programs and collaborations; the purchase of patent licenses; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; achievement of milestones in connection with acquisitions; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

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
Summary of Cash Flows

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(75,682)	$(94,691)
Cash used in investing activities	(34,136)	(72,553)
Cash provided by financing activities	6,553	195,989
Net (decrease) increase in cash, cash equivalents and restricted cash	$(103,265)	$28,745
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the three months ended March 31, 2024 of $75.7 million was due primarily to a $78.2 million net loss that included non-cash items such as share-based compensation of $19.5 million, amortization of intangible assets of $6.9 million, depreciation expense of $3.2 million, and amortization of right-of-use assets of $1.9 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $4.0 million, and $25.3 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory, as well as decreases in accrued expenses, other liabilities, and operating lease liabilities. These uses of cash were partially offset by decreases in accounts receivable and prepaid expenses and other assets and increases in accounts payable and deferred revenue.
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
Cash used in investing activities for the three months ended March 31, 2024, was primarily due to $191.9 million in purchases of investments and $3.9 million in purchases of property and equipment partially offset by $161.7 million of maturities of investments.
Cash used in investing activities for the three months ended March 31, 2023, was due to $233.3 million in purchases of investments and $3.7 million in purchases of property and equipment offset by $164.5 million of maturities and sales of investments.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2024 resulted primarily from $6.9 million from the issuance of common stock through our equity compensation plans.

Cash provided by financing activities during the three months ended March 31, 2023 primarily resulted from $189.2 million in net proceeds related to the issuance of common stock from the underwritten public equity offering and $7.2 million from the issuance of common stock through our equity compensation plans.
Contractual Obligations
We presented our contractual obligations at December 31, 2023 in our Annual Report on Form 10-K for the year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2024.
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
There have been no changes to our significant accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements.
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2024.

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
During the three months ended March 31, 2024, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of March 31, 2024 was $562 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprising of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2024 would have affected the fair value of our investment portfolio by approximately $3.1 million.
There have been no other material changes in market risk from the information provided in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
U.S. District Court Proceedings
On September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810) (the “PGI District Court matter”). The matter from this complaint is based on PGI’s U.S. Patent No. 7,767,441 (the “‘441 Patent”). The complaint alleges that our Sequel™ Systems and Sequel II Systems infringe the ‘441 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’441 Patent. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘441 Patent.
On June 22, 2020, we filed a petition requesting institution of an inter-partes review ("IPR") to the Patent Trial and Appeals Board (the “Board”) at the United States Patent Office (IPR2020-01163) requesting the Board to find a set of claims in the ‘441 Patent invalid. On June 27, 2020, we filed a second petition (IPR2020-01200) requesting institution of an IPR requesting the Board to find another set of claims in the ‘441 Patent invalid. The two petitions (the “PacBio IPR Petitions”) together asserted that all of the claims relevant to the PGI complaint are invalid. On January 19, 2021, the Board ordered that both PacBio IPR Petitions be instituted on all grounds presented. On January 18, 2022, the Board issued decisions on the two IPRs. In one IPR, all challenged claims were found unpatentable, including PGI’s core device claims. In the second IPR, the Board did not find the disputed claims unpatentable. PGI and PacBio each appealed to the U.S. Court of Appeals for the Federal Circuit, which affirmed both IPR decisions on January 9, 2024.
On August 25, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties pending a final written decision on the IPRs. Following the final written decisions on the IPRs described above, on February 2, 2022, the judge ordered that the PGI District Court matter be reopened. However, in a subsequent order dated September 15, 2022, the judge stayed the PGI District Court matter pending a final decision by the U.S. Court of Appeals for the Federal Circuit regarding the appeal described above. On February 26, 2024, we moved to transfer the case from the District of Delaware to the Northern District of California. On March 18, 2024, the parties filed a joint status report in which PGI requested the Court set a revised scheduling order and we requested grant of our motion to transfer and proposed an alternate scheduling order. We plan to vigorously defend against the remaining claims.
On December 14, 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the "Take2 District Court matter"). The complaint alleges that our Sequel™ II systems, Sequel IIe Systems, and Revio™ Systems that operate version 11.0 or later of the SMRT™ Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023. The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The Chinese University of Hong Kong filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. We intend to vigorously defend in this matter.

Proceedings in China
On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision, and the hearing was held on August 9, 2023. The Beijing IP Court issued a ruling maintaining the CNIPA’s invalidation decision on November 19, 2023. PGI appealed to the Supreme People’s Court on December 25, 2023. We filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action based on the CNIPA invalidation decision, and PGI filed a petition to withdraw its complaint. The Wuhan Intermediate People’s court granted PGI’s petition and dismissed the infringement action in May 2022.
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
•our ability to implement our expense reduction measures;
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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our new long-read sequencing system in the first quarter of 2023, and commenced commercial shipments of Onso, our new SBB short-read platform, in the third quarter of 2023. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our prior generation products to our Revio product, or transitioning users of other third party sequencing platforms to our portfolio of products, and could incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
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
We evaluate goodwill for impairment annually during the second quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments or courts. The occurrence of any of these events, may require us to record future goodwill impairment charges.

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we announced expense reduction plans during the second quarter of 2024, we do not expect to be profitable in 2024, and there can be no assurance that these expense reduction measures will be successful in helping us achieve profitability.
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
Our expense reduction measures could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives, whether in the time frame anticipated or at all.
During the second quarter of 2024, we announced plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our expense reduction measures comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities. The implementation of these expense reduction measures, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction measures and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt, in the future. As of March 31, 2024, we had outstanding approximately $459.0 million aggregate principal amount of 1.50% convertible senior notes due 2028 (the “2028 Notes”) and $441.0 million aggregate principal amount of our 1.375% convertible senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”). We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which will further contribute to dilution for existing holders.
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
If we are unable to generate sufficient cash flows or to raise adequate funds to finance our forecasted expenditures, we may have to make significant changes to our operations, including delaying or reducing the scope of, or eliminating some or all of, our development programs. We also may have to reduce sales, marketing, engineering, customer support or other resources devoted to our existing or new products, or we may need to cease operations. Any of these actions could materially impede our ability to achieve our business objectives and could materially harm our operating results, and there can be no assurance that any of these actions would be successful. If our cash, cash equivalents and investments are insufficient to fund our projected operating requirements and we are unable to raise capital, it could have a material adverse effect on our business, financial condition and results of operations and prospects.
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
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio and Onso Systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe Systems, Revio, Onso, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, and Revio Systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe Systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. For example, the COVID–19 pandemic has impacted and, any resurgence of COVID-19, or the outbreak of other similar health epidemics could result in more pronounced impacts to our manufacturing and our ability to supply products. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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
Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. Our employees can leave our company with little to no prior notice and would be free to work for a competitor. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. We also compete for qualified sales personnel to support the commercialization of our existing and new products. Workforce reductions, such as the workforce reduction we began implementing during the second quarter of 2024, and other expense reduction efforts may be negatively received by potential or current employees, and accordingly result in attrition or difficulty in recruiting desirable candidates. Additionally, we may face challenges in retaining and recruiting key personnel due to sustained declines in our stock price that could reduce the retentive value of stock options, restricted stock units and other equity awards we issue as compensation. We may not be able to provide adequate cash or other incentives to adequately counterbalance any negative perceptions about the value of our equity awards. Moreover, the value of any equity awards that we do grant to our personnel may be significantly affected by movements in our stock price that are beyond our control. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition.
Further, changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business.
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
Our facilities in California are located near earthquake fault zones and are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired. In addition, the nature of our activities could cause significant delays in our research programs and commercial activities and make it difficult for us to recover from a disaster. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.Risks Related to Our Intellectual Property
Failure to secure patent or other intellectual property protection for our products and improvements to our products may reduce our ability to maintain any technological or competitive advantage over our current and potential competitors.
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
If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations; these fluctuations have been, and may continue to be, exacerbated by and current macroeconomic trends and geopolitical events. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
As of March 31, 2024, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes and 2028 Notes are collectively referred to as the Notes.
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
Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting. If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us. In addition, ESG reporting and disclosure may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices as well as additional attention from our board of directors and management. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, or comply with applicable regulatory requirements, our reputation, business, financial performance, and growth may be adversely impacted.
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

Pacific Biosciences of California, Inc.

Date: May 9, 2024	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)