Form 10-Q
period 2024-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2024-08-09
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 31, 2024: 272,528,950.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$99,526	$179,911
Investments	410,276	451,505
Accounts receivable, net	32,433	36,615
Inventory, net	68,594	56,676
Prepaid expenses and other current assets	16,968	17,040
Short-term restricted cash	342	300
Total current assets	628,139	742,047
Property and equipment, net	34,910	36,432
Operating lease right-of-use assets, net	22,391	32,593
Long-term restricted cash	1,922	2,422
Intangible assets, net	443,278	456,984
Goodwill	369,061	462,261
Other long-term assets	9,790	13,274
Total assets	$1,509,491	$1,746,013
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,488	$15,062
Accrued expenses	22,456	45,708
Deferred revenue, current	19,212	16,342
Operating lease liabilities, current	12,487	9,591
Other liabilities, current	6,747	8,326
Total current liabilities	78,390	95,029
Deferred revenue, non-current	5,706	5,530
Contingent consideration liability, non-current	19,480	19,550
Operating lease liabilities, non-current	19,620	31,606
Convertible senior notes, net, non-current	892,844	892,243
Other liabilities, non-current	751	751
Total liabilities	1,016,791	1,044,709

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 272,491 and 267,744 shares at June 30, 2024 and December 31, 2023, respectively	272	268
Additional paid-in capital	2,583,523	2,539,892
Accumulated other comprehensive (loss) income	(523)	219
Accumulated deficit	(2,090,572)	(1,839,075)
Total stockholders’ equity	492,700	701,304
Total liabilities and stockholders’ equity	$1,509,491	$1,746,013
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Product revenue	$31,746	$43,655	$66,755	$78,309
Service and other revenue	4,267	3,918	8,068	8,164
Total revenue	36,013	47,573	74,823	86,473
Cost of Revenue:
Cost of product revenue	23,083	28,432	45,530	53,596
Cost of service and other revenue	3,366	3,412	7,104	7,204
Amortization of acquired intangible assets	2,628	183	3,971	366
Loss on purchase commitment	998	—	998	—
Total cost of revenue	30,075	32,027	57,603	61,166
Gross profit	5,938	15,546	17,220	25,307
Operating Expense:
Research and development	38,485	46,173	81,940	95,112
Sales, general and administrative	45,877	40,573	89,630	80,391
Goodwill impairment	93,200	—	93,200	—
Amortization of acquired intangible assets	4,222	—	9,728	—
Change in fair value of contingent consideration	—	1,975	(70)	14,231
Total operating expense	181,784	88,721	274,428	189,734
Operating loss	(175,846)	(73,175)	(257,208)	(164,427)
Loss on extinguishment of debt	—	(2,033)	—	(2,033)
Interest expense	(3,542)	(3,554)	(7,117)	(7,184)
Other income, net	6,069	8,929	12,828	15,796
Loss before benefit from income taxes	(173,319)	(69,833)	(251,497)	(157,848)
Benefit from income taxes	—	—	—	—
Net loss	(173,319)	(69,833)	(251,497)	(157,848)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments	(217)	(762)	(742)	2,079
Comprehensive loss	$(173,536)	$(70,595)	$(252,239)	$(155,769)
Net loss per share:
Basic	$(0.64)	$(0.28)	$(0.93)	$(0.64)
Diluted	$(0.64)	$(0.28)	$(0.93)	$(0.64)
Weighted average shares outstanding used in calculating net loss per share:
Basic	272,385	250,070	270,982	246,074
Diluted	272,385	250,070	270,982	246,074
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at March 31, 2024	272,280	$272	$2,566,304	$(306)	$(1,917,253)	$649,017
Net loss	—	—	—	—	(173,319)	(173,319)
Other comprehensive loss	—	—	—	(217)	—	(217)
Issuance of common stock in conjunction with equity plans	211	—	—	—	—	—
Share-based compensation expense	—	—	17,219	—	—	17,219
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(251,497)	(251,497)
Other comprehensive loss	—	—	—	(742)	—	(742)
Issuance of common stock in conjunction with equity plans	4,747	4	6,887	—	—	6,891
Share-based compensation expense	—	—	36,744	—	—	36,744
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at March 31, 2023	249,803	$250	$2,314,146	$(1,924)	$(1,620,355)	$692,117
Net loss	—	—	—	—	(69,833)	(69,833)
Other comprehensive loss	—	—	—	(762)	—	(762)
Issuance of common stock in conjunction with equity plans	670	—	2,586	—	—	2,586
Share-based compensation expense	—	—	17,891	—	—	17,891
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(157,848)	(157,848)
Other comprehensive income	—	—	—	2,079	—	2,079
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	3,843	3	9,818	—	—	9,821
Share-based compensation expense	—	—	35,843	—	—	35,843
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(251,497)	$(157,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,739	5,584
Amortization of acquired intangible assets	13,706	466
Amortization of right-of-use assets	5,858	3,330
Share-based compensation expense	36,744	35,843
Goodwill impairment	93,200	—
Accretion of discount and amortization of premium on marketable securities, net	(7,572)	(6,113)
Change in the estimated fair value of contingent consideration	(70)	14,231
Loss on extinguishment of debt	—	2,033
Inventory provision	3,922	4,295
Other	702	369
Changes in assets and liabilities
Accounts receivable, net	4,182	(5,248)
Inventory, net	(16,767)	(19,703)
Prepaid expenses and other assets	3,559	(6,085)
Accounts payable	3,390	4,262
Accrued expenses	(23,250)	(5,956)
Deferred revenue	3,046	(2,317)
Operating lease liabilities	(4,748)	(4,114)
Other liabilities	(1,089)	539
Net cash used in operating activities	(129,945)	(136,432)
Cash flows from investing activities
Purchase of property and equipment	(5,358)	(5,989)
Purchases of investments	(303,564)	(476,879)
Sales of investments	—	595
Maturities of investments	351,623	311,129
Net cash provided by (used in) investing activities	42,701	(171,144)
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	189,200
Proceeds from issuance of common stock from equity plans	6,891	9,821
Payment of debt issuance costs	—	(6,836)
Notes payable principal payoff	(490)	(911)
Net cash provided by financing activities	6,401	191,274
Net decrease in cash, cash equivalents, and restricted cash	(80,843)	(116,302)
Cash, cash equivalents, and restricted cash at beginning of period	182,633	328,311
Cash, cash equivalents, and restricted cash at end of period	$101,790	$212,009
Cash and cash equivalents at end of period	99,526	209,287
Restricted cash at end of period	2,264	2,722
Cash, cash equivalents, and restricted cash at end of period	$101,790	$212,009
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2024. Actual results could differ materially from these estimates.
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
Concentration and Other Risks
For the three months ended June 30, 2024, no customer exceeded 10% of total revenue during the period. For the three months ended June 30, 2023, one customer accounted for approximately 10% of total revenue during the period. For the six months ended June 30, 2024 and June 30, 2023, no customer exceeded 10% of total revenue during the respective periods.
As of June 30, 2024, 49% of our accounts receivable were from domestic customers, compared to 49% as of December 31, 2023. As of June 30, 2024, one customer represented approximately 11% of our net accounts receivable, while one customer represented approximately 10% of our net accounts receivable as of December 31, 2023.
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
In connection with the Apton acquisition, all outstanding equity securities of Apton were cancelled in exchange for shares of our common stock with a fair value of $76.6 million, cash of $0.2 million, and contingent consideration with an estimated fair value of $18.5 million. Excluded from consideration transferred was $1.3 million attributable to accelerated share-based compensation expense. The fair value of the 6,121,571 common shares issued was determined based on the closing market price of our common stock on the acquisition date.

In connection with the Apton acquisition, contingent consideration of $25.0 million, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock, is due upon the achievement of a milestone, defined as the achievement of $50.0 million in revenue associated with Apton's technology, provided that the milestone event occurs prior to the five-year anniversary of the closing date of the acquisition. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known and will be calculated based on the daily volume-weighted average price of our common stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Upon achievement of the milestone, we may pay cash in lieu of our common stock to ensure that the issuance of our common stock does not exceed 19.9% of our outstanding shares of common stock then outstanding.
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
The acquisition was accounted for as a business combination and, accordingly, the total fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. As of December 31, 2023, the major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows (in thousands):

Cash and cash equivalents	$97
In-process research and development	55,000
Goodwill	52,287
Other assets, current	153
Deferred income tax liability	(11,338)
Liabilities assumed	(2,191)
Total consideration transferred	$94,008
We have finalized the purchase price allocation for the Apton acquisition. There were no material adjustments from those amounts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill. We recognized goodwill of $52.3 million, which is primarily attributable to the synergies expected to occur from the integration of Apton and is not deductible for income tax purposes. We allocated $55.0 million of the purchase price to acquired in-process research and development ("IPR&D"). The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as assumed revenue growth, discount rate and obsolescence factors.
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

	June 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$63,173	$36,353	$—	$99,526	$70,172	$109,739	$—	$179,911
Investments:
Commercial paper	—	—	—	—	—	9,947	—	9,947
Corporate debt securities	—	84,239	—	84,239	—	88,579	—	88,579
U.S. government & agency securities	—	326,037	—	326,037	—	352,979	—	352,979
Total investments	—	410,276	—	410,276	—	451,505	—	451,505

Short-term restricted cash	342	—	—	342	300	—	—	300
Long-term restricted cash	1,922	—	—	1,922	2,422	—	—	2,422
Total assets measured at fair value	$65,437	$446,629	$—	$512,066	$72,894	$561,244	$—	$634,138

Liabilities
Contingent consideration	$—	$—	$19,480	$19,480	$—	$—	$19,550	$19,550
Total liabilities measured at fair value	$—	$—	$19,480	$19,480	$—	$—	$19,550	$19,550

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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. As of June 30, 2024, the key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. A decrease in the projected revenues would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- credit rating, which ranges from 7.5% to 8.1%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.
Changes in the estimated fair value of the contingent consideration liability for the six months ended June 30, 2024 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2023	$19,550
Change in estimated fair value	(70)
Ending balance as of June 30, 2024	$19,480
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
For the six months ended June 30, 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of June 30, 2024
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$99,531	$—	$(5)	$99,526
Investments:
Corporate debt securities	84,326	59	(146)	84,239
U.S. government & agency securities	326,468	15	(446)	326,037
Total investments	410,794	74	(592)	410,276
Total cash, cash equivalents and investments	$510,325	$74	$(597)	$509,802

Short-term restricted cash	$342	$—	$—	$342
Long-term restricted cash	$1,922	$—	$—	$1,922

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$179,958	$13	$(60)	$179,911
Investments:
Commercial paper	9,947	—	—	9,947
Corporate debt securities	88,263	373	(57)	88,579
U.S. government & agency securities	353,029	478	(528)	352,979
Total investments	451,239	851	(585)	451,505
Total cash, cash equivalents and investments	$631,197	$864	$(645)	$631,416

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2024:

(in thousands)	Fair Value
Due in one year or less	$347,533
Due after one year through five years	99,096
Total	$446,629
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss was $6.5 million and $13.8 million for the three and six months ended June 30, 2024, respectively, and $9.0 million and $15.8 million for the three and six months ended June 30, 2023, respectively.

NOTE 4. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components:

(in thousands)	June 30, 2024	December 31, 2023
Purchased materials	$29,918	$20,168
Work in process	21,695	23,436
Finished goods	16,981	13,072
Inventory, net	$68,594	$56,676
Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2024, as of the beginning of April 2024, noting no impairment. Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024 as well as other factors, we concluded that there was an indicator that it was more likely than not that the fair value of the reporting unit was less than its carrying amount that required an interim impairment test be performed on goodwill. As a result of the interim impairment test, we concluded that the carrying amount of the entity-level reporting unit exceeded fair value and recorded a $93.2 million goodwill impairment charge for the three months ended June 30, 2024 in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The decline in the fair value of the reporting unit below its carrying value resulted primarily from the decline in our stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan due to continued impact of longer than expected median sales cycles resulting from various factors. We performed our impairment test using a combination of an income and a market approach to determine the fair value of goodwill. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach include revenue growth expectations and a selected discount rate of 12.0%. The discount rate is based on the weighted average cost of capital, determined using market, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used are inherently subject to uncertainty and small changes in these assumptions could have a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in additional goodwill impairment of approximately $85 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
As a result of the impairment, the carrying value of goodwill now approximates fair value. Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the estimated fair value of goodwill and may result in additional impairment charges in the future.
Changes to goodwill during six months ended June 30, 2024 were as follows:

(in thousands)
Balance as of December 31, 2023	$462,261
Impairment	(93,200)
Balance as of June 30, 2024	$369,061
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
In addition to IPR&D, finite-lived intangible assets included the following:

		As of June 30, 2024			As of December 31, 2023
(in thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(22,901)	$388,278	$411,179	$(9,195)	$401,984
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$411,539	$(23,261)	$388,278	$411,539	$(9,555)	$401,984
The estimated future amortization expense of intangible assets with definite lives is as follows:

(in thousands)
Remainder of 2024	$13,706
2025	27,412
2026	27,412
2027	27,412
2028	27,412
2029 and thereafter	264,924
Total	$388,278
Amortization of acquired intangible assets is included within our cost of revenue if the costs and expenses related to the intangible assets are attributable to revenue generating activities. Amortization expense for intangible assets that are not directly related to sales generating activities are amortized to operating expenses. For developed technology intangible assets that are utilized in both revenue generating activities and in research and development activities, we allocate the amortization expense between cost of revenue and operating expenses. The finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives.
We review finite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets.
Deferred Revenue
As of June 30, 2024, we had a total of $24.9 million of deferred revenue, $19.2 million of which was recorded as deferred revenue, current, and primarily relates to deferred service contract revenues and future performance obligations under the Amended and Restated Agreement with Invitae Corporation ("Invitae"). Refer to Note 3 – Invitae Collaboration, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for more information. The deferred revenue, non-current balance of $5.7 million primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the three and six months ended June 30, 2024 includes $2.3 million and $5.5 million, respectively, that was included in deferred revenue as of December 31, 2023.
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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$4,120	$1,624	$4,681	$1,651
Additions charged to cost of product revenue	1,773	2,247	3,373	2,851
Repairs and replacements	(2,431)	(1,009)	(4,592)	(1,640)
Balance at end of period	$3,462	$2,862	$3,462	$2,862
Term loans
In connection with the acquisition of Omniome, we acquired $1.3 million in short-term debt and $3.0 million in long-term debt relating to a term loan facility that Omniome obtained in April 2020. As of June 30, 2024, no amounts were outstanding on the term loans. Interest expense was not material for the three and six months ended June 30, 2024, and was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2024	December 31, 2023
Principal amount	$441,000	$441,000
Unamortized debt premium	489	524
Unamortized debt issuance costs	(6,434)	(6,907)
Net carrying amount	$435,055	$434,617
Interest expense for the 2030 Notes was not material for the three and six months ended June 30, 2023. Interest expense for the 2030 Notes for the three and six months ended June 30, 2024 was as follows:

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Contractual interest expense	$1,516	$3,049
Amortization of debt issuance costs	236	475
Total interest expense	$1,752	$3,524
As of June 30, 2024, the estimated fair value (Level 2) of the 2030 Notes was $326.4 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
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
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2024	December 31, 2023
Principal amount	$459,000	$459,000
Unamortized debt issuance costs	(1,211)	(1,374)
Net carrying amount	$457,789	$457,626
Interest expense for the 2028 Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$1,721	$3,319	$3,442	$6,694
Amortization of debt issuance costs	81	155	162	311
Total interest expense	$1,802	$3,474	$3,604	$7,005

As of June 30, 2024, the estimated fair value (Level 2) of the 2028 Notes was $384.8 million. The fair value of the 2028 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
NOTE 6. RESTRUCTURING
During the three months ended June 30, 2024, we initiated expense reduction initiatives that include workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(in thousands)	Three Months Ended June 30, 2024	Cumulative charges recorded since inception
Employee separation costs	$10,051	$10,051
Other costs	7,977	7,977
Total restructuring charges(1)	$18,028	$18,028
(1) $7.5 million was recorded in sales, general and administrative expense; $5.9 million in research and development expense; and $4.6 million in cost of revenue.
Charges included in employee separation costs include approximately $5.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $4.5 million of severance costs.
Charges included in other costs are primarily related to accelerated amortization and depreciation of $3.0 million for the right-of-use asset, leasehold improvements, and furniture and fixtures relating to the planned abandonment of the San Diego office, as well as charges for excess inventory of $3.8 million primarily relating to a decrease in internal demand resulting from the expense reduction initiatives which were recognized in cost of product revenues. The accelerated amortization and depreciation, which was recognized in sales, general and administrative expense, was determined as a result of the Company's change in estimate pertaining to its remaining useful life of the San Diego office utilizing the estimated date on which it plans to abandon the San Diego office. The lease liability pertaining to the San Diego office was also remeasured during the three months ended June 30, 2024 resulting in a reduction in the operating lease liability balance of $4.4 million, which was offset against the right-of-use asset on the Condensed Consolidated Balance Sheets. As of June 30, 2024, we had approximately $5.1 million assets related to our San Diego office, consisting primarily of unamortized right-of-use assets and leasehold improvements, the balance of which will be recognized over the remaining estimated useful life.
A summary of the liabilities related to the restructuring is as follows:

(in thousands)	Employee Separation Costs	Other Costs	Total
Expense recorded in Q2 2024	$10,051	$1,143	$11,194
Cash paid during Q2 2024	(6,088)	(709)	(6,797)
Amount recorded in current liabilities as of June 30, 2024	$3,963	$434	$4,397

Estimated total restructuring costs to still be incurred	$—	$8,332	$8,332
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of June 30, 2024 is $6.3 million, and is included in operating lease liabilities, current on the Condensed Consolidated Balance Sheets.
Most employee separation costs are expected to be incurred and paid by the end of 2024. We also plan to exit our San Diego office by September 2024.

NOTE 7. COMMITMENTS AND CONTINGENCIES
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2024 and December 31, 2023.
NOTE 8. STOCKHOLDERS’ EQUITY
Equity Plans
As of June 30, 2024, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
On June 18, 2024, stockholders approved an amendment to the 2020 Plan, and we reserved an additional 20 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of June 30, 2024, we had 24.9 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for more information on the Company's equity plans.

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2023	13,011	$10.63
Granted	393	2.06
Exercised	(515)	3.15
Canceled	(582)	11.36
Expired	(150)	6.18
Outstanding at June 30, 2024	12,157	$10.69
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

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2023	11,308	541	$12.06	$9.43
Granted	12,501	—	5.07	—
Vested	(3,038)	—	12.98	—
Forfeited	(4,118)	(39)	8.39	9.43
Outstanding at June 30, 2024	16,653	502	$7.55	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,194,436 and 1,052,908 during the six months ended June 30, 2024 and 2023, respectively. In the first quarter of 2024, an additional 4.0 million shares were reserved under the ESPP. As of June 30, 2024, 15.0 million shares of our common stock remain available for issuance under our ESPP.
Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$1,131	$1,177	$3,237	$3,126
Research and development	4,591	5,423	10,379	12,128
Sales, general and administrative	11,497	11,291	23,128	20,589
Total share-based compensation expense	$17,219	$17,891	$36,744	$35,843

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
The fair value of employee stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term in years	4.9	4.9
Expected volatility	81% - 89%	78%
Risk-free interest rate	4.20% - 4.32%	3.73%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.43	$7.76
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	81%	97%
Risk-free interest rate	4.54% — 5.27%	4.89% — 5.20%
Dividend yield	—	—
Weighted average grant date fair value per share	$2.78	$5.00
NOTE 9. NET LOSS PER SHARE
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

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(173,319)	$(69,833)	$(251,497)	$(157,848)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	272,385	250,070	270,982	246,074
Basic net loss per share	$(0.64)	$(0.28)	$(0.93)	$(0.64)

Diluted
Weighted average shares used in computing diluted net loss per share	272,385	250,070	270,982	246,074
Diluted net loss per share	$(0.64)	$(0.28)	$(0.93)	$(0.64)
The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Shares issuable upon conversion of convertible senior notes	31,063	31,063	31,063	31,063
Equity Awards	33,370	29,773	33,370	29,773
See Note 2. Business Acquisitions for detailed information on contingently issuable shares due upon achievement of a milestone. See Note 8. Stockholders’ Equity for detailed information on equity awards.
NOTE 10. REVENUE
A summary of our revenue by geographic location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Americas	$20,757	$23,960	$38,435	$43,031
Europe, Middle East and Africa	7,022	10,730	15,378	18,600
Asia-Pacific	8,234	12,883	21,010	24,842
Total	$36,013	$47,573	$74,823	$86,473
A summary of our revenue by category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Instrument revenue	$14,678	$29,923	$33,703	$50,623
Consumable revenue	17,068	13,732	33,052	27,686
Product revenue	31,746	43,655	66,755	78,309
Service and other revenue	4,267	3,918	8,068	8,164
Total revenue	$36,013	$47,573	$74,823	$86,473

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
•Improve our gross margin and drive manufacturing efficiencies;
•Reduce annualized run-rate operating expenses.
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
During the second quarter of 2024, we announced plans to reduce annualized run-rate operating expenses by the end of 2024, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our planned and ongoing expense reduction initiatives comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities, with the majority of the expense reduction activities already initiated during the three months ended June 30, 2024. For the three months ended June 30, 2024, we incurred approximately $18.0 million of restructuring charges primarily related to employee separation costs, accelerated amortization and depreciation for right-of-use assets, leasehold improvements, and furniture and fixtures relating to the planned abandonment of the San Diego office, as well as charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives. We also anticipate incurring approximately $8.3 million in additional costs over the remainder of 2024. See Note 6. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Financial Overview
Key highlights of the six months ended June 30, 2024 consolidated financial results include the following:
•Revenue decreased to $74.8 million for the six months ended June 30, 2024, as compared to $86.5 million for the six months ended June 30, 2023. Revenue was comprised of $33.7 million in instrument revenue, $33.0 million in consumables revenue and $8.1 million in service and other revenue for the six months ended June 30, 2024. Revenue was comprised of $50.6 million in instrument revenue, $27.7 million in consumables revenue and $8.2 million in service and other revenue for the six months ended June 30, 2023. The decrease was primarily due to lower Revio unit sales, which was partially offset by higher consumable sales.
•Gross profit as a percentage of revenue (gross margin) was 23% for the six months ended June 30, 2024, compared to 29% for the six months ended June 30, 2023. Gross margin decreased for the six months ended June 30, 2024 primarily due to the decrease in revenue described above, $4.6 million of restructuring charges, and an increase of $3.6 million in amortization of acquired intangible assets, partially offset by adjustments in the first quarter of 2023 of approximately $3.5 million relating to excess consumables inventory.
•Loss from operations increased $92.8 million to $257.2 million for the six months ended June 30, 2024, as compared to $164.4 million for the six months ended June 30, 2023, primarily driven by an increase in operating expenses and the decrease in revenue described above, partially offset by a decrease in cost of revenue. Operating expenses increased $84.7 million primarily driven by a $93.2 million goodwill impairment charge, $13.4 million of restructuring charges, and a $9.7 million increase in amortization of acquired intangible assets, partially offset by a $14.3 million decrease in the change in the fair value of the contingent consideration and a decrease in research and development expenses. We anticipate research and development expense and sales, general and administrative expense to continue to decrease for the remainder of 2024 as compared to the prior year driven by our expense reduction initiatives.
•Cash, cash equivalents, and short-term investments were $509.8 million at June 30, 2024, which represents a 19% decrease compared to the balance at December 31, 2023.

The median sales cycle for Revio instrument purchases continues to be longer than expected during 2024. We believe this has been caused by, among other reasons, the uncertainty surrounding the funding for new capital equipment, particularly in the U.S. and China; procurement delays, particularly in the Asia-Pacific and Europe regions; small-to-mid-size existing customers yet to increase their sample volumes to drive an upgrade to Revio; new customers, which have shown they have longer sales cycles compared to existing PacBio customers; and sample volumes materializing slower than expected for some potential Revio customers.
We believe our consumables revenue was also impacted primarily by, among other reasons, slower-than-expected ramp-up in sequencing by our small- to mid-sized customers, many of whom are new to PacBio; sample delays impacting sequencing volume at certain large customers; and some service providers in China operating at lower utilization as a result of the difficult funding environment.
Macroeconomic dynamics impacting the Company in the future may include rising inflation, geopolitical tensions, volatile capital markets, and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is uncertain and inherently unpredictable.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of indefinite-lived and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material impairment charges. We recorded a $93.2 million goodwill impairment charge for the three months ended June 30, 2024. See additional discussion below in Results of Operations, as well as Note 4. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$31,746	$43,655	$(11,909)	(27%)
Service and other revenue	4,267	3,918	349	9%
Total revenue	36,013	47,573	(11,560)	(24%)
Cost of Revenue:
Cost of product revenue	23,083	28,432	(5,349)	(19)%
Cost of service and other revenue	3,366	3,412	(46)	(1%)
Amortization of acquired intangible assets	2,628	183	2,445	1336%
Loss on purchase commitment	998	—	998	—
Total cost of revenue	30,075	32,027	(1,952)	(6%)
Gross profit	5,938	15,546	(9,608)	(62%)
Operating Expense:
Research and development	38,485	46,173	(7,688)	(17)%
Sales, general and administrative	45,877	40,573	5,304	13%
Goodwill impairment	93,200	—	93,200	—
Amortization of acquired intangible assets	4,222	—	4,222	—
Change in fair value of contingent consideration	—	1,975	(1,975)	(100)%
Total operating expense	181,784	88,721	93,063	105%
Operating loss	(175,846)	(73,175)	(102,671)	140%
Loss on extinguishment of debt	—	(2,033)	2,033	(100)%
Interest expense	(3,542)	(3,554)	12	—%
Other income, net	6,069	8,929	(2,860)	(32%)
Net loss	$(173,319)	$(69,833)	$(103,486)	148%
Revenue
Revenue decreased $11.6 million, or 24% to $36.0 million for the three months ended June 30, 2024, as compared to $47.6 million for the three months ended June 30, 2023.
Instrument revenue decreased $15.2 million, or 51%, to $14.7 million for the three months ended June 30, 2024, as compared to $29.9 million for the three months ended June 30, 2023, primarily due to the sale of 24 Revio systems during the three months ended June 30, 2024 compared to 45 Revio systems during the three months ended June 30, 2023.
Consumables revenue increased $3.3 million, or 24%, to $17.0 million for the three months ended June 30, 2024, as compared to $13.7 million for the three months ended June 30, 2023. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue increased $0.3 million, or 9%, to $4.3 million for the three months ended June 30, 2024, as compared to $3.9 million for the three months ended June 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue decreased $5.3 million, or 19%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 primarily driven by the decrease in revenue described above, partially offset by restructuring charges of $4.6 million, including charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives during the three months ended June 30, 2024. Cost of revenue included amortization attributable to acquired intangible assets of $2.6 million that are related to sales generating activities. Cost of revenue included share-based compensation expense of $1.1 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively.
Gross profit decreased $9.6 million, or 62%, to $5.9 million for the three months ended June 30, 2024, compared to $15.5 million for the three months ended June 30, 2023. Gross margin was 16% for the three months ended June 30, 2024, compared to gross margin of 33% for the three months ended June 30, 2023. The decrease was primarily due to the decrease in revenue described above, restructuring charges, and an increase of $2.4 million in amortization of acquired intangible assets. We anticipate higher gross margins from ongoing cost reductions on the Revio instrument and consumable yield improvements, but fluctuations may occur based on implementation timing and consumable volume changes. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, and average selling price fluctuations.
Research and Development Expense
Research and development expense decreased by $7.7 million, or 17%, to $38.5 million for the three months ended June 30, 2024, compared to $46.2 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease in personnel expenses due to restructuring activities and the transition of recently launched products from development to commercialization. We incurred restructuring charges of $5.9 million, primarily related to employee separation benefits during the three months ended June 30, 2024. Research and development expense included share-based compensation expense of $4.6 million and $5.4 million during the three months ended June 30, 2024 and 2023, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $5.3 million, or 13%, to $45.9 million for the three months ended June 30, 2024, compared to $40.6 million for the three months ended June 30, 2023. The increase was primarily driven by restructuring charges partially offset by lower personnel expense. We incurred restructuring charges of $7.5 million, primarily related to employee separation benefits and lease-related costs during the three months ended June 30, 2024. Sales, general, and administrative expense included share-based compensation expense of $11.5 million and $11.3 million during the three months ended June 30, 2024 and 2023, respectively. We expect to incur an additional $8.3 million of remaining estimated restructuring costs during the remainder of 2024.
Goodwill Impairment
Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024, as well as other factors, we concluded that there was an indication that the fair value of the reporting unit might be less than it’s carrying amount and performed an interim impairment test on goodwill. The interim impairment test showed the reporting unit's carrying amount exceeded fair value. As a result, we recorded a $93.2 million goodwill impairment charge for the three months ended June 30, 2024, mainly due to the decline in the stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan due to continued impact of longer than expected median sales cycles resulting from various factors.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration of $2.0 million during the three months ended June 30, 2023, represents the remeasurement impact of the Omniome contingent consideration liability of approximately $200 million that was due upon the achievement of a milestone.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses of $4.2 million during the three months ended June 30, 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $2.0 million during the three months ended June 30, 2023, represents the loss resulting from the difference in the fair value of the 2030 Notes and the principal, in addition to the write-off of the unamortized debt issuance costs on the portion of the 2028 Notes that were exchanged as part of the debt modification during the three months ended June 30, 2023.
Interest Expense
Interest expense for the three months ended June 30, 2024, was $3.5 million compared to $3.6 million for the three months ended June 30, 2023 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the three months ended June 30, 2024, was $6.1 million compared to $8.9 million for the three months ended June 30, 2023. The decrease was primarily driven by lower investment income due to lower cash and investment balances.

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$66,755	$78,309	$(11,554)	(15)%
Service and other revenue	8,068	8,164	(96)	(1)%
Total revenue	74,823	86,473	(11,650)	(13)%
Cost of Revenue:
Cost of product revenue	45,530	53,596	(8,066)	(15)%
Cost of service and other revenue	7,104	7,204	(100)	(1)%
Amortization of acquired intangible assets	3,971	366	3,605	985%
Loss on purchase commitment	998	—	998	—
Total cost of revenue	57,603	61,166	(3,563)	(6)%
Gross profit	17,220	25,307	(8,087)	(32)%
Operating Expense:
Research and development	81,940	95,112	(13,172)	(14)%
Sales, general and administrative	89,630	80,391	9,239	11%
Goodwill impairment	93,200	—	93,200	—
Amortization of acquired intangible assets	9,728	—	9,728	—
Change in fair value of contingent consideration	(70)	14,231	(14,301)	(100)%
Total operating expense	274,428	189,734	84,694	45%
Operating loss	(257,208)	(164,427)	(92,781)	56%
Loss on extinguishment of debt	—	(2,033)	2,033	(100)%
Interest expense	(7,117)	(7,184)	67	(1)%
Other income, net	12,828	15,796	(2,968)	(19)%
Net loss	$(251,497)	$(157,848)	$(93,649)	59%
Revenue
Revenue decreased $11.7 million, or 13%, to $74.8 million for the six months ended June 30, 2024, as compared to $86.5 million for the six months ended June 30, 2023.
Instrument revenue decreased $16.9 million, or 33%, to $33.7 million for the six months ended June 30, 2024, as compared to $50.6 million for the six months ended June 30, 2023, primarily due to the sale of 52 Revio systems during the six months ended June 30, 2024 compared to 77 Revio systems during the six months ended June 30, 2023.
Consumables revenue increased $5.4 million, or 19%, to $33.0 million for the six months ended June 30, 2024, as compared to $27.7 million for the six months ended June 30, 2023. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue of $8.1 million for the six months ended June 30, 2024 was relatively flat as compared the six months ended June 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue decreased $8.1 million, or 15%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 primarily driven by the decrease in revenue described above, partially offset by restructuring charges of $4.6 million, including charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives during the six months ended June 30, 2024. Cost of product revenue for the six months ended June 30, 2023 included adjustments of approximately $3.5 million primarily relating to excess consumables inventory due to the product transition to Revio we recognized during the first quarter of 2023. Cost of revenue included amortization attributable to acquired intangible assets of $4.0 million that are related to sales generating activities. Cost of revenue included share-based compensation expense of $3.2 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively.
Gross profit decreased $8.1 million, or 32%, to $17.2 million for the six months ended June 30, 2024, compared to $25.3 million for the six months ended June 30, 2023. Gross margin was 23% for the six months ended June 30, 2024, compared to gross margin of 29% for the six months ended June 30, 2023. The decrease was primarily due to the decrease in revenue described above, restructuring charges, and an increase of $3.6 million in amortization of acquired intangible assets. We anticipate higher gross margins from ongoing cost reductions on the Revio instrument and consumable yield improvements, but fluctuations may occur based on implementation timing and consumable volume changes. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, and average selling price fluctuations.
Research and Development Expense
Research and development expense decreased by $13.2 million, or 14%, to $81.9 million for the six months ended June 30, 2024, compared to $95.1 million for the six months ended June 30, 2023. The decrease was primarily driven by a decrease in personnel expenses due to restructuring activities and the transition of recently launched products from development to commercialization. We incurred restructuring charges of $5.9 million, primarily related to employee separation benefits during the six months ended June 30, 2024. Research and development expense included share-based compensation expense of $10.4 million and $12.1 million during the six months ended June 30, 2024 and 2023, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $9.2 million, or 11%, to $89.6 million for the six months ended June 30, 2024, compared to $80.4 million for the six months ended June 30, 2023. The increase was primarily driven by restructuring charges and higher personnel costs. We incurred restructuring charges of $7.5 million, primarily related to employee separation benefits and lease-related costs during the six months ended June 30, 2024. Sales, general, and administrative expense included share-based compensation expense of $23.1 million and $20.6 million during the six months ended June 30, 2024 and 2023, respectively. We expect to incur an additional $8.3 million of remaining estimated restructuring costs during the remainder of 2024.
Goodwill Impairment
Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024, as well as other factors, we concluded that there was an indication that the fair value of the reporting unit might be less than it’s carrying amount and performed an interim impairment test on goodwill. The interim impairment test showed the reporting unit's carrying amount exceeded fair value. As a result, we recorded a $93.2 million goodwill impairment charge for the three months ended June 30, 2024, mainly due to the decline in the stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan due to continued impact of longer than expected median sales cycles resulting from various factors.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses of $9.7 million during the six months ended June 30, 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the six months ended June 30, 2024, represents the remeasurement impact of the Apton contingent consideration due upon the achievement of the milestone.
Change in fair value of contingent consideration of $14.3 million during the six months ended June 30, 2023, represents the remeasurement impact of the Omniome contingent consideration liability of approximately $200 million that was due upon the achievement of a milestone.
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
Interest Expense
Interest expense for the six months ended June 30, 2024, was $7.1 million compared to $7.2 million for the six months ended June 30, 2023 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the six months ended June 30, 2024, was $12.8 million compared to $15.8 million for the six months ended June 30, 2023. The decrease was primarily driven by lower investment income due to lower cash and investment balances.

Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and investments of $509.8 million compared to $631.4 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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
We approved and began implementing certain efficiency and expense reduction initiatives in the second quarter of 2024. These expense reduction initiatives include workforce reductions, facilities downsizing and a refined pipeline of development activities and are expected to reduce annualized run-rate operating expenses by the end of 2024.
Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to efficiently manage our operations; the effectiveness of our expense reduction initiatives; our ability to obtain new collaboration and customer arrangements and maintain existing collaborations and arrangements; the progress of our research and development programs; initiation, expansion, or funding of research programs and collaborations; the purchase of patent licenses; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; achievement of milestones in connection with acquisitions; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.
Contingent Consideration
In connection with the acquisition of Apton, we entered into an arrangement where we are obligated to pay former holders of Apton's outstanding equity interests $25.0 million upon the achievement of $50.0 million in revenue associated with a high throughput sequencer using Apton's technology, provided that the milestone event occurs prior to the five-year anniversary of the closing date of the acquisition, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock. See Note 2. Business Acquisitions in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash used in operating activities	$(129,945)	$(136,432)
Cash provided by (used in) investing activities	42,701	(171,144)
Cash provided by financing activities	6,401	191,274
Net decrease in cash, cash equivalents and restricted cash	$(80,843)	$(116,302)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.

Cash used in operating activities for the six months ended June 30, 2024 of $129.9 million was due primarily to a $251.5 million net loss that included non-cash items such as a goodwill impairment charge of $93.2 million, share-based compensation of $36.7 million, amortization of acquired intangible assets of $13.7 million, depreciation expense of $6.7 million and amortization of right-of-use assets of $5.9 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $7.6 million and $31.7 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory, as well as decreases in accrued expenses and operating lease liabilities. These uses of cash were partially offset by decreases in accounts receivable and prepaid expenses and other assets and increases in accounts payable and deferred revenue.
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
Cash provided by investing activities for the six months ended June 30, 2024, was primarily from $351.6 million of maturities of investments partially offset by $303.6 million in purchases of investments and $5.4 million in purchases of property and equipment.
Cash used in investing activities for the six months ended June 30, 2023, was due to $311.7 million of maturities and sales of investments offset by $476.9 million in purchases of investments, and $6.0 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2024 resulted primarily from $6.9 million of proceeds from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the six months ended June 30, 2023 primarily resulted from $189.2 million in net proceeds related to the issuance of common stock from the underwritten public equity offering and $9.8 million from the issuance of common stock through our equity compensation plans offset by $6.8 million from the payment of debt issuance costs.
Contractual Obligations
We presented our contractual obligations at December 31, 2023 in our Annual Report on Form 10-K for the year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2024.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 7. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2024.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
The 2030 Notes and 2028 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, and accordingly we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the six months ended June 30, 2024, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of June 30, 2024 was $509.8 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2024 would have affected the fair value of our investment portfolio by approximately $2.6 million.

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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
On August 25, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties pending a final written decision on the IPRs. Following the final written decisions on the IPRs described above, on February 2, 2022, the judge ordered that the PGI District Court matter be reopened. However, in a subsequent order dated September 15, 2022, the judge stayed the PGI District Court matter pending a final decision by the U.S. Court of Appeals for the Federal Circuit regarding the appeal described above. On February 26, 2024, we moved to transfer the case from the District of Delaware to the Northern District of California and that motion was granted on June 18, 2024. On March 18, 2024, the parties filed a joint status report in which PGI requested the Court set a revised scheduling order and we requested grant of our motion to transfer and proposed an alternate scheduling order. We plan to vigorously defend against the remaining claims.
On December 14, 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the "Take2 District Court matter"). The complaint alleges that our Sequel™ II systems, Sequel IIe Systems, and Revio™ Systems that operate version 11.0 or later of the SMRT™ Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023. The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The Chinese University of Hong Kong filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. On May 3, 2024, the Court granted the motion to stay, and the case currently remains stayed. We intend to vigorously defend in this matter.

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
•our ability to implement our expense reduction initiatives;
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
•the possibility that our goodwill or intangible assets could become impaired;
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
We evaluate goodwill for impairment annually during the second quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, economic factors, unanticipated technological changes or competitive activities, loss of key personnel and acts by governments or courts. The occurrence of any of these events, may require us to record future goodwill impairment charges. For example, we recorded a $93.2 million goodwill impairment charge for the three months ended June 30, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q. Any such charges may adversely affect our results of operations.

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we announced and initiated expense reduction plans during the second quarter of 2024, we do not expect to be profitable in 2024, and there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.
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
Our expense reduction initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives, whether in the time frame anticipated or at all.
During the second quarter of 2024, we announced and initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our expense reduction initiatives comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt, in the future. As of June 30, 2024, we had outstanding approximately $459.0 million aggregate principal amount of 1.50% convertible senior notes due 2028 (the “2028 Notes”) and $441.0 million aggregate principal amount of our 1.375% convertible senior notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “Notes”). We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates.We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which will further contribute to dilution for existing holders.
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
Our business may be adversely affected by epidemics or other public health emergencies.
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;

•changes in applicable public health regulations that require us to modify our business practices and operations; and
•disruption to customer demand for our products.
The extent to which any epidemic or other public health emergency impacts our business and financial results inherently depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular public health matter and the actions to contain it or treat its impact, among others. Even after an epidemic or public health emergency has subsided, we may continue to experience an adverse impact to our business as a result of economic aftershocks, including recessionary effects and inflationary pressures.
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
We have, and may in the future, use promotional pricing and similar measures to attract purchases of our products. These measures may not be successful in attracting purchases and, even if successful, may negatively impact our gross margins.
We have enlisted and may continue to enlist third parties to assist with sales, equipment leasing, distribution and customer support. There is no guarantee that we will be successful in attracting desirable sales and distribution partners, that we will be able to enter into arrangements with such partners on terms favorable to us or that we will be able to retain such partners on a going-forward basis. If our sales and marketing efforts, or those of any of our third-party sales and distribution partners, are not successful, or our products do not perform in accordance with customer expectations, our technologies and products may not gain market acceptance, which could materially and adversely impact our business, operations, financial condition, and prospects.

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
Products using our SMRT sequencing and SBB technology are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel System and the Sequel II/IIe Systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Sequel II/IIe, Revio and Onso Systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including Revio and Onso, or enhancements to our existing products, including the SMRT Cell and Sequel II/IIe Systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products has and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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
Sales of our products, particularly our sequencing instruments, are subject to significant seasonality due to several factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which often coincide with government fiscal year ends, and significant holidays (such as Lunar New Year celebrations in Asia) disrupting business and sales activities in key markets. These factors have contributed, and in the future may contribute, to substantial fluctuations in our quarterly operating results.
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

Consequently, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Additionally, any bankruptcy of a customer, such as Invitae, or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant partnerships, could impact our revenue recognition or result in material losses to us, which may have a material adverse impact on our business. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations, and prospects.
Our ability to use net operating losses to offset future taxable income may be subject to substantial limitations, and changes to U.S. tax laws may cause us to make adjustments to our financial statements.
Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We believe that we have had one or more ownership changes, and as a result our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Section 382. Further, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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
We license from third parties some of the intellectual property that is important to our business. If the third parties who license intellectual property to us fail to maintain the intellectual property that we have licensed, or lose rights to that intellectual property, the rights we have licensed may be reduced or eliminated, which would eliminate barriers against our competition. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms, or could subject us to claims of intellectual property infringement or contract breach in litigation or other administrative proceedings that could result in damage awards against us and injunctions that could prohibit us from selling our products. In addition, some of our licenses from third parties limit the field in which we can use the licensed technology. Therefore, for us to use such licensed technology in potential future applications that are outside the licensed field of use, we may be required to negotiate new licenses with our licensors or expand our rights under our existing licenses. We cannot be certain that we will be able to obtain such licenses or expanded rights on reasonable terms or at all. In the event a dispute with our licensors were to occur, our licensors may seek to renegotiate the terms of our licenses, increase the royalty rates that we pay to obtain and maintain those licenses, limit the field or scope of the licenses, or terminate the license agreements. In addition, we have limited rights to participate in the prosecution and enforcement of the patents and patent applications that we have licensed. If we fail to meet our obligations under these licenses, or if we have a dispute regarding the terms of the licenses, these third parties could terminate the licenses, which could subject us to claims of intellectual property infringement. As a result, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. Further, because of the rapid pace of technological change in our industry, we may need to rely on key technologies developed or licensed by third parties, and we may not be able to obtain licenses and technologies from these third parties at all or on reasonable terms. The occurrence of these events may have a material adverse effect on our business, financial condition or results of operations.

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
Our products are currently labeled and promoted as research use only (“RUO”) products and are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to regulation by the U.S. Food and Drug Administration (“FDA”), or the FDA’s regulatory jurisdiction could be expanded to include our products. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the FDA’s guidance on RUO products. For example, our customers may independently elect to use our RUO labeled products in their own laboratory developed tests (“LDTs”) for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming.
In particular, in 2013, the FDA issued Final Guidance “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only.” The guidance emphasizes that the FDA will review the totality of the circumstances when it comes to evaluating whether equipment and testing components are properly labeled as RUO. The final guidance states that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, and other regulatory requirements if the circumstances surrounding the distribution, marketing and promotional practices indicate that the manufacturer knows its products are, or intends for its products to be, used for clinical diagnostic purposes. These circumstances may include written or verbal sales and marketing claims or links to articles regarding a product’s performance in clinical applications and a manufacturer’s provision of technical support for clinical applications.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. We will continue to evaluate the impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Further, the U.S. Supreme Court recently overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.
Future legislative or administrative actions can impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with applicable laws. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.
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
Enhanced trade tariffs, import restrictions, export restrictions, or other trade barriers may materially harm our business.
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
As of June 30, 2024, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes and 2028 Notes are collectively referred to as the Notes.
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

Item 6.    Exhibits

		Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1+	Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.1	June 20, 2024
10.2+	Form of Global Stock Option Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.2	June 20, 2024
10.3+	Form of Global Restricted Stock Unit Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.3	June 20, 2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
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
+    Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: August 8, 2024	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)