Form 10-Q
period 2024-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2024-11-12
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 31, 2024: 273,863,544.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$77,982	$179,911
Investments	393,165	451,505
Accounts receivable, net	29,383	36,615
Inventory, net	65,737	56,676
Prepaid expenses and other current assets	17,277	17,040
Short-term restricted cash	690	300
Total current assets	584,234	742,047
Property and equipment, net	31,952	36,432
Operating lease right-of-use assets, net	17,344	32,593
Long-term restricted cash	1,532	2,422
Intangible assets, net	436,426	456,984
Goodwill	369,061	462,261
Other long-term assets	9,503	13,274
Total assets	$1,450,052	$1,746,013
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,064	$15,062
Accrued expenses	19,183	45,708
Deferred revenue, current	17,292	16,342
Operating lease liabilities, current	10,675	9,591
Other liabilities, current	783	8,326
Total current liabilities	59,997	95,029
Deferred revenue, non-current	5,455	5,530
Contingent consideration liability, non-current	20,650	19,550
Operating lease liabilities, non-current	16,933	31,606
Convertible senior notes, net, non-current	893,144	892,243
Other liabilities, non-current	751	751
Total liabilities	996,930	1,044,709

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 273,812 and 267,744 shares at September 30, 2024 and December 31, 2023, respectively	274	268
Additional paid-in capital	2,602,592	2,539,892
Accumulated other comprehensive income	1,553	219
Accumulated deficit	(2,151,297)	(1,839,075)
Total stockholders’ equity	453,122	701,304
Total liabilities and stockholders’ equity	$1,450,052	$1,746,013
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue:
Product revenue	$35,296	$51,562	$102,051	$129,871
Service and other revenue	4,671	4,129	12,739	12,293
Total revenue	39,967	55,691	114,790	142,164
Cost of Revenue:
Cost of product revenue	23,278	33,551	68,808	87,147
Cost of service and other revenue	3,484	4,054	10,588	11,258
Amortization of acquired intangible assets	3,201	184	7,172	550
Loss on purchase commitment	—	—	998	—
Total cost of revenue	29,963	37,789	87,566	98,955
Gross profit	10,004	17,902	27,224	43,209
Operating Expense:
Research and development	25,516	47,514	107,456	142,626
Sales, general and administrative	43,746	43,431	133,376	123,822
Goodwill impairment	—	—	93,200	—
Merger-related expenses	—	8,979	—	8,979
Amortization of acquired intangible assets	3,649	741	13,377	741
Change in fair value of contingent consideration	1,170	(271)	1,100	13,960
Total operating expense	74,081	100,394	348,509	290,128
Operating loss	(64,077)	(82,492)	(321,285)	(246,919)
Loss on extinguishment of debt	—	—	—	(2,033)
Interest expense	(3,538)	(3,588)	(10,655)	(10,772)
Other income, net	6,890	8,505	19,718	24,301
Loss before benefit from income taxes	(60,725)	(77,575)	(312,222)	(235,423)
Benefit from income taxes	—	(10,706)	—	(10,706)
Net loss	(60,725)	(66,869)	(312,222)	(224,717)
Other comprehensive income:
Unrealized gain on investments	2,076	846	1,334	2,925
Comprehensive loss	$(58,649)	$(66,023)	$(310,888)	$(221,792)
Net loss per share:
Basic	$(0.22)	$(0.26)	$(1.15)	$(0.90)
Diluted	$(0.22)	$(0.26)	$(1.15)	$(0.90)
Weighted average shares outstanding used in calculating net loss per share:
Basic	272,915	255,001	271,631	249,082
Diluted	272,915	255,001	271,631	249,082
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700
Net loss	—	—	—	—	(60,725)	(60,725)
Other comprehensive income	—	—	—	2,076	—	2,076
Issuance of common stock in conjunction with equity plans	1,321	2	810	—	—	812
Share-based compensation expense	—	—	18,259	—	—	18,259
Balance at September 30, 2024	273,812	$274	$2,602,592	$1,553	$(2,151,297)	$453,122

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(312,222)	(312,222)
Other comprehensive income	—	—	—	1,334	—	1,334
Issuance of common stock in conjunction with equity plans	6,068	6	7,697	—	—	7,703
Share-based compensation expense	—	—	55,003	—	—	55,003
Balance at September 30, 2024	273,812	$274	$2,602,592	$1,553	$(2,151,297)	$453,122

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at June 30, 2023	250,473	$250	$2,334,623	$(2,686)	$(1,690,188)	$641,999
Net loss	—	—	—	—	(66,869)	(66,869)
Other comprehensive income	—	—	—	846	—	846
Shares issuable following milestone achievement	—	—	84,761	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock in conjunction with equity plans	1,611	2	4,560	—	—	4,562
Share-based compensation expense	—	—	19,691	—	—	19,691
Balance at September 30, 2023	258,374	$258	$2,522,382	$(1,840)	$(1,757,057)	$763,743

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(224,717)	(224,717)
Other comprehensive income	—	—	—	2,925	—	2,925
Shares issuable following milestone achievement	—	—	84,761	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	5,454	5	14,378	—	—	14,383
Share-based compensation expense	—	—	55,534	—	—	55,534
Balance at September 30, 2023	258,374	$258	$2,522,382	$(1,840)	$(1,757,057)	$763,743
See accompanying notes to the condensed consolidated financial statements.

PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(312,222)	$(224,717)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,932	8,487
Amortization of acquired intangible assets	20,558	1,408
Amortization of right-of-use assets	10,912	4,940
Share-based compensation expense	55,003	55,534
Goodwill impairment	93,200	—
Merger-related compensation expense	—	3,395
Accretion of discount and amortization of premium on marketable securities, net	(10,663)	(10,088)
Change in the estimated fair value of contingent consideration	1,100	13,960
Loss on extinguishment of debt	—	2,033
Inventory provision	3,715	4,691
Deferred income taxes	—	(10,706)
Other	1,002	667
Changes in assets and liabilities
Accounts receivable, net	7,232	(11,700)
Inventory, net	(15,394)	(22,849)
Prepaid expenses and other assets	3,534	(7,287)
Accounts payable	(2,222)	1,706
Accrued expenses	(26,665)	2,055
Deferred revenue	875	(4,867)
Operating lease liabilities	(9,252)	(6,396)
Contingent consideration liability	—	(732)
Other liabilities	(7,053)	(1,147)
Net cash used in operating activities	(175,408)	(201,613)
Cash flows from investing activities
Purchase of property and equipment	(4,571)	(6,819)
Cash paid for purchase of Apton, net of cash acquired	—	(102)
Purchases of investments	(418,164)	(553,748)
Sales of investments	8,061	595
Maturities of investments	480,440	631,253
Net cash provided by investing activities	65,766	71,179
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	189,200
Proceeds from issuance of common stock from equity plans	7,703	14,383
Payment of debt issuance costs	—	(7,325)
Payment of contingent consideration	—	(4,368)
Notes payable principal payoff	(490)	(1,397)
Net cash provided by financing activities	7,213	190,493
Net (decrease) increase in cash, cash equivalents, and restricted cash	(102,429)	60,059
Cash, cash equivalents, and restricted cash at beginning of period	182,633	328,311
Cash, cash equivalents, and restricted cash at end of period	$80,204	$388,370
Cash and cash equivalents at end of period	77,982	385,648
Restricted cash at end of period	2,222	2,722
Cash, cash equivalents, and restricted cash at end of period	$80,204	$388,370
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2024. Actual results could differ materially from these estimates.
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
Concentration and Other Risks
For the three months ended September 30, 2024, one customer accounted for 10% of total revenue during the period. For the three months ended September 30, 2023, no customer accounted for 10% or more of total revenue during the period. For the nine months ended September 30, 2024 and 2023, no customer accounted for 10% or more of total revenue during the respective periods.
As of September 30, 2024, 37% of our accounts receivable were from domestic customers, compared to 49% as of December 31, 2023. As of September 30, 2024, no customer represented 10% or more of our net accounts receivable, while one customer represented 10% of our net accounts receivable as of December 31, 2023.
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
The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our Condensed Consolidated Statements of Operations and Comprehensive Loss. The fair value of the contingent consideration liability is calculated, with the assistance from a third-party valuation firm, using a Monte Carlo Simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.
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

	September 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$58,703	$19,279	$—	$77,982	$70,172	$109,739	$—	$179,911
Investments:
Commercial paper	—	—	—	—	—	9,947	—	9,947
Corporate debt securities	—	68,178	—	68,178	—	88,579	—	88,579
U.S. government & agency securities	—	324,987	—	324,987	—	352,979	—	352,979
Total investments	—	393,165	—	393,165	—	451,505	—	451,505

Short-term restricted cash	690	—	—	690	300	—	—	300
Long-term restricted cash	1,532	—	—	1,532	2,422	—	—	2,422
Total assets measured at fair value	$60,925	$412,444	$—	$473,369	$72,894	$561,244	$—	$634,138

Liabilities
Contingent consideration	$—	$—	$20,650	$20,650	$—	$—	$19,550	$19,550
Total liabilities measured at fair value	$—	$—	$20,650	$20,650	$—	$—	$19,550	$19,550

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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. As of September 30, 2024, the key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. A decrease in the projected revenues would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for B- credit rating, which ranges from 6.7% to 7.1%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.
Changes in the estimated fair value of the contingent consideration liability for the nine months ended September 30, 2024 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2023	$19,550
Change in estimated fair value	1,100
Ending balance as of September 30, 2024	$20,650
Changes to the fair value are recorded as change in fair value of contingent consideration in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
For the nine months ended September 30, 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.

The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of September 30, 2024
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$77,980	$2	$—	$77,982
Investments:
Corporate debt securities	67,563	620	(5)	68,178
U.S. government & agency securities	324,052	962	(27)	324,987
Total investments	391,615	1,582	(32)	393,165
Total cash, cash equivalents and investments	$469,595	$1,584	$(32)	$471,147

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$179,958	$13	$(60)	$179,911
Investments:
Commercial paper	9,947	—	—	9,947
Corporate debt securities	88,263	373	(57)	88,579
U.S. government & agency securities	353,029	478	(528)	352,979
Total investments	451,239	851	(585)	451,505
Total cash, cash equivalents and investments	$631,197	$864	$(645)	$631,416

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2024:

(in thousands)	Fair Value
Due in one year or less	$321,789
Due after one year through five years	90,655
Total	$412,444
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss was $6.0 million and $19.8 million for the three and nine months ended September 30, 2024, respectively, and $9.2 million and $25.0 million for the three and nine months ended September 30, 2023, respectively.

NOTE 4. BALANCE SHEET COMPONENTS
Inventory, net
Our inventory, net, consisted of the following components:

(in thousands)	September 30, 2024	December 31, 2023
Purchased materials	$30,697	$20,168
Work in process	18,292	23,436
Finished goods	16,748	13,072
Inventory, net	$65,737	$56,676
Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2024, as of the beginning of April 2024, noting no impairment. Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024 as well as other factors, we concluded that there was an indicator that it was more likely than not that the fair value of the reporting unit was less than its carrying amount that required an interim impairment test be performed on goodwill. As a result of the interim impairment test performed as of June 30, 2024, we concluded that the carrying amount of the entity-level reporting unit exceeded fair value and recorded a $93.2 million goodwill impairment charge. The impairment charge is included in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024.
The decline in the fair value of the reporting unit below its carrying value in the second quarter of 2024 resulted primarily from the decline in our stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan due to continued impact of longer than expected median sales cycles resulting from various factors. We performed our impairment test using a combination of an income and a market approach to determine the fair value of goodwill. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in additional goodwill impairment of approximately $85 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
As a result of the impairment, the carrying value of goodwill now approximates fair value. Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the estimated fair value of goodwill and may result in additional impairment charges in the future.
Changes to goodwill during the nine months ended September 30, 2024 were as follows:

(in thousands)
Balance as of December 31, 2023	$462,261
Impairment	(93,200)
Balance as of September 30, 2024	$369,061

Intangible Assets
Intangible assets include acquired IPR&D of $55.0 million as a result of the Apton acquisition in August 2023. The IPR&D will remain on our Consolidated Balance Sheet as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development activities. During the development period following the acquisition, IPR&D is not amortized, but instead is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Upon completion of the development, we will amortize the asset over the life of the product or record an impairment charge if the asset is determined to be impaired. We performed our annual assessment of IPR&D in the third quarter of 2024 noting no impairment.
In addition to IPR&D, finite-lived intangible assets included the following:

		As of September 30, 2024			As of December 31, 2023
(in thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(29,753)	$381,426	$411,179	$(9,195)	$401,984
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$411,539	$(30,113)	$381,426	$411,539	$(9,555)	$401,984
The estimated future amortization expense of intangible assets with definite lives is as follows:

(in thousands)
Remainder of 2024	$6,853
2025	27,412
2026	27,412
2027	27,412
2028	27,412
2029 and thereafter	264,925
Total	$381,426
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
Deferred Revenue
As of September 30, 2024, we had a total of $22.8 million of deferred revenue, $17.3 million of which was recorded as deferred revenue, current, and $5.5 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the three and nine months ended September 30, 2024 includes $4.8 million and $10.2 million, respectively, that was included in deferred revenue as of December 31, 2023.

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$3,462	$2,862	$4,681	$1,651
Additions charged to cost of product revenue	1,414	2,825	4,787	5,675
Repairs and replacements	(1,610)	(1,722)	(6,202)	(3,361)
Balance at end of period	$3,266	$3,965	$3,266	$3,965
Term loans
In connection with the acquisition of Omniome, we acquired $1.3 million in short-term debt and $3.0 million in long-term debt relating to a term loan facility that Omniome obtained in April 2020. As of September 30, 2024, no amounts were outstanding on the term loans. Interest expense was not material for the three and nine months ended September 30, 2024, and was included as part of interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss.
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
We incurred issuance costs related to the 2030 Notes of approximately $7.3 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes on our Condensed Consolidated Balance Sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%. We also paid accrued but unpaid interest of $2.5 million on the 2028 Notes in connection with the Exchange Transaction on June 30, 2023.
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

The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2024	December 31, 2023
Principal amount	$441,000	$441,000
Unamortized debt premium	471	524
Unamortized debt issuance costs	(6,197)	(6,907)
Net carrying amount	$435,274	$434,617
Interest expense for the 2030 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$1,516	$1,516	$4,565	$1,516
Amortization of debt issuance costs	237	229	712	229
Total interest expense	$1,753	$1,745	$5,277	$1,745
As of September 30, 2024, the estimated fair value (Level 2) of the 2030 Notes was $347.1 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
2028 Convertible Senior Notes
On February 9, 2021, we entered into an investment agreement (the “Investment Agreement”) with SB Northstar LP (“SBN”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to SBN of $900.0 million in aggregate principal amount of the 2028 Notes. The 2028 Notes were issued on February 16, 2021. As discussed above, in June 2023 we completed an exchange of $441.0 million in aggregate principal amount of our 2028 Notes for $441.0 million aggregate principal amount of the 2030 Notes, leaving approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding.
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
We incurred issuance costs related to the 2028 Notes of approximately $4.5 million, which were recorded as debt issuance costs and are presented as a reduction to the 2028 Notes on our Condensed Consolidated Balance Sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2028 Notes, resulting in an effective interest rate of 1.6%.
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2024	December 31, 2023
Principal amount	$459,000	$459,000
Unamortized debt issuance costs	(1,130)	(1,374)
Net carrying amount	$457,870	$457,626
Interest expense for the 2028 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$1,721	$1,721	$5,163	$8,415
Amortization of debt issuance costs	81	80	243	392
Total interest expense	$1,802	$1,801	$5,406	$8,807

As of September 30, 2024, the estimated fair value (Level 2) of the 2028 Notes was $399.1 million. The fair value of the 2028 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.
As discussed below under Note 11. Subsequent Events, on November 7, 2024, we entered into an exchange agreement with SBN, pursuant to which we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for $200.0 million aggregate principal amount of notes due August 15, 2029 as well as the issuance of 20,451,570 shares of common stock and $50.0 million of cash.
NOTE 6. RESTRUCTURING
During the nine months ended September 30, 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(in thousands)	Three Months Ended September 30, 2024	Cumulative amount incurred to date
Employee separation costs	$—	$10,051
Other costs	6,701	14,678
Total restructuring charges(1)	$6,701	$24,729
(1) For the three months ended September 30, 2024, $6.9 million was recorded in sales, general and administrative expense.
Cumulative charges incurred to date include $14.4 million in sales, general and administrative expense; $5.9 million in research and development expense; and $4.4 million in cost of revenue.
Cumulative charges incurred to date include employee separation costs comprised of approximately $5.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $4.5 million of severance costs.
Other costs in the three months ended September 30, 2024 and cumulative charges incurred to date are primarily related to accelerated amortization and depreciation of $5.1 million and $8.1 million respectively, for the right-of-use asset, leasehold improvements, and furniture and fixtures relating to the abandonment of the San Diego office. We also incurred cumulative charges to date for excess inventory of $3.6 million primarily relating to a decrease in internal demand resulting from the expense reduction initiatives which were recognized in cost of product revenues. The accelerated amortization and depreciation, which was recognized in sales, general and administrative expense, was determined as a result of the Company's change in estimate pertaining to its remaining useful life of the San Diego office utilizing the estimated date on which it planned to abandon the San Diego office. The lease liability pertaining to the San Diego office was also remeasured during the three months ended June 30, 2024 resulting in a reduction in the operating lease liability balance of $4.4 million, which was offset against the right-of-use asset on the Condensed Consolidated Balance Sheets. We fully exited our San Diego office in September 2024.

A summary of the liabilities related to the restructuring is as follows:

(in thousands)	Employee Separation Costs	Other Costs	Total
Expense recorded in YTD 2024	$10,051	$2,321	$12,372
Cash paid during YTD 2024	(10,008)	(2,049)	(12,057)
Amount recorded in current liabilities as of September 30, 2024	$43	$272	$315

Estimated total restructuring costs to still be incurred	$—	$2,074	$2,074
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of September 30, 2024 is $3.4 million, and is included in operating lease liabilities, current on the Condensed Consolidated Balance Sheets.
The other restructuring costs are expected to be incurred and paid by the end of 2025.
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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2024 and December 31, 2023.

NOTE 8. STOCKHOLDERS’ EQUITY
Equity Plans
As of September 30, 2024, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
On June 18, 2024, stockholders approved an amendment to the 2020 Plan, and we reserved an additional 20 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of September 30, 2024, we had 26.1 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 10 – Stockholders' Equity, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for more information on the Company's equity plans.
Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2023	13,011	$10.63
Granted	493	1.99
Exercised	(515)	3.15
Canceled	(1,474)	9.35
Expired	(287)	5.70
Outstanding at September 30, 2024	11,228	$10.88
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

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2023	11,308	541	$12.06	$9.43
Granted	12,604	—	5.04	—
Vested	(3,647)	—	12.33	—
Forfeited	(4,523)	(39)	8.33	9.43
Outstanding at September 30, 2024	15,742	502	$7.45	$9.43
Employee Stock Purchase Plan (“ESPP”)
Shares issued under our ESPP were 1,906,529 and 1,735,058 during the nine months ended September 30, 2024 and 2023, respectively. In the first quarter of 2024, an additional 4.0 million shares were reserved under the ESPP. As of September 30, 2024, 14.3 million shares of our common stock remain available for issuance under our ESPP.

Share-Based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$1,229	$1,125	$4,466	$4,251
Research and development	4,740	6,182	15,119	18,310
Sales, general and administrative	12,290	12,384	35,418	32,973
Total share-based compensation expense	$18,259	$19,691	$55,003	$55,534
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

The fair value of employee stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term in years	4.9	4.9
Expected volatility	81% - 93%	78%
Risk-free interest rate	3.48% - 4.32%	3.73% - 4.21%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.40	$7.89
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	81% — 118%	79% - 97%
Risk-free interest rate	3.88% — 5.27%	4.87% — 5.47%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.53	$5.34
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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(60,725)	$(66,869)	$(312,222)	$(224,717)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	272,915	255,001	271,631	249,082
Basic net loss per share	$(0.22)	$(0.26)	$(1.15)	$(0.90)

Diluted
Weighted average shares used in computing diluted net loss per share	272,915	255,001	271,631	249,082
Diluted net loss per share	$(0.22)	$(0.26)	$(1.15)	$(0.90)

The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Shares issuable upon conversion of convertible senior notes	31,063	31,063	31,063	31,063
Equity Awards	36,496	28,100	36,496	28,100
See Note 2. Business Acquisitions for detailed information on contingently issuable shares due upon achievement of a milestone. See Note 8. Stockholders’ Equity for detailed information on equity awards.
NOTE 10. REVENUE
A summary of our revenue by geographic location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Americas	$20,107	$28,978	$58,542	$71,480
Europe, Middle East and Africa	9,119	10,994	24,497	29,594
Asia-Pacific	10,741	15,719	31,751	41,090
Total	$39,967	$55,691	$114,790	$142,164
A summary of our revenue by category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Instrument revenue	$16,788	$34,694	$50,491	$85,317
Consumable revenue	18,508	16,868	51,560	44,554
Product revenue	35,296	51,562	102,051	129,871
Service and other revenue	4,671	4,129	12,739	12,293
Total revenue	$39,967	$55,691	$114,790	$142,164
NOTE 11. SUBSEQUENT EVENTS
2028 Convertible Senior Notes Exchange
On November 7, 2024, we entered into an exchange agreement with SBN, pursuant to which we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for $200.0 million aggregate principal amount of notes due August 15, 2029 (the “2029 Notes”) as well as the issuance of 20,451,570 shares of common stock (the “Exchange Shares”) and $50.0 million of cash. The exchange and issuances are expected to close on or about November 21, 2024 (the “Closing Date”). The 2029 Notes, the Exchange Shares, and shares of common stock issuable upon conversion of the 2029 Notes are subject to certain lock-up restrictions for a six-month period (the “Lock-Up Period”) beginning on the Closing Date of the Exchange Transaction; the lock-up restrictions will terminate immediately prior to the consummation of any change in control of the Company.
Upon any conversion of the 2029 Notes, SBN will not be entitled to be issued a number of shares of the Company’s common stock which would cause SBN's beneficial ownership of common stock to exceed either 9.9% of the total number of issued and outstanding shares of common stock or 9.9% of the combined voting power of all of the securities of the Company, in each case, following such conversion.

The 2029 Notes will be governed by an indenture (the “2029 Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will bear interest at a rate of 1.50% per annum. Interest on the 2029 Notes will be payable semi-annually in arrears on February 15 and August 15 and will commence on the Closing Date. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase.
The 2029 Notes will be convertible at the option of the holder at any time from the expiration of the Lock-Up Period until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2029 Notes will be convertible into shares of our common stock based on an initial conversion rate of 204.5157 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equal to an initial conversion price of $4.89 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2029 Notes, we may elect to settle such conversion obligation in shares of our common stock, cash or a combination of shares of our common stock and cash.
On or after August 20, 2027, the 2029 Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2029 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.
Upon the occurrence of a Fundamental Change (as defined in the 2029 Indenture), the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.
The 2029 Notes will be subject to certain debt and lien covenants as well as springing guarantees, in each case, the terms of which will to be set forth in a second letter agreement between the Company and SBN to be entered into in connection with the Indenture.
The 2029 Indenture will include customary “events of default,” which may result in the acceleration of the maturity of the 2029 Notes under the 2029 Indenture. The 2029 Indenture will also include customary covenants for convertible notes of this type.
To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations will, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the 2029 Notes at a rate equal to (i) 0.25% per annum of the principal amount of the 2029 Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the 2029 Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the 2029 Indenture). On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the 2029 Notes will be subject to acceleration as will be provided for in the 2029 Indenture.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with (i) the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential.
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
Strategic Objectives
Our 2024 strategic objectives are to:
•Improve commercial execution to drive adoption of both the Revio® and OnsoTM platforms;
•Continue the development of our VegaTM benchtop long-read and high throughput short-read platforms;
•Improve our gross margin and drive manufacturing efficiencies; and
•Reduce annualized run-rate operating expenses.
We will continue to leverage our commercial organization and significantly improve our products' efficiency and usability to seek to reach a broader customer base. We believe the commercial investments we have recently made will further help drive growth in our business.

To increase the adoption of HiFi sequencing, we have various development programs in progress to expand our product portfolio, increase the throughput, and improve the usability of our existing sequencing solutions. We continue to focus on programs to accelerate new platform launches in the near to mid-term as well as increase applications for our technologies. We commenced commercial shipments of Revio, our new HiFi long-read sequencing system, in the first quarter of 2023. To address the oncology research markets with a highly differentiated alternative to existing third-party short-read sequencing products already on the market, we commenced customer shipments of the Onso short-read sequencing instrument in August 2023. In November 2024, we announced the Vega system, our first benchtop long-read sequencing platform. We began taking orders in the fourth quarter of 2024 with shipments expected to commence in the first quarter of 2025.
We continue to believe that with the capabilities of our HiFi chemistry and SMRT® technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for us. We plan to continue to pursue collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.
During the second quarter of 2024, we announced plans to reduce annualized run-rate operating expenses by the end of 2024, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our expense reduction initiatives include workforce reductions, facilities downsizing and a refined pipeline of development programs. For the nine months ended September 30, 2024, we incurred approximately $24.7 million of restructuring charges primarily related to employee separation costs, accelerated amortization and depreciation for right-of-use assets, leasehold improvements, and furniture and fixtures relating to the abandonment of the San Diego office, as well as charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives. We also expect to incur approximately $2.1 million in additional costs through 2025. See Note 6. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Financial Overview
Key highlights of the nine months ended September 30, 2024 consolidated financial results include the following:
•Revenue decreased to $114.8 million for the nine months ended September 30, 2024, as compared to $142.2 million for the nine months ended September 30, 2023. Revenue was comprised of $50.5 million in instrument revenue, $51.6 million in consumables revenue and $12.7 million in service and other revenue for the nine months ended September 30, 2024. Revenue was comprised of $85.3 million in instrument revenue, $44.6 million in consumables revenue and $12.3 million in service and other revenue for the nine months ended September 30, 2023. The decrease was primarily due to lower Revio unit sales, which was partially offset by higher consumable sales. While we do not expect Vega to meaningfully impact Revio sales, we are mindful that there may be some cases where potential customers take more time to assess our new offerings, which may prolong some sales cycles.
•Gross profit decreased for the nine months ended September 30, 2024 primarily due to the decrease in revenue described above, $4.4 million of restructuring charges, and an increase of $6.6 million in amortization of acquired intangible assets, partially offset by lower inventory adjustments. While we anticipate continued reduction in the production cost of the Revio platform, we expect to begin to realize these additional savings in 2025. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, and future product launches. We expect Vega to be accretive to our gross margin as we scale the platform in 2025.
•Loss from operations increased $74.4 million to $321.3 million for the nine months ended September 30, 2024, as compared to $246.9 million for the nine months ended September 30, 2023. Operating expenses increased $58.4 million primarily driven by a $93.2 million goodwill impairment charge, $20.3 million of restructuring charges, and a $12.6 million increase in amortization of acquired intangible assets, partially offset by a $12.9 million decrease in the change in the fair value of the contingent consideration and a decrease in research and development expenses.
•Cash, cash equivalents, and short-term investments were $471.1 million at September 30, 2024, which represents a 25% decrease compared to the balance at December 31, 2023.

The median sales cycle for Revio instrument purchases continues to be longer than expected. We believe this has been caused by, among other reasons, the uncertainty surrounding the funding for new capital equipment; procurement delays, particularly in the Asia-Pacific and Europe regions; small-to-mid-size existing customers yet to increase their sample volumes to drive an upgrade to Revio; new customers, which have shown they have longer sales cycles compared to existing PacBio customers; and sample volumes materializing slower than expected for some potential Revio customers.
We believe our consumables revenue was also impacted primarily by slower-than-expected ramp-up in sequencing by our small- to mid-sized customers, many of whom are new to PacBio; sample delays impacting sequencing volume at certain large customers; and some service providers in China operating at lower utilization as a result of the difficult funding environment.
Macroeconomic dynamics impacting the Company in the future may include rising inflation, geopolitical tensions, volatile capital markets, and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is uncertain and inherently unpredictable.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of indefinite-lived and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material impairment charges. We recorded a $93.2 million goodwill impairment charge in the nine months ended September 30, 2024. See additional discussion below in Results of Operations, as well as Note 4. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.
Recent Developments
Product Announcements
On November 6, 2024, we announced a new sequencing platform, Vega.
Vega is a new benchtop long-read sequencing system that delivers the functionality of the Revio system, our high-throughput long-read sequencer, into a compact, lower-throughput benchtop platform that is designed for researchers adopting long-read sequencing across a variety of applications, including targeted sequencing, RNA sequencing, and small genome sequencing.
2028 Convertible Senior Notes Exchange
As discussed in Note 11. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q, on November 7, 2024, we entered into an exchange agreement with SBN, pursuant to which we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for $200.0 million aggregate principal amount of 2029 Notes as well as the issuance of 20,451,570 shares of common stock and $50.0 million of cash. The exchange and issuances are expected to close on or about November 21, 2024.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$35,296	$51,562	$(16,266)	(32%)
Service and other revenue	4,671	4,129	542	13%
Total revenue	39,967	55,691	(15,724)	(28%)
Cost of Revenue:
Cost of product revenue	23,278	33,551	(10,273)	(31)%
Cost of service and other revenue	3,484	4,054	(570)	(14%)
Amortization of acquired intangible assets	3,201	184	3,017	1640%
Total cost of revenue	29,963	37,789	(7,826)	(21%)
Gross profit	10,004	17,902	(7,898)	(44%)
Operating Expense:
Research and development	25,516	47,514	(21,998)	(46)%
Sales, general and administrative	43,746	43,431	315	1%
Merger-related expenses	—	8,979	(8,979)	(100%)
Amortization of acquired intangible assets	3,649	741	2,908	392%
Change in fair value of contingent consideration	1,170	(271)	1,441	(532)%
Total operating expense	74,081	100,394	(26,313)	(26%)
Operating loss	(64,077)	(82,492)	18,415	(22)%
Interest expense	(3,538)	(3,588)	50	(1)%
Other income, net	6,890	8,505	(1,615)	(19%)
Loss before benefit from income taxes	(60,725)	(77,575)	16,850	(22%)
Benefit from income taxes	—	(10,706)	10,706	(100%)
Net loss	$(60,725)	$(66,869)	$6,144	(9%)
Revenue
Revenue decreased $15.7 million, or 28% to $40.0 million for the three months ended September 30, 2024, as compared to $55.7 million for the three months ended September 30, 2023.
Instrument revenue decreased $17.9 million, or 52%, to $16.8 million for the three months ended September 30, 2024, as compared to $34.7 million for the three months ended September 30, 2023, primarily due to the sale of 22 Revio systems during the three months ended September 30, 2024 compared to 52 Revio systems during the three months ended September 30, 2023.
Consumables revenue increased $1.6 million, or 10%, to $18.5 million for the three months ended September 30, 2024, as compared to $16.9 million for the three months ended September 30, 2023. The increase was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel® II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue increased $0.5 million, or 13%, to $4.7 million for the three months ended September 30, 2024, as compared to $4.1 million for the three months ended September 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue decreased $10.3 million, or 31%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 primarily driven by the decrease in revenue described above. Cost of revenue included amortization attributable to acquired intangible assets of $3.2 million that are related to sales generating activities. Cost of revenue included share-based compensation expense of $1.2 million and $1.1 million during the three months ended September 30, 2024 and 2023, respectively.
Gross profit decreased $7.9 million, or 44%, to $10.0 million for the three months ended September 30, 2024, compared to $17.9 million for the three months ended September 30, 2023. Gross margin was 25% for the three months ended September 30, 2024, compared to gross margin of 32% for the three months ended September 30, 2023. The decrease was primarily due to the decrease in revenue described above and an increase in amortization of acquired intangible assets. We anticipate continued reduction in the production cost of the Revio platform, which we expect to realize in 2025. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, and future product launches.
Research and Development Expense
Research and development expense decreased by $22.0 million, or 46%, to $25.5 million for the three months ended September 30, 2024, compared to $47.5 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in personnel and related expenses due to restructuring activities, as well as the transition of launched products from development to commercialization. Research and development expense included share-based compensation expense of $4.7 million and $6.2 million during the three months ended September 30, 2024 and 2023, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $0.3 million, or 1%, to $43.7 million for the three months ended September 30, 2024, compared to $43.4 million for the three months ended September 30, 2023. Restructuring charges of approximately $6.9 million were primarily offset by a decrease in personnel expenses. We expect to incur an additional $2.1 million of remaining estimated restructuring costs through 2025. Sales, general, and administrative expense included share-based compensation expense of $12.3 million and $12.4 million during the three months ended September 30, 2024 and 2023, respectively.
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
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the three months ended September 30, 2024, represents the remeasurement impact of the Apton contingent consideration due upon the achievement of the milestone.
Change in fair value of contingent consideration during the three months ended September 30, 2023, represents the remeasurement impact of the Omniome contingent consideration liability of approximately $200 million that was due upon the achievement of a milestone.
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses of $3.6 million during the three months ended September 30, 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Interest Expense
Interest expense for the three months ended September 30, 2024, was $3.5 million compared to $3.6 million for the three months ended September 30, 2023 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the three months ended September 30, 2024, was $6.9 million compared to $8.5 million for the three months ended September 30, 2023. The decrease was primarily driven by lower investment income due to lower cash and investment balances.
Benefit from Income Taxes
A deferred income tax benefit of $10.7 million for the three months ended September 30, 2023 is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$102,051	$129,871	$(27,820)	(21)%
Service and other revenue	12,739	12,293	446	4%
Total revenue	114,790	142,164	(27,374)	(19)%
Cost of Revenue:
Cost of product revenue	68,808	87,147	(18,339)	(21)%
Cost of service and other revenue	10,588	11,258	(670)	(6)%
Amortization of acquired intangible assets	7,172	550	6,622	1204%
Loss on purchase commitment	998	—	998	—
Total cost of revenue	87,566	98,955	(11,389)	(12)%
Gross profit	27,224	43,209	(15,985)	(37)%
Operating Expense:
Research and development	107,456	142,626	(35,170)	(25)%
Sales, general and administrative	133,376	123,822	9,554	8%
Goodwill impairment	93,200	—	93,200	—
Merger-related expenses	—	8,979	(8,979)	(100)%
Amortization of acquired intangible assets	13,377	741	12,636	1705%
Change in fair value of contingent consideration	1,100	13,960	(12,860)	(92)%
Total operating expense	348,509	290,128	58,381	20%
Operating loss	(321,285)	(246,919)	(74,366)	30%
Loss on extinguishment of debt	—	(2,033)	2,033	(100)%
Interest expense	(10,655)	(10,772)	117	(1)%
Other income, net	19,718	24,301	(4,583)	(19)%
Loss before benefit from income taxes	(312,222)	(235,423)	(76,799)	33%
Benefit from income taxes	—	(10,706)	10,706	(100)%
Net loss	$(312,222)	$(224,717)	$(87,505)	39%
Revenue
Revenue decreased $27.4 million, or 19%, to $114.8 million for the nine months ended September 30, 2024, as compared to $142.2 million for the nine months ended September 30, 2023.
Instrument revenue decreased $34.8 million, or 41%, to $50.5 million for the nine months ended September 30, 2024, as compared to $85.3 million for the nine months ended September 30, 2023, primarily due to the sale of 74 Revio systems during the nine months ended September 30, 2024 compared to 129 Revio systems during the nine months ended September 30, 2023.
Consumables revenue increased $7.0 million, or 16%, to $51.6 million for the nine months ended September 30, 2024, as compared to $44.6 million for the nine months ended September 30, 2023. The increase in consumable sales was primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.
Service and other revenue increased $0.4 million, or 4% to $12.7 million for the nine months ended September 30, 2024 as compared to $12.3 million for the nine months ended September 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin
Cost of product revenue decreased $18.3 million, or 21%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 primarily driven by the decrease in revenue described above and lower inventory adjustments, partially offset by restructuring charges of $4.4 million, including charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives during the nine months ended September 30, 2024. Cost of revenue included amortization attributable to acquired intangible assets of $7.2 million and $0.6 million that are related to sales generating activities during the nine months ended September 30, 2024 and 2023, respectively. Cost of revenue included share-based compensation expense of $4.5 million and $4.3 million during the nine months ended September 30, 2024 and 2023, respectively.
Gross profit decreased $16.0 million, or 37%, to $27.2 million for the nine months ended September 30, 2024, compared to $43.2 million for the nine months ended September 30, 2023. Gross margin was 24% for the nine months ended September 30, 2024, compared to gross margin of 30% for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in revenue described above, restructuring charges, and an increase of $6.6 million in amortization of acquired intangible assets, partially offset by lower inventory adjustments. We anticipate continued reduction in the production cost of the Revio platform, which we expect to realize in 2025. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, and future product launches.
Research and Development Expense
Research and development expense decreased by $35.2 million, or 25%, to $107.5 million for the nine months ended September 30, 2024, compared to $142.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in personnel and related expenses due to restructuring activities, as well as the transition of products from development to commercialization. We incurred restructuring charges of $5.9 million, primarily related to employee separation benefits during the nine months ended September 30, 2024. Research and development expense included share-based compensation expense of $15.1 million and $18.3 million during the nine months ended September 30, 2024 and 2023, respectively.
Sales, General and Administrative Expense
Sales, general and administrative expense increased by $9.6 million, or 8%, to $133.4 million for the nine months ended September 30, 2024, compared to $123.8 million for the nine months ended September 30, 2023. The increase was primarily driven by restructuring charges of $14.4 million, primarily related to employee separation benefits and lease-related costs during the nine months ended September 30, 2024, partially offset by a decrease in personnel expenses. We expect to incur an additional $2.1 million of remaining estimated restructuring costs through 2025. Sales, general, and administrative expense included share-based compensation expense of $35.4 million and $33.0 million during the nine months ended September 30, 2024 and 2023, respectively.
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
Goodwill Impairment
Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024, as well as other factors, we concluded that there was an indication that the fair value of the reporting unit might be less than it’s carrying amount and performed an interim impairment test on goodwill. The interim impairment test showed the reporting unit's carrying amount exceeded fair value. As a result, we recorded a $93.2 million goodwill impairment charge for the nine months ended September 30, 2024, mainly due to the decline in the stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan due to continued impact of longer than expected median sales cycles resulting from various factors.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses of $13.4 million and $0.7 million during the nine months ended September 30, 2024 and 2023, respectively consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the nine months ended September 30, 2024, represents the remeasurement impact of the Apton contingent consideration due upon the achievement of the milestone.
Change in fair value of contingent consideration during the nine months ended September 30, 2023, represents the remeasurement impact of the Omniome contingent consideration liability of approximately $200 million that was due upon the achievement of a milestone.
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
Interest Expense
Interest expense for the nine months ended September 30, 2024, was $10.7 million compared to $10.8 million for the nine months ended September 30, 2023 and was primarily comprised of interest on the convertible senior notes.
Other Income, Net
Other income, net for the nine months ended September 30, 2024, was $19.7 million compared to $24.3 million for the nine months ended September 30, 2023. The decrease was primarily driven by lower investment income due to lower cash and investment balances.
Benefit from Income Taxes
A deferred income tax benefit of $10.7 million for the nine months ended September 30, 2023 is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. We maintain a full valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets. Accordingly, this benefit from income taxes is reflected on our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023.

Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and investments of $471.1 million compared to $631.4 million as of December 31, 2023. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
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
We approved and began implementing certain efficiency and expense reduction initiatives in the second quarter of 2024. These expense reduction initiatives include workforce reductions, facilities downsizing and a refined pipeline of development programs and are expected to reduce annualized run-rate operating expenses by the end of 2024.
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
2028 Convertible Senior Notes Exchange
As discussed above under Recent Developments, on November 7, 2024, we entered into an exchange agreement with SBN, pursuant to which we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for $200.0 million aggregate principal amount of 2029 Notes as well as the issuance of 20,451,570 shares of common stock and $50.0 million of cash. The exchange and issuances are expected to close on or about November 21, 2024.
Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash used in operating activities	$(175,408)	$(201,613)
Cash provided by investing activities	65,766	71,179
Cash provided by financing activities	7,213	190,493
Net (decrease) increase in cash, cash equivalents and restricted cash	$(102,429)	$60,059

Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the nine months ended September 30, 2024 of $175.4 million was due primarily to a $312.2 million net loss that included non-cash items such as a goodwill impairment charge of $93.2 million, share-based compensation of $55.0 million, amortization of acquired intangible assets of $20.6 million, depreciation expense of $10.9 million and amortization of right-of-use assets of $10.9 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $10.7 million and $48.9 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory, as well as decreases in accrued expenses and operating lease liabilities. These uses of cash were partially offset by a decrease in accounts receivable.
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
Cash provided by investing activities for the nine months ended September 30, 2024, was primarily from $488.5 million of maturities and sales of investments partially offset by $418.2 million in purchases of investments and $4.6 million in purchases of property and equipment.
Cash provided by investing activities for the nine months ended September 30, 2023, was due to $631.8 million of maturities and sales of investments offset by $553.7 million in purchases of investments, $6.8 million in purchases of property and equipment, and $0.1 million of cash paid for the Apton acquisition, net of cash acquired.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2024 resulted primarily from $7.7 million of proceeds from the issuance of common stock through our equity compensation plans.
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

Contractual Obligations
We presented our contractual obligations at December 31, 2023 in our Annual Report on Form 10-K for the year then ended. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2024.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 7. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2024.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
The 2030 Notes and 2028 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, and accordingly we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The 2029 Notes will also have a fixed annual interest rate of 1.50%.The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 5. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the nine months ended September 30, 2024, we invested in cash equivalents, U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of September 30, 2024 was $471.1 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2024 would have affected the fair value of our investment portfolio by approximately $2.4 million.
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
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
U.S. District Court Proceedings
On September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810) (the “PGI District Court matter”). The matter from this complaint is based on PGI’s U.S. Patent No. 7,767,441 (the “‘441 Patent”). The complaint alleges that our Sequel systems and Sequel II systems infringe the ‘441 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’441 Patent. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘441 Patent.
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
On August 25, 2020, the court ordered a stay of the PGI District Court matter based on a joint stipulation by the parties pending a final written decision on the IPRs. Following the final written decisions on the IPRs described above, on February 2, 2022, the judge ordered that the PGI District Court matter be reopened. However, in a subsequent order dated September 15, 2022, the judge stayed the PGI District Court matter pending a final decision by the U.S. Court of Appeals for the Federal Circuit regarding the appeal described above. On February 26, 2024, we moved to transfer the case from the District     of Delaware to the Northern District of California and that motion was granted on June 18, 2024. On March 18, 2024, the parties filed a joint status report in which PGI requested the Court set a revised scheduling order and we requested grant of our motion to transfer and proposed an alternate scheduling order. A case management conference was held on October 10, 2024 and the Court set a trial date of October 5, 2026. We plan to vigorously defend against the remaining claims.
On December 14, 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong (“CUHK”) filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the "Take2 District Court matter"). The complaint alleges that our Sequel II systems, Sequel IIe systems, and Revio systems that operate version 11.0 or later of the SMRT Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023. The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The CUHK filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. The CUHK filed a response to the petition and institution decision on July 26, 2024. PacBio’s reply to CUHK’s response is due October 28, 2024. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. On May 3, 2024, the Court granted the motion to stay, and the case currently remains stayed. We intend to vigorously defend in this matter.

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
•the potential adverse impact of health epidemics;
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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our new long-read sequencing system in the first quarter of 2023, and commenced commercial shipments of Onso, our new SBB short-read platform, in the third quarter of 2023. We also recently announced that we have begun taking orders for our new Vega benchtop long-read sequencing system in the fourth quarter of 2024, with shipments expected to commence in the first quarter of 2025. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including Revio and Onso, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our prior generation products to our Revio and Vega products, or transitioning users of other third party sequencing platforms to our portfolio of products, and could incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our older products or manage sales and marketing of multiple sequencing platforms;
•drive adoption of our current and future products, including the Sequel II/IIe, Revio, Onso and Vega systems, and products under development;
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
•deliver our beta or early access systems to our external beta or early access testing sites or complete our external beta or early access testing program on our currently expected timelines;
•overcome unexpected challenges discovered during beta or early access testing;
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
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt, in the future. As of September 30, 2024, we had outstanding approximately $459.0 million aggregate principal amount of the 2028 Notes and $441.0 million aggregate principal amount of the 2030 Notes. As discussed in Note 11. Subsequent Events in Part I, Item 1 of this Quarterly Report on Form 10-Q, we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for $200.0 million aggregate principal amount of the 2029 Notes, as well as the issuance of 20,451,570 shares of common stock and $50.0 million of cash. The exchange and issuances are expected to close on or about November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products, including any improvements to our existing products and the launch of the Vega benchtop long-ready system. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.

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
If we are unable to successfully develop and timely manufacture our current and future products, including with respect to SMRT Cells, Sequel II/IIe, Revio, Onso, and Vega systems, and other SMRT Cell, HiFi, and SBB products under development, and related products, our business may be adversely affected.
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio, Onso and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel II/IIe, Revio, Onso, and Vega systems, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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

If the continued rollout of our current and future products, including with respect to the SMRT Cell, the Sequel II/IIe, Revio, Onso and Vega systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell and the Sequel II/IIe, Revio, Onso and Vega systems could materially and adversely affect our business, operations, financial condition, and prospects.
Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.
We have dedicated significant resources to developing our current products, including sequencing systems and consumables based on our proprietary SMRT sequencing technology and our Sequel and Sequel II/IIe systems. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell and the Sequel II/IIe, Revio, Onso and Vega systems, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses and we may not be able to develop, manufacture and commercialize new products or obtain regulatory approval if necessary. We may divert significant resources to research and development initiatives that do not result in commercialized products, and even if these efforts do result in commercialized products, there can be no assurance that such products will compete successfully in the market or achieve an acceptable return, if any, on our research and development efforts and expenses. Moreover, our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.
We must successfully manage new product introductions and transitions, including with respect to the Revio, Onso and Vega systems and each of their related consumables, and the development of acquired technologies, and we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully execute on the commercialization of the Revio HiFi long-read sequencing system, the Onso SBB short-read sequencing system, and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read and short-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent commercialization of our Revio, Onso and Vega systems, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio, Onso and Vega systems and each of their related consumables, and any future long-read and short-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.

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
Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology, and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of the SMRT Cell, the Sequel II/IIe, Revio, Onso and Vega systems, and related products may not grow sufficiently to cover our costs.

There can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products, including with respect to the SMRT Cell and the Sequel II/IIe, Revio, Onso and Vega systems. If we are unable to successfully develop acquired technologies and sell acquired technology products, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.
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
The operations of our third-party manufacturing partners and suppliers have had and may in the future be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to international trade restrictions, inflation, supply chain disruptions, and conditions related to COVID-19 or other epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. For example, the global shortage of semiconductors, which has been reported since early 2021, has caused challenges for us in our supply chain and resulted in some cost increases that have and may continue to adversely impact margins. During these periods of shortages or delays, the price of components may increase, or the components may not be available at all. Our suppliers have raised their prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. For example, the Chinese government may re-impose lockdowns or similar measures to combat the spread of epidemics and these measures have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the political uncertainty in the Middle East associated with the Israel and Hamas conflict, an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. From time to time, certain components of our systems and reagents may reach the end of their life cycles or become obsoleted by our suppliers, and we would have to procure alternative sources for these end-of-life products. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns related to epidemics or pandemics are lifted, supply issues or business disruptions are resolved and/or other sources can be developed.

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
In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells, flow cells and of reagents for both our long- and short-read technologies, involve a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells, flow cells and other products, inadequate reserves for inventory, or other issues.
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
Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. These new and evolving technologies may be superior to, impair, or render obsolete the products we currently offer or the technologies currently underlying our products. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell and the Sequel II/IIe, Revio, Onso and Vega systems, could diminish future demand for our products and may materially and adversely harm our future operating results.
The size of the markets for our products, including our Revio, Onso and Vega instruments, may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
The market for sequencing systems and consumables products is evolving, making it difficult to accurately predict the size of the markets for our current and future products, including our Revio, Onso and Vega instruments. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions that may be incorrect, including the assumptions that academic, governmental, corporate, or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products. In addition, sales of new products may take time to develop and mature and we cannot be certain that these market opportunities will develop as we expect. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market and growth opportunities for our products may be incorrect.
The future growth of the market for our current and future products depends on many factors beyond our control, including recognition and acceptance of our products by the research and scientific communities, the growth, prevalence and costs of competing products and solutions and the development of robust ecosystems supporting our products and their methodologies. For example, the market acceptance and growth of long-read sequencing technologies, like our Revio and Vega systems, depends on a variety of factors, including the availability and cost-effectiveness of related tools for high quality sample collection and preparation and advanced bioinformatic tools to process results; as well as the perceived advantages and disadvantages of long-read sequencing compared to short-read or other sequencing technologies: consequently, if potential customers conclude the costs of adopting long-read sequencing technologies outweigh the benefits, the market for our Revio and Vega systems may be negatively impaired. There can be no assurance that our current or future products will gain traction in the market. If the markets for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited, and it could materially and adversely affect our business, operations, financial condition and prospects.
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
Products using our SMRT sequencing and SBB technology are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel and Sequel II/IIe systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Sequel II/IIe, Revio, Onso and Vega systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including the Revio, Onso and Vega systems, or enhancements to our existing products, including the SMRT Cell and the Sequel II/IIe systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products has and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.

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
Other risks could include:
•interruptions to operations in China as a result of potential disease outbreaks or natural catastrophic events, which have in the past and can result in the future in business closures, transportation restrictions, import and export complications and cause shortages in the supply of raw materials or disruptions in manufacturing;

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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. We will continue to evaluate the impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Further, the U.S. Supreme Court recently overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.
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
Further, if we decide to seek regulatory clearance or approval for certain of our products in countries outside of the United States or if a foreign regulatory authority determines that our products are regulated as medical devices, we would be subject to extensive medical device laws and regulations outside of the United States. Sales of such products outside the United States will likely be subject to foreign regulatory requirements, which can vary greatly from country to country. As a result, the time required to obtain clearances or approvals outside the United States may differ from that required to obtain FDA clearance or approval and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. In Europe, we would need to comply with the Medical Device Regulation 2017/745 and In Vitro Diagnostic Regulation 2017/746, which could make obtaining regulatory approvals in Europe more challenging. In addition, the FDA regulates exports of medical devices. The number and scope of these requirements are increasing. Unlike many of the other companies offering nucleic acid sequencing equipment or consumables, this is an area where we do not have expertise. We, or our other third-party sales and distribution partners, may not be able to obtain regulatory approvals in such countries or may incur significant costs in obtaining or maintaining our foreign regulatory approvals. In addition, the export by us of certain of our products, which have not yet been cleared for domestic commercial distribution, may be subject to FDA or other export restrictions. Failure to comply with these regulatory requirements or obtain and maintain required approvals, clearances and certifications could impair our ability to commercialize our products for diagnostic use outside of the United States. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
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
In addition, if our stockholders sell, or indicate an intent to sell, a large number of shares of our common stock in the public market, it could cause our stock price to fall, particularly if such sales occur over a short period of time (for example, following delivery of shares upon achievement of milestones in our acquisition agreements). We may also issue shares of common stock or securities convertible into our common stock in connection with a financing, acquisition, our equity incentive plans, or otherwise. Any such issuances would result in dilution to our existing stockholders and the market price of our common stock may be adversely affected.
Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.
Our existing principal stockholders, holders of Notes, executive officers, directors, and their affiliates beneficially own, or following conversion of the Notes could own, a significant number of our outstanding shares of common stock. In addition, such parties may acquire additional control by purchasing stock that we issue in connection with our future fundraising efforts. These parties may now and in the future be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered terms (until our board of directors is fully declassified beginning with the 2027 annual meeting of stockholders);
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
As of September 30, 2024, we had outstanding approximately $459.0 million aggregate principal amount of our 2028 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2028 Notes will mature on February 15, 2028, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes, the 2029 Notes (following the closing of the notes exchange) and 2028 Notes (prior to the closing of the notes exchange) are collectively referred to as the Notes.
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

In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the respective indenture or to pay cash upon conversions of Notes or at their maturity as required by the respective indenture would constitute a default under the indenture. A default under any of the indentures or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under any of the indentures could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the Notes.
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
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflict in the Middle East and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.
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
•potential limits to travel as a result of epidemics or pandemics;
•disruptions to global trade due to disease outbreaks or conflicts;
•potential increases on tariffs or restrictions on trade generally; and

•significant taxes or other burdens of complying with a variety of foreign laws and regulations, including laws and regulations relating to privacy and data protection such as the E.U. General Data Protection Regulation.
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
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with the political uncertainty and military actions in the Middle East associated with the Israel and Hamas conflict and the war in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results. Some of our IT infrastructure still utilizes outdated legacy systems, software and hardware, some of which may be approaching end-of-life or end of support, and that may be particularly susceptible to cybersecurity breaches, errors and operational failures. Upgrading, replacing and enhancing such infrastructure may be expensive and put the continuity of our operations at risk while a failure to do so may make us more susceptible to the risks discussed above.
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
Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. For example, the SEC has adopted final rules regarding climate-related disclosures in public companies’ periodic reporting. Following several legal challenges, the SEC has issued an order staying the implementation of such rules. If the SEC prevails and lifts the stay on implementation, our compliance costs may increase.
If our ESG practices fail to meet regulatory requirements or investor or other industry stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, board and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted and customers and suppliers may be unwilling to do business with us and potential or current investors may elect to invest in other companies with ESG practices that are perceived to be better than ours. In addition, ESG reporting and disclosure may result in additional costs and require additional resources to monitor, report, and comply with our various ESG practices as well as additional attention from our board of directors and management. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the expectations of stakeholders, or comply with applicable regulatory requirements, our reputation, business, financial performance, and growth may be adversely impacted.
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
Item 6.    Exhibits

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
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

Pacific Biosciences of California, Inc.

Date: November 8, 2024	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Susan G. Kim
Susan G. Kim Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2024	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)