Form 10-K
period 2024-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2025-03-17
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of common stock on such date as reported by NASDAQ Global Select Market, was approximately $371.4 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of the registrant’s common stock as of February 28, 2025: 297,852,228
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to:
•the availability, uses, accuracy, sensitivity, advantages, compatibility, pricing, specifications, quality, or performance of, or benefits or expected benefits of using, our products or technologies, including the Revio®, OnsoTM and VegaTM systems;
•our current and future products;
•improvements to our existing products;
•our strategic and commercial plans, including our expectations regarding our clinical strategy and Revio, Onso and Vega systems;
•our market opportunity, including market size and expected market growth;
•our expectations regarding the conversion of backlog to revenue and the pricing and gross margin for products;
•our manufacturing plans including developing and scaling of manufacturing and delivery of our products;
•any reductions or potential reductions in government funding, including for the National Institutes of Health (“NIH"), or targeted cancellations by the U.S. federal government of certain grants or contracts, could negatively impact our customers and reduce demand for our products and services;
•our research and development plans;
•the anticipated impact of catastrophic events, including health epidemics or pandemics and military or other armed conflicts, on our business, business plans and results of operations;
•uncertainty regarding or potential changes in diplomatic and trade relationships as a result of the recent change in the U.S. government administration;
•the impact of tariffs recently imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” in this report and in other documents we file with the Securities and Exchange Commission ("SEC"). Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent management’s beliefs and assumptions as of the date of this report. Except as required by law, we assume no obligation to update forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

PART I

ITEM 1. BUSINESS

Overview
We are a premier life science technology company that designs, develops, and manufactures advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems.
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBBTM) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential. Long-read sequencing has been applied to produce telomere-to-telomere genomes of humans, pangenome references, and has been recognized for its ability to provide more complete views of human variation.
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

Recent Developments
In 2024, we launched VegaTM, a revolutionary new benchtop sequencer designed to make accurate long-read sequencing accessible to more laboratories than ever before. Vega delivers up to 60 gigabases of long reads per run and is designed to provide accurate HiFi reads and high-quality genomic, transcriptomic, and epigenetic data for individual labs.
Additionally, in the fourth quarter of 2024, we launched SPRQ chemistry for the Revio system. The SPRQ chemistry will increase the efficiency of loading on Revio SMRT® Cells, reducing DNA input requirements to just 500 ng, a 75% reduction. These lower input requirements will allow HiFi sequencing to support new sample types, like saliva and tumors. The chemistry is also expected to improve sequencing performance, providing an approximately 33% increase in sequencing yield per SMRT Cell. Collectively, these enhancements are designed to enable each Revio instrument to sequence up to 2,500 human whole genomes per year at a cost of just under $500 per human genome.
In the first quarter of 2024, we commenced commercial shipments for the PureTarget repeat expansion panel, a new solution designed to comprehensively analyze 20 genes associated with serious neurological disorders, including challenging-to-sequence genes with tandem repeat expansions. We also released the Nanobind PanDNA kit as a single kit that supports extraction of high quality DNA from many sample types, and the HiFi prep kit as a scalable and automation-friendly library prep for genomic samples.

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

Fiscal 2024 Form 10-K	3

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

Fiscal 2024 Form 10-K	4

•characterize complex microbial communities to understand their role in human, animal, and environmental health.
Oncology: Enable the discoveries of underlying causes of cancer, progression, and relapse
Understanding tumor cells' cellular and molecular complexity is critical in developing more effective targeted cancer therapies. Single-cell transcriptomics is particularly impactful in defining cellular identity and function; however, other technologies miss critical information by only sequencing a portion of RNA. Our long-read RNA sequencing method, single-cell Iso-Seq (scIso-Seq), accurately detects molecular events such as RNA isoforms and expressed mutations and provides gene expression information at the single-cell level. We believe scIso-Seq is uniquely positioned to enable discoveries by researchers of the underlying causes of cancer initiation, progression, and relapse, as well as the discovery by researchers of novel diagnostic, prognostic, and predictive biomarkers that may inform future clinical tests.
As novel discoveries continue to be made using our long-read sequencing technology, we believe our SBB short-read sequencing technology will enable us to meet customers' demands in the expanding non-invasive testing market in oncology. Due to the small amounts of circulating tumor DNA (ctDNA) present in the blood of early-stage cancer patients and those with minimal residual disease (MRD), the presence of cancer often goes undetected, and a more sensitive assay will be required. Based on testing internally and at beta customer sites, we believe our SBB technology has the potential to offer higher accuracy than competitor sequencing technologies, which may in the future support our customers’ development of more sensitive tests for the purpose of earlier detection and more robust monitoring of cancer.
Plant and Animal Sciences: Helping scientists answer biological questions for a healthier world
In Plant and Animal Sciences, academic, government and corporate researchers are using our technology to explore and catalog the genetic and biological diversity of organisms for the breeding, propagation, and production of crops and livestock while conserving the planet’s natural resources. Our HiFi sequencing enables researchers to build high quality de novo reference genomes and transcriptomes to study variations across species enabling improvements to global conservation initiatives and support the breeding and production of resilient and higher yielding crops to meet the world's growing population and demand.

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
HiFi Long-Read Sequencing
Our HiFi long-read sequencing protocol was built upon our SMRT sequencing systems, including consumables and software, and offers customized end-to-end workflows for different sequencing applications. Highly accurate, long sequence reads simplify and accelerate data analysis algorithms, reducing the need for error correction and/or assembly, depending on the application.
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

Fiscal 2024 Form 10-K	5

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
SMRT Sequencing is based on following the activity of DNA polymerase on individual DNA molecules in real time that occurs on our SMRT Cells that are monitored and analyzed within our HiFi long-read sequencing systems: the Revio system, Vega system, Sequel® system, Sequel II system, and Sequel IIe system. Carried out on SMRTbell® templates, which attach hairpin adapters to the ends of double-stranded DNA molecules to be sequenced, SMRT sequencing allows for the successive sequencing of both the forward and reverse strands of the individual DNA molecule occurring multiple times, thereby allowing for the same base of the same molecule to be sequenced more than once in a sequencing run. The base calls from the serial observation of the molecule can be processed to generate the final base call in an analytical procedure called circular consensus sequencing, leading to what we have defined as our HiFi sequence reads, which have high accuracy typically being defined as having greater than 99% read accuracy, but often exceeding greater than 99.9% accuracy, according to research we performed in collaboration with other researchers, subsequently published in Nature Biotechnology in 2019. HiFi reads typically are 15-20 kilobases in size, depending on the input fragments, providing sufficient read length with our accuracy to support a multitude of applications across human health, plant and animal, and microbiology, according to research we performed in collaboration with other researchers, subsequently published in Scientific Data in 2020. According to an article published by Genome Research in 2024, users are able to increase rare disease solve rates using HiFi over short read sequencing. HiFi was also cited as having the ability to resolve complex rearrangements in rare disease cases, subsequently published in an article on Nature.com in 2024. The ability to generate single-DNA molecule sequence reads that are both long and highly accurate allows researchers to obtain more contiguous, complete, and accurate genomic data, thereby allowing for greater insights into the complexity of biological systems.
HiFi Long-Read Sequencing Instruments: Revio system, Vega system, and Sequel systems
Our Revio, Vega, Sequel, Sequel II, and Sequel IIe instruments conduct, monitor, and analyze single-molecule biochemical reactions in real time. The instruments use extremely sensitive imaging systems to collect the light pulses emitted by fluorescent reagents allowing the observation of biological processes. Computer algorithms are used to translate the information that is captured by the optics system. Using the recorded information, light pulses are converted into either an A, C, G, or T base call with associated quality metrics. Once sequencing is started, the real-time data is delivered to the system’s primary analysis pipeline, which outputs base identity and quality values.
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

Fiscal 2024 Form 10-K	6

We have developed and are offering a new line of KinnexTM kits with companion SMRT Link software to enable high-throughput, scalable, cost-effective RNA applications including bulk RNA, single-cell RNA, and 16S rRNA sequencing. The Kinnex kits are built upon the Multiplexed Array Sequencing (MAS-Seq) method for concatenating smaller amplicons into larger fragments to sequence on PacBio's long read sequencers, significantly increasing the molecular yield. Throughput increase in these key RNA applications where the dynamic range of different RNA isoforms (bulk and single-cell) or microbial species (16S) can vary by orders of magnitude, enables characterization of these complex RNA samples while drastically reducing sequencing need.
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

Fiscal 2024 Form 10-K	7

Our Strategy for Growth
Our main objectives are to grow revenue and expand gross margins through the following four activities:
•Enabling the full-scale release of the Vega benchtop platform to broaden our market reach. We believe this platform broadens the long-read market opportunity.
•Accelerating samples onto the Revio platform via SPRQ chemistry and application kits. The SPRQ chemistry enables the sub-$500 HiFi genome, improves methylation detection capabilities, and achieves a 75% reduction in DNA input requirements for human whole genome sequencing. These features can drive more samples onto HiFi sequencing than ever before.
•Investing in future product launches to diversify our offerings. We continue to develop sequencing systems designed to increase throughput and lower the cost to sequence a genome, which we believe will allow us to address an even larger part of the market. Additionally, we continue to develop kitted-solutions, like our Kinnex Full-length RNA kits and PureTarget, and enhance our on-market sequencers with products like SPRQ chemistry to drive more sequencing volume.
•Progressing our clinical strategy to improve outcomes and create durability. In 2024 Revio was increasingly being used in laboratory-developed test (“LDT”) and clinical research settings to consolidate multiple tests and address complex genetic challenges.

Marketing, Sales, Service, and Support
We market our products through a global sales force and through distribution partners in Australia, certain parts of Asia, Europe, the Middle East, Africa, Central America and South America. We plan to continue to invest in growing our marketing, sales, service, and support resources as we drive continued adoption of products, launch new products, and expand our customer base.

Customers
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies, and agricultural companies. In general, our customers will isolate, prepare, and analyze genetic samples using PacBio systems in their own laboratories, or they will send their genetic samples to third-party service providers who in turn will sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis. For example, customers in academic research institutions may have bacteria, animal, or human DNA samples isolated from various sources while agricultural biology companies may have DNA samples isolated from different strains of rice, corn, or other crops.
We receive a significant portion of our revenue from a limited number of customers, many of whom make large purchases on a purchase-order basis. For the years ended December 31, 2024, and 2023, no customer accounted for 10% or more of our total revenue. For the year ended December 31, 2022, one customer exceeded 10% of our total revenue.
We believe that the majority of our current customers are early adopters of sequencing technology. By focusing our efforts on high-value applications and developing whole product solutions around these applications, we seek to drive the adoption of our products across a broader customer base and into numerous large-scale projects. In general, the broader adoption of new technologies by mainstream customers can take a number of years.

Backlog
As of December 31, 2024, our product backlog was approximately $31.2 million, compared to $18.7 million as of December 31, 2023. We define backlog as purchase orders or signed contracts from our customers, which we believe are firm and for which we have not yet recognized revenue. We expect to convert the majority of this

Fiscal 2024 Form 10-K	8

backlog to revenue during 2025; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

Manufacturing
We manufacture sequencing instruments, SMRT Cells, and reagents. Our key manufacturing and service facility in Menlo Park, California has received ISO 13485 and ISO 9001 certifications for the design, development, manufacture, distribution, installation, and servicing of its nucleic acid sequencing platforms. We utilize domestic and international subcontract manufacturers for components of the manufacturing process. We purchase both custom and off-the-shelf components from a large number of suppliers worldwide and subject them to significant quality specifications. We periodically conduct quality audits of most of our critical suppliers and have established a supplier qualification program. Some of the components required in our products are currently either sole sourced or single sourced.

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

Intellectual Property
Developing and maintaining a strong intellectual property portfolio is an important element of our business. We have sought, and will continue to seek, patent protection for our SMRT kit and SBB technology, for improvements to our SMRT kit and SBB technology, as well as for any of our other technologies where we believe such protection will be advantageous.
Our current patent portfolio, including patents exclusively licensed to us, is directed to various technologies, including SMRT nucleic acid sequencing and other methods for analyzing biological samples, zero-mode waveguide ("ZMW") arrays, surface treatments, phospholinked nucleotides and other reagents for use in nucleic acid sequencing, optical short-read nucleic acid sequencing, nucleic acid preparation, and purification components and systems, processes for identifying nucleotides within nucleic acid sequences, and processes for analysis and comparison of nucleic acid sequence data. Some of the patents and applications that we own, as well as some of the patents and applications that we have licensed from other parties, are subject to U.S. government march-in rights, whereby the U.S. government may disregard our exclusive patent rights on its own behalf or on behalf of third parties by imposing licenses in certain circumstances, such as if we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications.
As of December 31, 2024, we own or hold exclusive licenses to 448 issued U.S. patents, 69 pending U.S. patent applications, 8 pending Patent Cooperation Treaty ("PCT") patent applications, 265 issued foreign patents, and 120 pending foreign patent applications. The full term of the issued U.S. patents will expire between 2025 and 2042. We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

Other Sequencing Solutions
There are a significant number of companies offering nucleic acid sequencing equipment or consumables. These include, but are not limited to, Illumina, Inc. (“Illumina”), BGI Genomics (also known as MGI or Complete Genomics), Thermo Fisher Scientific Inc. (“Thermo”), Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Roche Holding AG (“Roche”), Qiagen N.V. (“Qiagen”), Element Biosciences, Inc. (“Element”), Bionano Genomics, Inc. (“Bionano”), Ultima Genomics, Inc. (“Ultima”), Singular Genomics Systems, Inc. (“Singular”) and 10x Genomics, Inc. ("10x"). These companies may have different levels of financial, technical, manufacturing, administrative, and support resources available to them. We expect continued intense competition within the overall nucleic

Fiscal 2024 Form 10-K	9

acid sequencing market as there are several companies developing new sequencing technologies, products and/or services. Increased competition may result in pricing pressures, which could harm our sales, profitability, or share of supply.
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

Government Regulation
The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising, and labeling of certain medical devices, including in vitro diagnostic products and laboratory-developed tests, are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act ("FDCA") and comparable state and foreign regulatory agencies. FDA defines a medical device as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article, including any component part or accessory, which is (i) intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals, or (ii) intended to affect the structure or any function of the body of man or other animals and which does not achieve any of its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes. Medical devices to be commercially distributed in the United States must receive from the FDA either clearance of a pre-market notification, known as 510(k), or pre-market approval pursuant to the FDC Act prior to marketing, unless subject to an exemption.
We currently label and sell our products for research use only (“RUO”) and primarily sell them to research customers in various settings, including academic institutions, life sciences and research laboratories that conduct research, and biopharmaceutical and biotechnology companies for non-diagnostic and non-clinical purposes. Our current RUO products are not intended or promoted for use in clinical practice in the diagnosis of disease or other conditions, and they are labeled for research use only, not for use in diagnostic procedures. Accordingly, we believe our products, as we intend to market them, are not subject to regulation by the FDA. Rather, while FDA regulations require that RUO products be labeled for research use only and to market and distribute RUO products in accordance with the FDA RUO guidance, the regulations do not subject RUO products to the FDA’s jurisdiction or the broader pre- and post-market controls for medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to FDA regulation, or the FDA’s regulatory jurisdiction could be expanded to include our products. If we wish to label and expand product lines to address the diagnosis of disease, regulation by governmental authorities in the United States and other countries will become an increasingly significant factor in development, testing, production, and marketing. In the future, products that we may develop in the molecular diagnostic markets, depending on their intended use, may be regulated as medical devices or in vitro diagnostic products (“IVDs”) by the FDA and comparable agencies in other countries. In the U.S., if we market our products for use in performing clinical diagnostics, such products would be subject to regulation by the FDA under pre-market and post-market control as medical devices, unless an exemption applies, and we would be required to obtain either prior 510(k) clearance or prior pre-market approval from the FDA before commercializing the product. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and meet all of the local regulatory requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines. Changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of our products.
In 2013, the FDA issued a final guidance on products labeled for research use only, which, among other things, reaffirmed that a company may not make any clinical or diagnostic claims about an RUO product, stating that merely including a labeling statement that the product is for research purposes only will not necessarily render the device exempt from the FDA’s clearance, approval, or other regulatory requirements if the totality of circumstances surrounding the distribution of the product indicates that the manufacturer knows its product is being used by customers for diagnostic uses or the manufacturer intends such a use. These circumstances

Fiscal 2024 Form 10-K	10

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
For example, in some cases, our customers, including laboratories that offer services as part of our certified service provider program, may use our RUO products in their own LDTs or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. The FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. As laboratories and manufacturers

Fiscal 2024 Form 10-K	11

develop more complex genetic tests and diagnostic software, the FDA may increase its regulation of LDTs. Legislative and administrative proposals to amend the FDA's oversight of LDTs have been introduced in recent years, including the Verifying Accurate Leading-edge IVCT Development Act of 2021 (the “VALID Act”). In September 2022, Congress passed the FDA user fee reauthorization legislation without substantive FDA policy riders, including the VALID Act. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the FDCA, including when the manufacturer of the diagnostic product is a laboratory. This final rule is being challenged in federal courts. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including this LDT final rule. The new Trump administration, including changes in the leadership at the FDA, may issue new policies and regulations that can impact the compliance status of our products or that of our customers. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements.
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

Fiscal 2024 Form 10-K	12

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

Human Capital

As of December 31, 2024, we had 575 full-time employees. Of these employees, 207 were in research and development, 67 were in operations, 39 were in service, 187 were in marketing and sales, and 75 were in general and administration. With the exception of our field-based sales, marketing, and service teams, the majority of our employees are in California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.
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

Fiscal 2024 Form 10-K	13

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
Training and Development
We believe in encouraging employees to become lifelong learners by providing ongoing learning and leadership training opportunities. We provide a scaled learning platform of on-demand and virtual classroom learning focused on personal and professional development. While we strive to provide real-time recognition of employee performance, we have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where training and development may be needed.

Available Information
Our website is located at www.pacb.com. The information posted on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
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

Fiscal 2024 Form 10-K	14

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
•our ability to implement required expense reduction initiatives;
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
•the impact of tariffs recently imposed by the U.S. government and its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
•our ability to consistently manufacture our instruments and consumables to meet customers’ specifications, quantity, cost, or performance requirements;
•the high amount of competition we face in our industry;
•our ability to attract customers and increase sales of current and future products;
•our reliance on a limited number of customers for a significant portion of our revenues, including academic, research and government institutions, which may be impacted by reductions in funding or targeted cancellations of certain grants or contracts by the U.S. federal government;
•the complexity of our products giving rise to defects or errors;
•our unpredictable and lengthy sales cycles;
•the possibility that our goodwill or intangible assets could become impaired;
•adverse effects resulting from political and economic tensions between the United States and other countries, including China and Russia, and other geopolitical uncertainties;
•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;

Fiscal 2024 Form 10-K	15

•the potential adverse impact of health epidemics;
•potential cybersecurity incidents and security breaches;
•governmental regulations that burden operations or narrow the market for our products;
•adverse effects resulting from enhanced trade tariffs, import restrictions, export restrictions, or other trade barriers;
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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our new long-read sequencing system in the first quarter of 2023, and commenced commercial shipments of Onso, our new SBB short-read platform, in the third quarter of 2023. We also began taking orders and shipping our new Vega benchtop long-read sequencing system in the fourth quarter of 2024. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning our prior generation products to our Revio and Vega products, or transitioning users of other third party sequencing platforms to our portfolio of products, and could incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
•manage the timeliness of our new product introductions and the rate at which sales of our new products may cannibalize sales of our existing products or manage sales and marketing of multiple sequencing platforms;
•drive adoption of our current and future products;
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
•deliver our early access systems to our external early access testing sites or complete our external early access testing program on our currently expected timelines;

Fiscal 2024 Form 10-K	16

•overcome unexpected challenges discovered during early access testing;
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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy, and acts by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $184.5 million of impairment charges during the year ended December 31, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K. Any such charges may adversely affect our results of operations.
We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we initiated expense reduction plans during the second quarter of 2024, we do not expect to be profitable in 2025, and there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.
Our net losses since inception and our expectation of incurring substantial losses and negative cash flow for the foreseeable future could:
•make it more difficult for us to satisfy our obligations;
•increase our vulnerability to general adverse economic and industry conditions;

Fiscal 2024 Form 10-K	17

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
Any or all of the foregoing may have a material adverse effect on our business, operations, financial condition, and prospects. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expand into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
Expense reduction initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives, whether in the time frame anticipated or at all.
Our expense reduction initiatives comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities. For example, during the second quarter of 2024 we initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.

Fiscal 2024 Form 10-K	18

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt in the future. As of December 31, 2024, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “Exchange Transaction”). The Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products and improve our existing products. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We may need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.
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
•failure or material delay in closing a transaction;

Fiscal 2024 Form 10-K	19

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

Fiscal 2024 Form 10-K	20

If we are unable to successfully develop and timely manufacture our current and future products, including with respect to SMRT Cells, Sequel, Sequel II/IIe, Revio, Onso, and Vega systems, and other SMRT Cell, HiFi, and SBB products under development, and related products, our business may be adversely affected.
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Sequel, Sequel II/IIe, Revio, Onso and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including with respect to SMRT Cells, reagents, Sequel, Sequel II/IIe, Revio, Onso, and Vega systems, and other SMRT Cell, HiFi, and SBB products under development, including acquired technologies, and including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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
If the continued rollout of our current and future products, including with respect to the SMRT Cell, the Sequel, Sequel II/IIe, Revio, Onso and Vega systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell and the Sequel, Sequel II/IIe, Revio, Onso and Vega systems could materially and adversely affect our business, operations, financial condition, and prospects.

Fiscal 2024 Form 10-K	21

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.
We have dedicated significant resources to developing our current products. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell and the Sequel II/IIe, Revio, Onso and Vega systems, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses and we may not be able to develop, manufacture and commercialize new products or obtain regulatory approval if necessary. We may divert significant resources to research and development initiatives that do not result in commercialized products, and even if these efforts do result in commercialized products, there can be no assurance that such products will compete successfully in the market or achieve an acceptable return, if any, on our research and development efforts and expenses. Moreover, our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.
We must successfully manage new product introductions and transitions and the development of acquired technologies, for which we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.
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
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Fiscal 2024 Form 10-K	22

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
We have in recent years experienced significant changes to our leadership team, and although we believe these leadership transitions are in the best interest of our stakeholders, these transitions may result in the loss of personnel with deep institutional or technical knowledge. Further, the transition could potentially disrupt our operations and relationships with employees, suppliers, partners, and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully recruit and integrate our new leadership team members within our organization to achieve our operating objectives; as such, the leadership transition may temporarily affect our business performance and results of operations while the new members of our leadership team become familiar with our business. In addition, our competitors may seek to use this transition and the related potential disruptions to gain a competitive advantage over us. Furthermore, these changes may increase our dependency on the other members of our leadership team that remain with us, who are not contractually obligated to remain employed with us and may leave at any time. Any such departure could be particularly disruptive given that we are already experiencing leadership transitions and, to the extent we experience additional management turnover, competition for top management is high such that it may take some time to find a candidate that meets our requirements. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be materially and adversely affected.
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
Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel. Our industry, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. Our employees can leave our company with little to no prior notice and would be free to work for a competitor. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. We also compete for qualified sales personnel to support the commercialization of our existing and new products. Workforce reductions, such as the workforce reduction we implemented in 2024, and other expense reduction efforts may be negatively received by potential or current employees, and accordingly result in attrition or difficulty in recruiting desirable candidates. Additionally, we may face challenges in retaining and recruiting key personnel due to sustained declines in our stock price that could reduce the retentive value of stock options, restricted stock units and other equity awards we issue as compensation. We may not be able to provide adequate cash or other incentives to adequately counterbalance any negative perceptions about the value of our equity awards. Moreover, the value of any equity awards that we do grant to our personnel may be significantly affected by movements in our stock price that are beyond our control. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition.
Further, changes to U.S. immigration policies, such as such as the implementation of more restrictive interpretations by the U.S. Citizenship and Immigration Services of regulatory requirements for H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If some of our employees’ temporary work permits expire and are not renewed, we may face increased turnover rates and labor shortages, which could result in higher labor costs.

Fiscal 2024 Form 10-K	23

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
Although nucleic acid sequencing technology is well-established, our SMRT Sequencing technology is relatively new and evolving. We cannot be sure that our current or future products will gain acceptance in the marketplace at levels sufficient to support our costs. Our success depends, in part, on our ability to expand overall demand for nucleic acid sequencing to include new applications that are not practicable with other current technologies and to introduce new products that capture a larger share of growing overall demand for sequencing. To accomplish this, we must successfully commercialize, and continue development of, our proprietary SMRT Sequencing technology for use in a variety of life science and other research applications, including uses by academic, government and clinical laboratories, as well as pharmaceutical, diagnostic, biotechnology, and agriculture companies, among others. However, we may be unsuccessful in these efforts and the sale and commercialization of our products may not grow sufficiently to cover our costs.
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

Fiscal 2024 Form 10-K	24

We rely on other companies for the manufacture of certain components and sub-assemblies and intend to outsource additional sub-assemblies in the future, some of which are sole sources. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.
Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain critical components from a single source, including suppliers for our SMRT Cells, reagents, and instruments. We cannot assure you that product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or that product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to source these product components from sole-source third-party manufacturing and supply collaborators for any reason, including in connection with acts of terrorism, hostilities, military conflict and acts of war, including between China and Taiwan, or secure a sufficient supply of these product components on a timely basis and at an acceptable cost, or if these components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.
The operations of our third-party manufacturing partners and suppliers have had and may in the future be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to changing international trade policies, inflation, supply chain disruptions, and conditions    related to epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. We have and may continue to face challenges in our supply chain, which has and may continue to adversely impact margins. During periods of shortage or delay, the price of components may increase or the components may not be available at all. Our suppliers have raised prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Various government policies have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. If as a result of global economic or political instability, such as the uncertainty in the Middle East, an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, changing international trade policies, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments or product components may be affected. Occasionally, system components and reagents reach the end of their life cycles or become obsolete, requiring us to source alternatives. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns related to epidemics or pandemics are lifted, supply issues or business disruptions are resolved and/or other sources can be developed.

Fiscal 2024 Form 10-K	25

Our current manufacturing process is also characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected, and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations and expand our product offerings, our business, operations, financial condition, and prospects could be materially and adversely harmed.
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
There is no assurance that we will be able to manufacture our products so that they consistently achieve the product specifications and quality that our customers expect, including any products developed for clinical uses. Problems in the design or quality of our products, including low manufacturing yields of SMRT Cells, flow cells, or sub-performing reagent lots may have a material adverse effect on our brand, business, financial condition, and operating results, and could result in us losing our ISO certifications. If we were to lose our ISO certifications, then our customers might choose not to purchase products from us. There is also no assurance that we will be able to increase manufacturing yields and decrease costs, particularly if high rates of inflation continue, or that we will be successful in forecasting customer demand or manufacturing and supply costs, or that product supplies, including reagents or integrated chips, will not be limited or interrupted, or will be of satisfactory quality or continue to be available at acceptable prices. Furthermore, while we are undertaking efforts to increase our manufacturing scale and capability, we may not be able to increase manufacturing to meet anticipated demand or may experience downtime in our manufacturing facilities, including, for example, if our suppliers are unable to meet our increased demand at a time when the supply chain is under duress due to potential dislocations and disruptions in product and employee availability (whether due to pandemics, government policy or otherwise). An inability to manufacture products and components that consistently meet specifications, in necessary quantities and at commercially acceptable costs, will have a negative impact, and may have a material adverse effect on our business, product development timelines, financial condition and results of operations.
Rapidly changing technology in life sciences and research diagnostics could make our products obsolete unless we continue to develop, manufacture and commercialize new and improved products and pursue new opportunities.
Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. These new and evolving technologies may be superior to, impair, or render obsolete the products we currently offer or the technologies currently underlying our products. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell and the Sequel, Sequel II/IIe, Revio, Onso and Vega systems, could diminish future demand for our products and may materially and adversely harm our future operating results.

Fiscal 2024 Form 10-K	26

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

Fiscal 2024 Form 10-K	27

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
We receive a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2024, and 2023, no customer accounted for 10% or more of our total revenue. For the year ended December 31, 2022, one customer, who is our primary distributor in China, exceeded 10% of our total revenue. Many of these customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

Fiscal 2024 Form 10-K	28

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
Our products are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel and Sequel II/IIe systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Sequel II/IIe, Revio, Onso and Vega systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including the Revio, Onso and Vega systems, or enhancements to our existing products, including the SMRT Cell and the Sequel II/IIe systems, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products has and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.
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

Fiscal 2024 Form 10-K	29

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
We are subject to risks associated with political conflicts between the U.S. and China. A portion of our revenue is generated from China. For the years ended December 31, 2024, and 2023, no customer accounted for 10% or more of our total revenue. For the year ended December 31, 2022, one customer, who is our primary distributor in China, exceeded 10% of our total revenue. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

Fiscal 2024 Form 10-K	30

Consequently, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. Tariffs imposed by the U.S. and China have increased, and may continue to increase, our costs. Additionally, export restrictions imposed by the U.S. may impact our ability to export certain products to customers or distributors in China and restrict our ability to use certain integrated circuits in our products, and it is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. Moreover, the Chinese government may retaliate against U.S. trade restrictions in ways that could impact our business, including through the imposition of tariffs on imports from the U.S. and/or the imposition of export controls affecting the export of certain items from China. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax, or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For more information, see “—Enhanced trade tariffs, import restrictions, export restrictions or other trade barriers may materially harm our business.”
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
Substantially all of our consumable chips are partly manufactured by a company based in Taiwan. Our supply of consumables chips and other critical components may be materially and adversely affected by diplomatic, geopolitical, military and other developments affecting the relationship between China and Taiwan. Recent military exercises in the Taiwan Strait have contributed to geopolitical uncertainty regarding the future of the relationship between China and Taiwan. Current or future diplomatic, geopolitical, military or other tensions between China and Taiwan, including trade disputes, may lead to circumstances that negatively affect the availability of such consumable chips and other critical components to us, which could limit or prohibit our ability to manufacture consumable chips and other critical components or lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, which could materially and adversely impact our business, operations, prospects, financial condition and results, and results of operations.
Our operating results fluctuate from quarter to quarter and year over year, which makes our future results difficult to predict and could negatively impact the market price of our common stock.
Sales of our products, particularly our sequencing instruments, are subject to significant seasonality due to several factors, including the procurement and budgeting cycles of many of our customers, especially government-funded customers, which often coincide with government fiscal year ends and significant holidays disrupting business and sales activities in key markets. These factors have contributed, and in the future may contribute, to substantial fluctuations in our quarterly operating results.
Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;

Fiscal 2024 Form 10-K	31

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
Consequently, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Additionally, any bankruptcy of a customer or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant partnerships, could impact our revenue recognition or result in material losses to us, which may have a material adverse impact on our business. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations, and prospects.
Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be subject to substantial limitations.
Under Sections 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or tax liability. An “ownership change” is generally defined as a greater than 50% change (by value) in a corporation’s equity ownership by “5 percent shareholders” over a rolling three-year period. We believe that we have had one or more ownership changes, and as a result our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Sections 382 and 383. Further, California has enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
Changes in tax law and differences in interpretation of tax laws and regulations could adversely impact our business and financial condition.
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant changes, with or without advance notice. Changes in tax laws, regulations or rulings, changes in interpretations of existing laws and regulations or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations.

Fiscal 2024 Form 10-K	32

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

Fiscal 2024 Form 10-K	33

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

Fiscal 2024 Form 10-K	34

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
Our pending, issued and granted U.S. and foreign patents and patent applications have been, are and may in the future be, subject to challenges by ONT Ltd., Oxford Nanopore Technologies, Inc. ("ONT Inc.") and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) in addition to other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations, or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature before the Patent Trial and Appeal Board (“PTAB”) in the future could result in determinations that our patents or pending patent applications are unpatentable to us, or are invalidated or unenforceable in whole or in part and could require us to expend significant time, funds, and other resources in litigating such challenges. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology and could materially and adversely affect our business. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such products. Such a loss of patent protection would have a material adverse impact on our business.

Fiscal 2024 Form 10-K	35

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

Fiscal 2024 Form 10-K	36

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

Fiscal 2024 Form 10-K	37

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
We are subject, both directly and indirectly, to the adverse impact of government regulation of our operations and markets. For example, export of our instruments may be subject to strict regulatory control in a number of jurisdictions, and we could experience disruption in our supply chain as a result of certain geopolitical events and conflicts and any related political or economic responses and counter-responses or otherwise by various global actors. On January 15, 2025, the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) issued an Interim Final Rule (“IFR”) implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. While the Company’s products would not be included under the current IFR, future BIS or other government regulations could potentially apply to our products and/or negatively impact our ability to export those products to certain countries and markets. Additionally, restrictions on the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China continue to increase in both product and country scope and may impact our ability to provide products to customers or distributors worldwide. We have expanded and are continuing to expand the international jurisdictions into which we supply products, which increases the risks surrounding governmental regulations relating to our business. The need to or failure to satisfy export control criteria or to obtain necessary clearances could delay or prevent shipment of products, which could materially and adversely affect our revenue and profitability. Moreover, the life sciences industry, which is expected to continue to be one of the primary markets for our technology, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which may narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that may adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, diagnostics or therapies become widespread, there may be less demand for our products.
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

Fiscal 2024 Form 10-K	38

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
Our products are currently labeled and promoted as research use only (“RUO”) products and are not currently designed, or intended to be used, for clinical diagnostic tests or as medical devices. However, in the future, certain of our products or related applications, such as those that may be developed for clinical uses, could be subject to regulation by the FDA, or the FDA’s regulatory jurisdiction could be expanded to include our products. Also, even if our products are labeled, promoted, and intended as RUO, the FDA or comparable agencies of other countries could disagree with our conclusion that our products are intended for research use only or deem our sales, marketing and promotional efforts as being inconsistent with the FDA’s guidance on RUO products. For example, our customers may independently elect to use our RUO labeled products in their own LDTs for clinical diagnostic use, which could subject our products to government regulation, and the regulatory clearance or approval and maintenance process for such products may be uncertain, expensive, and time-consuming.
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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the FDCA, including when the manufacturer of the diagnostic product is a laboratory. The American Clinical Laboratory Association and a private laboratory have initiated litigation against the agency to challenge the implementation of this final rule. We will continue to evaluate the impact of this final rule, this litigation, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Further, the U.S. Supreme Court recently overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.

Fiscal 2024 Form 10-K	39

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
If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic decision-making purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the FDCA and subject to recall and/or other enforcement action.
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

Fiscal 2024 Form 10-K	40

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region, as discussed above. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs ranging from 7.5% to 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Since that time, USTR has enacted further tariff increases on certain Chinese products, in some instances raising the additional tariffs on these projects to up to 100%. In February 2025, the U.S. government also enacted an additional 10% ad valorem tariff on almost all imports of Chinese-origin goods, and in March 2025, this tariff was further escalated to 20% ad valorem. Additionally, China also has imposed tariffs on imports into China from the United States. These tariffs have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. In February 2025, the Trump Administration also announced new 25% tariffs on imports from Canada and Mexico, which were temporarily suspended subject to further negotiations, and partially implemented with respect to goods not eligible for duty-free import under the U.S.-Mexico-Canada Agreement as of March 2025. U.S. tariffs of 25% have also been implemented on a wider array of imported steel and aluminum items as of March 2025. Additional tariffs on a wider range of countries may be forthcoming. Further tariffs may be imposed that could cover imports of additional components and materials used in our products, including for example semiconductor chips, or our business may be adversely impacted by retaliatory trade measures taken by China, Canada, the EU, or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition, and results of operations. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable.

Fiscal 2024 Form 10-K	41

Additionally, the U.S. government has continued to increase controls imposed in 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. As of May 2025, regulations would further expand the controls to impose a worldwide licensing requirement. In many cases, these licenses are subject to a policy of denial and will not be issued. These existing and future controls may impact our ability to export certain products to customers or distributors in China or other locations and restrict our ability to use certain integrated circuits in our products. The U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to provide items to these entities. Moreover, in November 2018, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) released an advance notice of proposed rulemaking to control the export of emerging technologies. This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. Since 2018, the U.S. government has continued to provide updated lists of emerging technologies subject to national security consents. These lists continue to include biotechnologies including “[g]enome and protein engineering including design tools” and “[b]iomanufacturing and bioprocessing technologies.” Therefore, it is possible that our ability to export our products to customers or distributors may be further restricted in the future. For example, on January 15, 2025, BIS issued an IFR implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. While the Company’s products would not be included under the current IFR, future BIS or other government regulations could potentially apply to our products and/or negatively impact our ability to export those products to certain countries and markets.
The Chinese government has introduced retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese or U.S. governments will implement additional retaliatory measures which could impact our business. For example, in December 2024, China announced a new export control regime that includes stringent export controls on exports of germanium and gallium, and in February 2025 implemented additional export controls regulating the export of resources including tungsten, tellurium, bismuth, indium, and molybdenum. It also is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations.
Our international business could expose us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
Engaging in international business inherently involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (“GDPR”), the UK General Data Protection Regulation and other data privacy requirements, labor and employment regulations, anti-competition regulations, the U.K. Bribery Act of 2010 and other anti-corruption laws, regulations relating to the use of certain hazardous substances or chemicals in commercial products, and require the collection, reuse, and recycling of waste from products we manufacture;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and trade and economic sanctions and other regulations established by the Office of Foreign Asset Control;
•export requirements and import or trade restrictions;
•laws and business practices favoring local companies;
•restrictions on both inbound and outbound cross-border investment;

Fiscal 2024 Form 10-K	42

•foreign currency exchange, longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•changes in social, economic, and political conditions or in laws, regulations and policies governing foreign trade, manufacturing, research and development, and investment both domestically as well as in the other countries and jurisdictions in which we operate and into which we may sell our products including as a result of ongoing geopolitical tensions related to the political uncertainty and military actions associated with the war in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions;
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

Fiscal 2024 Form 10-K	43

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
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts;
•operating results below the expectations of securities analysts or investors; and

Fiscal 2024 Form 10-K	44

•general economic and market conditions, which could be impacted by various events including health epidemics or pandemics, interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, changing international trade policies, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict and acts of war, including further political uncertainty and military actions associated with the war in Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.
If any of the forgoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations; these fluctuations have been, and may continue to be, exacerbated by current macroeconomic trends and geopolitical events. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

Fiscal 2024 Form 10-K	45

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
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for certain stockholder litigation matters, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders, or employees.
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

Fiscal 2024 Form 10-K	46

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
As of December 31, 2024, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
Holders of each series of Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes of the applicable series to be repurchased, plus unpaid interest to, but excluding, the applicable maturity date. In addition, upon conversion of the Notes of a series, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to settle a portion or all of our conversion obligation in cash in respect of the Notes being converted. Moreover, we will be required to repay the Notes of the applicable series in cash at the applicable maturity unless earlier converted, redeemed, or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

Fiscal 2024 Form 10-K	47

In addition, our ability to repurchase the Notes or to pay cash upon conversions of Notes or at the applicable maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes of a series at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions such Notes or at the applicable maturity as required by the applicable indenture would constitute a default under such indenture. A default under either indenture or the occurrence of a fundamental change under either indenture itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under either indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the applicable series of Notes.
The Side Letter to our 2029 Notes imposes operating restrictions on us.
On November 21, 2024, in connection with the issuance of the 2029 Notes, the Company and SB Northstar LP (“SBN”) entered into a letter agreement (the “Letter Agreement”) pursuant to which the Company and SBN agreed that, for so long as SBN and its affiliates hold at least $180 million aggregate principal amount of the 2029 Notes, the Company and its subsidiaries are subject to certain negative covenants that restrict the Company’s and its subsidiaries’ ability to incur additional indebtedness and create liens, in each case, subject to the exceptions set forth in the Letter Agreement, including exceptions which permit the Company to incur up to $75 million in aggregate principal amount of secured indebtedness pursuant to Credit Facilities (as defined in the Letter Agreement).
Additionally, the Letter Agreement restricts the ability of the Company and its subsidiaries from guaranteeing any indebtedness or incurring certain indebtedness outside of the ordinary course of business unless, in each case, the Company and its subsidiaries concurrently provide a guarantee of the Company’s obligations under the 2029 Notes.
These covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities or react to market conditions, or otherwise restrict our activities or business plans.
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of December 31, 2024, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
If the Notes are converted, it may adversely affect our financial condition and operating results.
Holders of either series of Notes are entitled to convert their respective series of Notes at any time at their option. If one or more holders elect to convert the Notes of the applicable series, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, issuances of shares of common stock upon conversion of our Notes could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Fiscal 2024 Form 10-K	48

General Risk Factors
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflict in the Middle East and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expand into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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
•defending against intellectual property claims in other countries;

Fiscal 2024 Form 10-K	49

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
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, which may be imposed on products such as ours, the scope and duration of which, if implemented, remains uncertain;
•deterioration of political relations among, between, and within the U.S., Russia, China, Japan, Korea, Mexico, Canada, the United Kingdom (“U.K.”), and the European Union ("E.U."), which could have a material adverse effect on our sales and operations in these countries;
•changes in social, political, and economic conditions or in laws, regulations and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions into which we sell our products;
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
In conducting our international operations, we are subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, the inclusion of one of our foreign customers on any applicable U.S. Government sanctioned persons list, including but not limited to the U.S. Department of Commerce’s List of Denied Persons and the U.S. Department of Treasury’s List of Specially Designated Nationals and Blocked Persons List, could be material to our earnings. Failure to comply with these laws may subject us to claims or financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition. These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption.
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

Fiscal 2024 Form 10-K	50

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
Our products depend on the availability of genetic data and its utilization in clinical research by academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, CROs, pharmaceutical companies, and agricultural companies. As a result, changes in the regulatory environment affecting such institutions could adversely affect our business or results of operations. For example, reduced allocations to government agencies that fund research and development activities, such as the recent announcements regarding NIH funding involving a cap on the institute’s indirect funding rates, or targeted cancellations by the U.S. federal government of certain grants or contracts may significantly impact the markets in which we compete.

Fiscal 2024 Form 10-K	51

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
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with political uncertainty and conflict in the Middle East and the war in Ukraine. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results. Some of our IT infrastructure still utilizes outdated legacy systems, software and hardware, some of which may be approaching end-of-life or end of support, and that may be particularly susceptible to cybersecurity breaches, errors and operational failures. Upgrading, replacing and enhancing such infrastructure may be expensive and put the continuity of our operations at risk while a failure to do so may make us more susceptible to the risks discussed above.
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

Fiscal 2024 Form 10-K	52

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach or incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyber-attacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or our third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber-attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.
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

Fiscal 2024 Form 10-K	53

Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our sequencing platforms, marketing programs, and analysis software, and these solutions and features are advantageous to describing, enhancing, and maximizing the capabilities of our differentiated technologies and to our future growth over time. We rely and expect to rely on AIML technologies such as basecalling, variant calling, epigenetic analysis and tertiary analysis, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors or other third parties may incorporate AIML into their products, platforms, software and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, to alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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

Fiscal 2024 Form 10-K	54

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act, or (“CPRA”), which significantly expanded the CCPA as of January 1, 2023, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. The enactment of the CCPA has prompted similar legislative developments in other states, and numerous other states have proposed, and in certain cases enacted, legislation relating to privacy and data security, many of which are similar to the CCPA and CPRA. Similar laws are being considered by other state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there has been discussion in the U.S. Congress of a new comprehensive federal data privacy law. These and future laws and regulations may increase our compliance costs and potential liability.
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

Fiscal 2024 Form 10-K	55

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

Fiscal 2024 Form 10-K	56

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
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Vice President and Head of Information Technology who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards, including through annual third-party vulnerability assessments. We train our employees on these safeguards, in collaboration with human resources, IT, and departmental management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.
We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us in designing and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We have established procedures to evaluate and respond to cybersecurity incidents, including cybersecurity incidents at third-party service providers which have a potential to impact our data and systems. Our cybersecurity risk management is intended to address such risks, as well as other risks related to third parties.
We have not previously experienced a cybersecurity incident that was determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance
One of the key functions of our board of directors is to provide oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our Vice President and Head of Information Technology and our cyber committee, which includes Facilities, HR, IT, Legal, and Management, are primarily responsible to assess and manage our material risks from cybersecurity threats. Our Vice President and Head of Information Technology has years of cybersecurity experience and expertise including holding numerous applicable cybersecurity certifications, such as ISC2 Certified Information Systems Security Professional (CISSP).
Our Vice President and Head of Information Technology and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Vice President and Head of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by leading cybersecurity risk management and working directly with our IT team. Our Vice President and Head of Information Technology also provides appropriate information and updates to our management committee on cybersecurity.
Our Vice President and Head of Information Technology and representatives from our management committee on cybersecurity provide annual briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

Fiscal 2024 Form 10-K	57

ITEM 2. PROPERTIES
Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Menlo Park, California, where we lease approximately 180,200 square feet under a lease expiring on October 31, 2027. Additionally, our European headquarters is located in London, where we lease approximately 7,300 square feet under a lease expiring November 30, 2026. Including these leases, we lease approximately 191,000 square feet globally.
We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

U.S. District Court Proceedings
On September 26, 2019, Personal Genomics of Taiwan, Inc. (“PGI”) filed a complaint in the U.S. District Court for the District of Delaware against us for patent infringement (C.A. No. 19-cv-1810) (the “PGI District Court matter”). The matter from this complaint is based on PGI’s U.S. Patent No. 7,767,441 (the “‘441 Patent”). The complaint alleges that our Sequel systems and Sequel II systems infringe the ‘441 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’441 Patent. On November 20, 2019, we filed our answer to the complaint, denying infringement and seeking declaratory judgements of non-infringement and invalidity of the ‘441 Patent.
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

Fiscal 2024 Form 10-K	58

On December 14, 2022, Take2 Technologies, Ltd. (“Take2”) and the Chinese University of Hong Kong (“CUHK”) filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the “Take2 District Court matter”). The complaint alleges that our Sequel II systems, Sequel IIe systems, and Revio systems that operate version 11.0 or later of the SMRT Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023 . The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The CUHK filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. On May 3, 2024, the Court granted the motion to stay, and the case currently remains stayed. Briefing is complete in IPR2024-00028 and an oral hearing took place on January 23, 2025. The Board is scheduled to issue a final decision on or before April 24, 2025 that addresses the validity of all claims of the ’794 patent. On March 7, 2025, we entered into a purchase agreement with CUHK to purchase the ‘794 patent. In connection with our purchase of the ‘794 Patent, each of Take2 and CUHK, on the one hand, and PacBio, on the other hand, agreed to waive and seek the discharge of all outstanding litigation claims and patent-related challenges, including with respect to the Take2 District Court matter and IPR2024-00028. The agreement to discharge the litigation claims and the patent challenge remains subject to approval by the Northern District of California and the Board, respectively.

Proceedings in China
On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. On November 23, 2020, we filed an Invalidation Petition at the China National Intellectual Property Administration ("CNIPA") demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision. We filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action based on the CNIPA invalidation decision, and PGI filed a petition to withdraw its complaint. The Wuhan Intermediate People’s court granted PGI’s petition and dismissed the infringement action in May 2022.

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

Fiscal 2024 Form 10-K	59

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Fiscal 2024 Form 10-K	60

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market under the symbol “PACB.”

Holders of Record
As of February 28, 2025, there were approximately 85 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy
We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Fiscal 2024 Form 10-K	61

Performance Graph
The performance graph included in this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Pacific Biosciences under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

Recent Sales of Unregistered Securities
Other than as previously reported on our Current Reports on Form 8-K filed with the SEC on November 7, 2024 and November 22, 2024, there were no unregistered sales of equity securities by us during 2024.

ITEM 6. [RESERVED]

Fiscal 2024 Form 10-K	62

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
Our Management’s Discussion and Analysis (MD&A) is organized in the following sections:

•Overview and Outlook •Results of Operations •Liquidity and Capital Resources •Off Balance Sheet Arrangements •Critical Accounting Policies and Estimates •Recent Accounting Pronouncements

OVERVIEW AND OUTLOOK

About PacBio
We are a premier life science technology company that designs, develops, and manufactures advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems.
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential. Long-read sequencing has been applied to produce telomere-to-telomere genomes of humans, pangenome references, and has been recognized for its ability to provide more complete views of human variation.
Our focus is on creating some of the world’s most advanced sequencing systems to provide our customers with the most complete and accurate view of genomes, transcriptomes, and epigenomes.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, CROs, pharmaceutical companies, and agricultural companies.

Fiscal 2024 Form 10-K	63

Strategic Objectives
Though challenging, 2024 was a productive year for PacBio as we launched products, improved our financial flexibility, and made progress in reducing cash burn.
Looking ahead to 2025, our main objectives are to grow revenue and expand gross margins through the following four activities:
•Enabling the full-scale release of the Vega benchtop platform to broaden our market reach. We believe this platform broadens the long-read market opportunity.
•Accelerating samples onto the Revio platform via SPRQ chemistry and application kits. The SPRQ chemistry enables the sub-$500 HiFi genome, improves methylation detection capabilities, and achieves a 75% reduction in DNA input requirements for human whole genome sequencing. These features can drive more samples onto HiFi sequencing than ever before.
•Investing in future product launches to diversify our offerings. We continue to develop sequencing systems designed to increase throughput and lower the cost to sequence a genome, which we believe will allow us to address an even larger part of the market. Additionally, we continue to develop kitted-solutions, like our Kinnex Full-length RNA kits and PureTarget, and enhance our on-market sequencers with products like SPRQ chemistry to drive more sequencing volume.
•Progressing our clinical strategy to improve outcomes and create durability. In 2024 Revio was increasingly being used in LDT and clinical research settings to consolidate multiple tests and address complex genetic challenges.
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

Financial Overview
Key highlights of our 2024 consolidated financial results include the following:

Revenue of	Gross Profit of	Operating Loss of	Cash, cash equivalents, and investments of
$154 M	$37 M	$474 M	$390 M
compared to $201 M in the prior year	representing 24% of gross margin	compared to $334 M in the prior year	compared to $631 M last year
•Revenue decreased $46.5 million, or 23%, to $154.0 million for the year ended December 31, 2024, as compared to $200.5 million for the year ended December 31, 2023. Revenue was comprised of $65.8 million in instrument revenue, approximately $70.3 million in consumables revenue and $17.9 million in service and other revenue for the year ended December 31, 2024. The decrease was primarily due to lower Revio unit sales and lower average selling prices, which was partially offset by higher consumable sales. While we do not expect Vega to meaningfully impact Revio sales, we are mindful that there may be some cases where potential customers take more time to assess our new offerings, which may prolong some sales cycles. We ended the year with cumulative shipments of 270 Revio systems.

Fiscal 2024 Form 10-K	64

•Gross profit decreased for the year ended December 31, 2024, primarily due to the decrease in revenue described above, $4.4 million of restructuring charges, and an increase of $7.4 million in amortization of acquired intangible assets, partially offset by lower inventory adjustments. During the year ended December 31, 2023 we recognized an increase of approximately $4.6 million of inventory adjustments primarily related to excess consumables inventory resulting from faster-than-expected decline in demand of Sequel II/IIe consumables due primarily to a faster than expected ramp on the Revio system. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, and costs of raw materials.
•Loss from operations increased $139.8 million or 42%, to $474.3 million for the year ended December 31, 2024, as compared to $334.5 million for the year ended December 31, 2023. Operating expenses increased $124.3 million primarily driven by $184.5 million of impairment charges, $20.8 million of restructuring charges, and an increase of $11.8 million in amortization of acquired intangible assets, partially offset by a $15.9 million decrease in the change in the fair value of the contingent consideration, a $9.0 million decrease in non-recurring merger-related costs, and a decrease in research and development expenses primarily driven by a decrease in personnel and related expenses due to restructuring activities.
•Cash, cash equivalents, and investments were $389.9 million at December 31, 2024, which represents a 38% decrease compared to the balance of $631.4 million at December 31, 2023. The decrease in cash includes approximately $50.2 million of payments made in conjunction with the convertible notes exchange transaction in November 2024.
The median sales cycle for Revio instrument purchases continues to be elongated. We believe this has been caused by, among other reasons, the uncertainty surrounding the funding for new capital equipment, in particular, uncertainty in the United States related to NIH and academic funding; procurement delays; small-to-mid-size existing customers yet to increase their sample volumes to drive an upgrade to Revio; new customers, which have shown they have longer sales cycles compared to existing PacBio customers; and sample volumes materializing slower than expected for some potential Revio customers.
We believe our consumables revenue was also impacted primarily by slower-than-expected ramp-up in sequencing by our small- to mid-sized customers, many of whom are new to PacBio; sample delays impacting sequencing volume at certain large customers; and some service providers in China operating at lower utilization as a result of the difficult funding environment.
Macroeconomic dynamics impacting the Company in the future may include rising inflation, geopolitical tensions, volatile capital markets, tariffs, uncertainty in the United States related to NIH and academic funding, and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is uncertain and inherently unpredictable.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill, indefinite-lived and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $184.5 million of impairment charges during the year ended December 31, 2024. See additional discussion below in Results of Operations, as well as Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additionally, refer to the Critical Accounting Policies and Estimates section later in this Item 7 for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Fiscal 2024 Form 10-K	65

RESULTS OF OPERATIONS
A detailed discussion of our consolidated financial results comparison between 2024 and 2023 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2023 and December 31, 2022, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024, which is incorporated herein by reference, and is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.pacb.com).

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	$ Change	% Change
Revenue:
Product revenue	$136,149	$183,872	$(47,723)	(26%)
Service and other revenue	17,865	16,649	1,216	7%
Total revenue	154,014	200,521	(46,507)	(23%)
Cost of Revenue:
Cost of product revenue	92,284	127,568	(35,284)	(28%)
Cost of service and other revenue	14,057	14,754	(697)	(5%)
Amortization of acquired intangible assets	9,393	1,983	7,410	374%
Loss on purchase commitment	998	3,436	(2,438)	(71%)
Total cost of revenue	116,732	147,741	(31,009)	(21%)
Gross profit	37,282	52,780	(15,498)	(29%)
Operating Expense:
Research and development	134,922	187,170	(52,248)	(28%)
Sales, general and administrative	175,017	169,818	5,199	3%
Impairment charges	184,500	—	184,500	—
Merger-related expenses	—	9,042	(9,042)	(100)%
Change in fair value of contingent consideration	(850)	15,060	(15,910)	(106%)
Amortization of acquired intangible assets	18,006	6,157	11,849	192%
Total operating expense	511,595	387,247	124,348	32%
Operating loss	(474,313)	(334,467)	(139,846)	42%
Loss on extinguishment of debt	—	(2,033)	2,033	(100%)
Gain on debt restructuring	154,407	—	154,407	—
Interest expense	(13,412)	(14,343)	931	(6%)
Other income, net	23,783	32,684	(8,901)	(27%)
Loss before income taxes	(309,535)	(318,159)	8,624	(3%)
Income tax provision (benefit)	316	(11,424)	11,740	(103%)
Net loss	$(309,851)	$(306,735)	$(3,116)	1%

Fiscal 2024 Form 10-K	66

Revenue

Total Revenue

Total revenue decreased $46.5 million, or 23%, to $154.0 million for the year ended December 31, 2024, as compared to $200.5 million for the year ended December 31, 2023.
The decrease in product revenue resulted primarily from a decrease of $54.7 million in instrument revenue, partially offset by an increase of approximately $6.9 million in consumable revenue.
Service and other revenue increased approximately $1.3 million to $17.9 million for the year ended December 31, 2024 as compared to $16.6 million for the year ended December 31, 2023.

Instrument Revenue
Instrument revenue decreased $54.7 million, or 45%, to $65.8 million for the year ended December 31, 2024, as compared to $120.5 million for the year ended December 31, 2023, primarily due to the sale of 97 Revio systems during the year ended December 31, 2024 compared to 173 Revio systems during the year ended December 31, 2023.

Consumables Revenue

Consumables revenue increased approximately $6.9 million, or 11%, to $70.3 million for the year ended December 31, 2024, as compared to $63.4 million for the year ended December 31, 2023. The increase in consumable sales was primarily due to higher Revio consumables and library preparation sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.

Fiscal 2024 Form 10-K	67

Cost of Revenue, Gross Profit, and Gross Margin
Cost of product revenue decreased $35.3 million, or 28%, for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily driven by the decrease in revenue described above and lower inventory adjustments. During the year ended December 31, 2023, we recognized an increase of approximately $4.6 million of inventory adjustments primarily related to excess consumables inventory resulting from faster-than-expected decline in demand of Sequel II/IIe consumables due primarily to a faster than expected ramp on the Revio system. These decreases were partially offset by restructuring charges in cost of revenue of $4.4 million, including $3.6 million of charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives during the year ended December 31, 2024. Cost of revenue included amortization attributable to acquired intangible assets of $9.4 million and $2.0 million that are related to sales generating activities during the years ended December 31, 2024 and 2023, respectively. Cost of revenue included share-based compensation expense of $5.7 million and $5.4 million during the years ended December 31, 2024 and 2023, respectively.
The loss on purchase commitment was $1.0 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively. The purchase commitment loss is based on an estimate of future excess inventory related to supply agreements, for which we do not expect to have related sales.
Gross profit decreased $15.5 million, or 29% to $37.3 million for the year ended December 31, 2024, compared to $52.8 million for the year ended December 31, 2023. Gross margin was 24% for the year ended December 31, 2024, compared to gross margin of 26% for the year ended December 31, 2023. The decrease was primarily due to the decrease in revenue described above, restructuring charges, and an increase of $7.4 million in amortization of acquired intangible assets, partially offset by lower inventory adjustments. Gross margins may also be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, and costs of raw materials.

Research and Development Expense
Research and development expense decreased by $52.2 million, or 28%, to $134.9 million for the year ended December 31, 2024, compared to $187.2 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in personnel and related expenses due to restructuring activities, as well as the transition of products from development to commercialization. We incurred restructuring charges of $5.9 million, primarily related to employee separation benefits during the year ended December 31, 2024. Research and development expense included share-based compensation of $19.2 million and $22.4 million during the years ended December 31, 2024 and 2023, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense increased by $5.2 million, or 3%, to $175.0 million for the year ended December 31, 2024, compared to $169.8 million for the year ended December 31, 2023. The increase was primarily driven by restructuring charges of $14.9 million, primarily related to employee separation benefits and lease-related costs during the year ended December 31, 2024, partially offset by a decrease in personnel expenses. We expect to incur an additional $0.9 million of remaining estimated restructuring costs through 2025 relating to the actions taken in 2024. Sales, general, and administrative expense included share-based compensation expenses of $46.2 million and $44.3 million during the years ended December 31, 2024 and 2023, respectively.

Impairment Charges
We identified indicators of impairment primarily relating to significant declines in our stock price and market capitalization compared to net book value, increases in the carrying value of the reporting unit, and changes in the amount and timing of expected future cash flows due to macroeconomic headwinds, among others, and performed interim impairment tests during the year ended December 31, 2024. The impairment tests showed the carrying amounts of our goodwill and in-process research and development ("IPR&D") exceeded fair values. As a result, we recorded $184.5 million of impairment charges for the year ended December 31, 2024. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Fiscal 2024 Form 10-K	68

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

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets of $18.0 million and $6.2 million during the years ended December 31, 2024 and 2023, respectively, consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the year ended December 31, 2024, represents the remeasurement impact of the Apton contingent consideration due upon the achievement of the milestone.
Change in fair value of contingent consideration during the year ended December 31, 2023, represents the remeasurement impact of the Omniome and Apton contingent consideration liability due upon the achievement of the respective milestone. The Omniome milestone was achieved in September 2023.

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

Gain on Debt Restructuring
Gain on debt restructuring of $154.4 million during the year ended December 31, 2024, represents the gain resulting from the Exchange Transaction, which qualified as a troubled debt restructuring under Accounting Standards Codification ("ASC") 470-60, Debt - Troubled Debt Restructurings by Debtors. Since the undiscounted cash flows of the new 2029 Notes were less than the carrying amount of the exchanged 2028 Notes, the carrying value of the 2029 Notes was determined based on the total undiscounted cash flows. The gain was calculated as the difference between the carrying amount of the old debt and the carrying amount of the new debt, adjusted for debt issuance costs. See Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Interest Expense
Interest expense for the year ended December 31, 2024 was $13.4 million compared to $14.3 million for the year ended December 31, 2023 and was primarily comprised of interest on the Notes.

Other Income, Net
The decrease in other income, net was primarily driven by lower investment income due to lower cash and investment balances.

Fiscal 2024 Form 10-K	69

Income Tax Provision (Benefit)
We recorded an income tax provision of $0.3 million for the year ended December 31, 2024. A deferred income tax benefit of $11.4 million for the year ended December 31, 2023, is related to the release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Apton acquisition. Accordingly, this benefit from income taxes is reflected on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. We maintain a valuation allowance on the net deferred tax assets of our U.S. entities as we have concluded that it is more likely than not that we will not realize our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, other than our holdings of cash, cash equivalents, and investments, has primarily been through the issuance of debt or equity securities, together with cash flow from operating activities. For example, in January 2023, as discussed in Note 9. Stockholders’ Equity in Part II, Item 8 of this Annual Report on Form 10-K, we issued and sold an aggregate of 20,125,000 shares of our common stock in a follow-on public offering for aggregate gross proceeds of approximately $201.3 million. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis due to the investments we intend to make as described in Results of Operations above, and as a result, we may require additional capital resources to execute our strategic initiatives to grow our business.
We approved and implemented certain efficiency and expense reduction initiatives during 2024. These expense reduction initiatives included workforce reductions, facilities downsizing and a refined pipeline of development programs.

Cash, Cash Equivalents, and Investments
As of December 31, 2024, we had $389.9 million in cash, cash equivalents, and investments, compared to $631.4 million at December 31, 2023. The decrease was primarily attributable to $206.1 million cash used in operating activities during the year ended December 31, 2024 and an additional $50.2 million of payments made in conjunction with the convertible notes exchange transaction in November 2024.

Convertible Senior Notes
On February 9, 2021, we entered into an investment agreement with SB Northstar LP (“SBN”), a subsidiary of SoftBank Group Corp., relating to the issuance and sale to SBN of $900.0 million in aggregate principal amount of our 2028 Notes. The 2028 Notes were issued on February 16, 2021 and, as of November 21, 2024, no 2028 Notes were outstanding.
In June 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 2028 Notes, pursuant to which we issued $441.0 million in aggregate principal amount of our 2030 Notes in exchange for $441.0 million principal amount of the 2028 Notes, leaving approximately $459.0 million in aggregate principal amount outstanding of our 2028 Notes. Interest on the 2030 Notes is payable semi-annually in arrears on June 15 and December 15 commencing on December 15, 2023. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption, or repurchase.

Fiscal 2024 Form 10-K	70

In November 2024, we entered into an exchange agreement with SBN, pursuant to which we agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock (the “Exchange Shares”) and (iii) $50.0 million of cash. The exchange and issuances closed on November 21, 2024 (the “Closing Date”). The 2029 Notes, the Exchange Shares, and shares of common stock issuable upon conversion of the 2029 Notes are subject to certain lock-up restrictions for a six-month period (the “Lock-Up Period”) beginning on the Closing Date of the Exchange Transaction; the lock-up restrictions will terminate immediately prior to the consummation of any change in control of the Company. The 2029 Notes bear interest at a rate of 1.50% per annum. Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 and commencing on February 15, 2025. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase.
The 2029 Notes are convertible at the option of the holder at any time from the expiration of the Lock-Up Period until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2029 Notes are convertible into shares of our common stock based on an initial conversion rate of 204.5157 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equal to an initial conversion price of approximately $4.89 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2029 Notes, we may elect to settle such conversion obligation in shares of our common stock, cash or a combination of shares of our common stock and cash.
The 2030 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2030 Notes are convertible into shares of our common stock based on an initial conversion rate of 46.5116 shares of common stock per $1,000 principal amount of the 2030 Notes (which is equal to an initial conversion price of approximately $21.50 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2030 Notes, we may elect to settle such conversion obligation in shares of our common stock, cash or a combination of shares of our common stock and cash.
With certain exceptions, upon a change of control of our company or the failure of our common stock to be listed on certain stock exchanges, the holders of the Notes may require that we repurchase all or part of the principal amount of those Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.
The indenture governing the 2029 Notes and the 2030 Notes include customary “events of default,” which may result in the acceleration of the maturity of the Notes under the respective indentures. The indentures also include customary covenants for convertible notes of this type.
Additionally, on November 21, 2024, in connection with the issuance of the 2029 Notes, the Company and SBN entered into the Letter Agreement pursuant to which the Company and SBN agreed that, for so long as SBN and its affiliates hold at least $180 million aggregate principal amount of the 2029 Notes, the Company and its subsidiaries are subject to certain negative covenants that restrict the Company’s and its subsidiaries’ ability to incur additional indebtedness and create liens, in each case, subject to the exceptions set forth in the Letter Agreement, including exceptions which permit the Company to incur up to $75 million in aggregate principal amount of secured indebtedness pursuant to Credit Facilities (as defined in the Letter Agreement). In addition, the Letter Agreement restricts the ability of the Company and its subsidiaries from guaranteeing any indebtedness or incurring certain indebtedness outside of the ordinary course of business unless, in each case, the Company and its subsidiaries concurrently provide a guarantee of the Company’s obligations under the 2029 Notes.
See Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Fiscal 2024 Form 10-K	71

Additional Capital Requirements
We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating and capital requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K for the year ended December 31, 2024. Operating needs include planned costs to operate our business, including costs to fund working capital and capital expenditures. Recent and expected working and other capital requirements, in addition to the above matters, include:
•Our purchase orders and contractual obligations of approximately $57.6 million as of December 31, 2024, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
•As described in more detail in Note 7 - Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K we signed a Supply Agreement, which was most recently amended in September 2024, with a supplier for the purchase of certain products over the period of 2023 through 2027. As part of the Supply Agreement, we made a $9.0 million deposit during the year ended December 31, 2022, and an additional deposit of $6.0 million in 2023, to secure the supply of certain products through the term of the contract. $3.0 million was refunded to us during the year ended December 31, 2024. If we breach the minimum volume purchase commitment during any applicable year, the supplier is entitled to retain a portion or all of the deposit corresponding to that year. If we terminate the Supply Agreement before January 15, 2027, Supplier will refund the remaining balance of the Deposit. If the supplier breaches its minimum volume supply commitment during any applicable year or portions thereof, our remedies include termination, pursuit of damages, or pursuit of specific performance.
•Our research and development expenditures of $134.9 million in 2024 and $187.2 million in 2023. While we expect to continue our investment in research and development in 2025, including enhancements of our existing products, and continued development of other new technology and products, we expect research and development expenses to decline in 2025 as compared to the year ended December 31, 2024 due to recent product transitions.
•Cash outflows for capital expenditures of $6.2 million in 2024 and $8.8 million in 2023. We expect to continue to invest in capital expenditures in fiscal 2025 to continue to support manufacturing and expansion of our business.
•Amounts related to future lease payments for operating lease obligations at December 31, 2024, totaling $27.4 million, with $11.5 million expected to be paid within the next 12 months. See Note 12. Subsequent Events in Part II, Item 8 of this Annual Report on Form 10-K for further details on our lease amendment entered into on March 7, 2025.
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
•Payments related to acquisitions. See “—Contingent Consideration” below for further details on potential payments related to our recent acquisitions.
Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•our ability to successfully commercialize and develop products and solutions that address customer needs;
•the pace of adoption of our products and our ability to obtain new customers in markets;
•the progress of our research and development programs and our ability to initiate or expand research programs;

Fiscal 2024 Form 10-K	72

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

Cash Flow Summary

	Years Ended December 31,
(in thousands)	2024	2023
Cash used in operating activities	$(206,058)	$(259,173)
Cash provided by investing activities	124,004	4,604
Cash (used in) provided by financing activities	(42,987)	108,891
Net decrease in cash, cash equivalents and restricted cash	$(125,041)	$(145,678)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general, and administrative activities.
Cash used in operating activities for the year ended December 31, 2024, of $206.1 million was due primarily to a $309.9 million net loss that included non-cash items such as impairment charges of $184.5 million, share-based compensation of $71.0 million, amortization of intangible assets of $27.4 million, depreciation of $13.8 million, and amortization of right-of-use assets of $12.2 million, offset by a gain on debt restructuring of $154.4 million, and accretion of discount and amortization of premium on marketable securities, net of $13.0 million. Cash flow impact from changes in net operating assets and liabilities of $40.6 million, was primarily driven by an increase of $8.3 million in inventory, net, as well as decreases of $26.3 million in accrued expenses and $11.9 million in operating lease liabilities. These uses of cash were partially offset by a decrease of $9.1 million in accounts receivable, net.
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
Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of investments as well as capital expenditures.
Cash provided by investing activities for the year ended December 31, 2024, was due primarily to maturities of investments of $594.0 million partially offset by purchases of investments of $498.6 million and capital expenditures of $6.2 million.

Fiscal 2024 Form 10-K	73

Cash provided by investing activities for the year ended December 31, 2023, was due primarily to maturities of investments of $769.5 million partially offset by purchases of investments of $756.6 million and capital expenditures of $8.8 million.
Financing Activities
Cash used in financing activities during the year ended December 31, 2024, was primarily due to payments made in conjunction with the convertible notes exchange of $50.2 million partially offset by proceeds of $7.7 million from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the year ended December 31, 2023, resulted from net proceeds from issuance of common stock under equity offerings of $189.2 million, proceeds of $15.3 million from the issuance of common stock through our equity compensation plans, partially offset by $86.4 million due to the payment of contingent consideration, $7.4 million due to the payment of debt issuance costs, and $1.8 million due to the payment of notes payable.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of December 31, 2024.

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

Fiscal 2024 Form 10-K	74

Revenue Recognition
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables; service and other revenue consist primarily of revenue earned from product maintenance agreements.
We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods are transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Invoicing typically occurs upon shipment, or delivery in the case of an instrument, and payment is typically due within 30 days from invoice. In instances where the right to payment or transfer of title is contingent upon customer acceptance of the product, revenue is deferred until the acceptance criteria has been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development agreements generally includes upfront and milestone payments. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.
We may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.
The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using historical average selling prices combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. We update the transaction price for expected consideration, subject to constraint. Where we expect, at contract inception, the timing of payments to be consistent with the transfer of goods or services or the contract duration to be one year or less, we do not adjust the transaction price for the effects of a significant financing component.
We periodically modify existing contracts with customers, which could change the scope or the price of the contract, or both. When a contract modification occurs, we exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, (iii) a cumulative catch-up adjustment to the original contract, or a combination thereof. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, allocation of revenue to the remaining performance obligations and determination of the period of recognition for each identified performance obligation.

Fiscal 2024 Form 10-K	75

Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this may require us to exercise judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right and, therefore, a performance obligation. If the contract gives the customer the option to acquire additional goods or services at their normal standalone selling prices, we would likely determine that the option is not a material right and, therefore, account for it when the customer exercises the option. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised.
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
In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration. Changes in the fair value of contingent consideration subsequent to the acquisition date are recognized in operating expenses on our consolidated statements of operations and comprehensive loss.

Fiscal 2024 Form 10-K	76

We typically use the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and utilizes significant assumptions such as assumed revenue projections, discount rates and obsolescence factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. We capitalize in-process research and development ("IPR&D"), which is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded on our consolidated statements of operations and comprehensive loss.
We acquired $55.0 million of IPR&D, and $52.3 million of goodwill in connection with the acquisition of Apton Biosystems, Inc. in the third quarter of 2023.

Goodwill and Intangible Assets with Indefinite Lives — Impairment Assessment
Goodwill and other intangible assets with indefinite useful lives (i.e., IPR&D) are not amortized, however they are tested annually for impairment, as of the first day of the second and third quarter of our fiscal year, respectively, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy and acts by governments or courts.
We perform our goodwill impairment analysis at the reporting unit level. We have one reporting unit, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We generally perform our impairment test using a combination of an income and a market approach to determine the fair value of goodwill. The income approach utilizes estimated discounted cash flows, while the market approach utilizes comparable company information. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies, including the observable implied multiples of those companies. Key assumptions include, but are not limited to, revenue and operating income growth rates, discount rates and other factors. We consider peer revenues and earnings trading multiples from companies that have operational and financial characteristics that are similar to the asset under measurement and estimated weighted-average costs of capital. Different assumptions from those made in our analysis could materially affect projected cash flows and the evaluation of assets for impairment. We also consider our market capitalization as a part of our analysis. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.

Fiscal 2024 Form 10-K	77

Significant estimates and assumptions used in the income approach during the fourth quarter of 2024, included revenue growth expectations and a discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in additional goodwill impairment of approximately $95 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information.
During the IPR&D impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of the IPR&D is less than the carrying amount. The qualitative factors include, but are not limited to, macroeconomic conditions, industry-specific conditions, and company-specific conditions. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the IPR&D is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the IPR&D with the carrying value. If the carrying amount of the IPR&D exceeds the fair value, we record an impairment loss based on the difference. We generally perform our impairment test using an income approach to determine the fair value of IPR&D. The income approach utilizes estimated discounted cash flows. If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections. Key assumptions include, but are not limited to, revenue projections, revenue growth rates, discount rates and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and the evaluation of assets for impairment. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative impairment test. There is substantial risk inherent in forecasting revenues and spend associated with research and development, including assumptions around the timing and level of resources and investment to be made.
Significant estimates and assumptions used in the income approach during the fourth quarter of 2024, included revenue growth assumptions, a discount rate of 14.0%, and an obsolescence factor of 13 years. The carrying value of the IPR&D exceeded its estimated fair value, and we recorded an impairment of $40.0 million in the fourth quarter of 2024, primarily due to a decrease in projected cash flows. An increase of 100 basis points to the discount rate used in our analysis would have resulted in additional IPR&D impairment of approximately $5 million. A decrease of one year to the obsolescence factor used in our analysis would have resulted in additional IPR&D impairment of approximately $5 million. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, or if there is a delay in development of the IPR&D or lower projected sales, we may be required to record future impairment charges for goodwill and intangible assets with indefinite lives. Impairment charges could materially decrease our future results of operations and result in lower asset values on our balance sheet.

Intangible Assets and Other Finite-Lived Assets — Impairment Assessment
We capitalize finite-lived intangibles assets and generally amortize them on a straight-line basis over the estimated useful lives. We review intangible assets with finite lives and other finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We assess the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. In light of the changes in circumstances that led to the recoverability assessment, we also assess the remaining estimated useful life of the assets. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
In order to estimate the fair values of identifiable intangible assets with finite lives and other finite-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our

Fiscal 2024 Form 10-K	78

cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Management judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.
Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of the asset group, we may be required to record future impairment charges. Impairment charges could materially decrease our future results of operations and result in lower asset values on our balance sheet.

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
In connection with the acquisition of Apton, we entered into an arrangement where we are obligated to pay former holders of Apton's outstanding equity interests $25.0 million upon the achievement of $50 million in revenue associated with a high throughput sequencer using Apton's technology, provided that the milestone event occurs prior to the five-year anniversary of the closing date of the acquisition, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock. See Note 2. Business Acquisitions in Part II, Item 8 of this Annual Report on Form 10-K for further information.
The contingent consideration liability was measured at fair value as of the acquisition date and is remeasured periodically at each reporting date, with changes in fair value recorded as change in fair value of contingent consideration on our consolidated statements of operations and comprehensive loss. For the Apton contingent consideration, the initial measurement and post-acquisition remeasurement required estimates and assumptions using a Monte Carlo simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate to determine the total fair value of the contingent consideration payment as of each reporting period. This method requires significant management judgment, including risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.     Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Future changes in our estimates could result in expenses or gains. For the Omniome contingent consideration, the initial measurement and post-acquisition remeasurement required estimates and assumptions using a scenario-based method that considers a range of potential outcomes of milestone achievement dates and assigned probabilities of occurrence for each outcome. Outcomes were discounted to present value, which was then weighted by the probability of each scenario to determine the total fair value of the contingent consideration payment as of each reporting period. This method requires significant management judgment, including the probability of achieving certain future milestones and discount rates. Refer to Note 3. Financial Instruments for further discussion on valuation assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

Fiscal 2024 Form 10-K	79

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk
Our investment portfolio is exposed to market risk from changes in interest rates. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates on December 31, 2024 would have affected the fair value of our investment portfolio by approximately $2.1 million.
The carrying value of the 2029 Notes were recorded at the undiscounted cash flow amount on our consolidated balance sheets. The 2030 Notes were recorded at fair value as of the closing date of the related exchange transaction, less debt issuance costs, on our consolidated balance sheets. Because the 2029 Notes and 2030 Notes have fixed annual interest rates of 1.50% and 1.375%, respectively, we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the Notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Foreign Exchange Risk
Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars; however, a portion of our operations is conducted in foreign currencies. As a result, we have foreign exchange exposures relating to non-U.S. dollar denominated cash flows and monetary assets and liabilities that are denominated in currencies other than U.S. dollars. The value of the amounts is exposed to changes in currency exchange rates from the time the transactions are originated, until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposure is primarily concentrated in the Euro. A 10% strengthening of the U.S. dollar exchange rate against all currencies with which we have exposure, after taking into account offsetting positions at December 31, 2024 would have resulted in a $1.8 million decrease in the carrying amounts of those net assets. Actual gains and losses in the future may differ materially from these hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Fiscal 2024 Form 10-K	80

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Fiscal 2024 Form 10-K	81

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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

Fiscal 2024 Form 10-K	82

Revenue recognition - Identification and evaluation of performance obligations

Description of the Matter
For the year ended December 31, 2024, the Company recognized revenue of $154.0 million, including $136.1 million of product revenue, which consists primarily of instrument sales and related consumables. As described in Note 1 to the consolidated financial statements, the Company may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. The Company identifies performance obligations for promises to transfer distinct products or services to a customer.
Contracts with customers may contain non-standard terms, requiring management to evaluate if there are additional performance obligations. For example, certain customer contracts provide options to customers which can be exercised at a future date, such as the option to purchase products at discounted prices. The Company assesses whether the specified discounts constitute material rights and, therefore, are performance obligations that are included in the allocation of the transaction price.
Auditing management’s identification and evaluation of certain performance obligations was challenging and involved a higher degree of judgment due to their non-standard nature.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls addressing management’s identification and evaluation of performance obligations.
Our audit procedures included, among others, reading executed contracts for a sample of arrangements and evaluating whether all performance obligations were appropriately identified and accounted for based on terms of the contracts (including specified discounts on current and future purchase options).

Fiscal 2024 Form 10-K	83

Impairment assessment of goodwill and indefinite-lived intangible assets

Description of the Matter
As of December 31, 2024, the Company’s goodwill and indefinite-lived intangible assets balances were $317.8 million and $15.0 million, respectively. As discussed in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually at the reporting unit level and asset level, respectively, or more frequently if indicators of impairment exist. The Company is comprised of one reporting unit.
As described in Note 4 to the consolidated financial statements, the Company identified interim indicators of impairment in 2024, resulting in total impairment charges of $184.5 million for the year ended December 31, 2024.
Auditing the Company's interim impairment assessments was more complex due to the higher estimation uncertainty in determining the fair value of the reporting unit and the indefinite-lived intangible asset under the income approach. Significant assumptions used in the income approach included revenue growth expectations and the selected discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the fair value of the reporting unit and the indefinite-lived intangible asset. This included controls over management’s review of the revenue growth rates and the discount rate.
Our audit procedures included, among others, evaluating the Company's valuation methodology and performing a sensitivity analysis of the assumptions to evaluate the change in the fair value resulting from changes in the assumptions to identify the assumptions that have the most significant impact on the fair value amount. We evaluated the reasonableness of projected revenue growth used within the valuations against analyst expectations, industry and market data and other guideline companies within the same industry. We also involved valuation specialists to assist in evaluating the Company’s selection of the discount rates. In addition, we inspected the Company’s reconciliation of the fair value of the reporting unit to the market capitalization of the Company and assessed the results.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
San Mateo, California
March 17, 2025

Fiscal 2024 Form 10-K	84

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$55,370	$179,911
Investments	334,561	451,505
Accounts receivable, net	27,524	36,615
Inventory, net	58,755	56,676
Prepaid expenses and other current assets	18,781	17,040
Short-term restricted cash	690	300
Total current assets	495,681	742,047
Property and equipment, net	30,505	36,432
Operating lease right-of-use assets, net	16,091	32,593
Long-term restricted cash	1,532	2,422
Intangible assets, net	389,572	456,984
Goodwill	317,761	462,261
Other long-term assets	9,305	13,274
Total assets	$1,260,447	$1,746,013
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,590	$15,062
Accrued expenses	22,595	45,708
Deferred revenue, current	13,864	16,342
Operating lease liabilities, current	10,026	9,591
Other liabilities, current	3,224	8,326
Total current liabilities	66,299	95,029
Deferred revenue, non-current	5,900	5,530
Contingent consideration liability, non-current	18,700	19,550
Operating lease liabilities, non-current	14,914	31,606
Convertible senior notes, net, non-current	647,494	892,243
Other liabilities, non-current	546	751
Total liabilities	753,853	1,044,709
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 294,418 and 267,744 shares at December 31, 2024 and December 31, 2023, respectively	294	268
Additional paid-in capital	2,654,804	2,539,892
Accumulated other comprehensive income	422	219
Accumulated deficit	(2,148,926)	(1,839,075)
Total stockholders’ equity	506,594	701,304
Total liabilities and stockholders’ equity	$1,260,447	$1,746,013
See accompanying notes to the consolidated financial statements.

Fiscal 2024 Form 10-K	85

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue:
Product revenue	$136,149	$183,872	$108,699
Service and other revenue	17,865	16,649	19,605
Total revenue	154,014	200,521	128,304
Cost of Revenue:
Cost of product revenue	92,284	127,568	60,932
Cost of service and other revenue	14,057	14,754	13,899
Amortization of acquired intangible assets	9,393	1,983	733
Loss on purchase commitment	998	3,436	3,705
Total cost of revenue	116,732	147,741	79,269
Gross profit	37,282	52,780	49,035
Operating Expense:
Research and development	134,922	187,170	193,000
Sales, general and administrative	175,017	169,818	160,854
Impairment charges	184,500	—	—
Merger-related expenses	—	9,042	—
Change in fair value of contingent consideration	(850)	15,060	2,377
Amortization of acquired intangible assets	18,006	6,157	—
Total operating expense	511,595	387,247	356,231
Operating loss	(474,313)	(334,467)	(307,196)
Loss on extinguishment of debt	—	(2,033)	—
Gain on debt restructuring	154,407	—	—
Interest expense	(13,412)	(14,343)	(14,690)
Other income, net	23,783	32,684	7,638
Loss before income taxes	(309,535)	(318,159)	(314,248)
Income tax provision (benefit)	316	(11,424)	—
Net loss	(309,851)	(306,735)	(314,248)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	203	4,984	(3,678)
Comprehensive loss	$(309,648)	$(301,751)	$(317,926)
Net loss per share:
Basic	$(1.13)	$(1.21)	$(1.40)
Diluted	$(1.59)	$(1.21)	$(1.40)

Weighted average shares outstanding used in calculating net loss per share
Basic	274,488	253,629	224,550
Diluted	288,366	253,629	224,550
See accompanying notes to the consolidated financial statements.

Fiscal 2024 Form 10-K	86

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(in thousands)	Shares	Amount
Balance at December 31, 2021	220,978	$221	$2,009,945	$(1,087)	$(1,218,092)	$790,987
Net loss	—	—	—	—	(314,248)	(314,248)
Other comprehensive loss	—	—	—	(3,678)	—	(3,678)
Issuance of common stock in conjunction with equity plans	5,527	6	11,224	—	—	11,230
Share-based compensation expense	—	—	78,613	—	—	78,613
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(306,735)	(306,735)
Other comprehensive income	—	—	—	4,984	—	4,984
Issuance of common stock following milestone achievement	8,988	9	84,752	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with Apton liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	5,836	6	15,313	—	—	15,319
Share-based compensation expense	—	—	72,118	—	—	72,118
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(309,851)	(309,851)
Other comprehensive income	—	—	—	203	—	203
Issuance of common stock in conjunction with equity plans	6,222	6	7,697	—	—	7,703
Issuance of common stock in conjunction with convertible notes exchange	20,452	20	36,179			36,199
Share-based compensation expense	—	—	71,036	—	—	71,036
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
See accompanying notes to the consolidated financial statements.

Fiscal 2024 Form 10-K	87

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net loss	$(309,851)	$(306,735)	$(314,248)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,774	11,463	9,480
Amortization of intangible assets	27,412	8,261	913
Amortization of right-of-use assets	12,165	6,810	6,925
Share-based compensation expense	71,036	72,118	78,613
Impairment charges	184,500	—	—
Merger-related compensation expense	—	3,395	—
Loss on extinguishment of debt	—	2,033	—
Gain on debt restructuring	(154,407)	—	—
Accretion of discount and amortization of premium on marketable securities, net	(13,044)	(12,840)	(244)
Change in the estimated fair value of contingent consideration	(850)	15,060	2,377
Inventory provision	4,618	10,584	6,027
Deferred income taxes	(205)	(11,424)	—
Other	(628)	1,059	918
Changes in assets and liabilities
Accounts receivable, net	9,091	(17,829)	5,455
Inventory, net	(8,320)	(13,841)	(33,906)
Prepaid expenses and other assets	2,228	(8,984)	(12,324)
Accounts payable	1,405	206	1,025
Accrued expenses	(26,342)	13,103	(3,651)
Deferred revenue	(2,108)	(10,420)	(3,734)
Operating lease liabilities	(11,920)	(8,759)	(7,724)
Contingent consideration liability	—	(14,882)	—
Other liabilities	(4,612)	2,449	887
Net cash used in operating activities	(206,058)	(259,173)	(263,211)
Cash flows from investing activities
Purchase of property and equipment	(6,188)	(8,843)	(16,750)
Purchase of intangible assets	—	—	(179)
Cash paid for purchases of acquired entities, net of cash acquired	—	(102)	—
Purchase of investments	(498,635)	(756,567)	(442,788)
Sales of investments	34,856	595	—
Maturities of investments	593,971	769,521	575,800
Net cash provided by investing activities	124,004	4,604	116,083
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	189,200	—
Proceeds from issuance of common stock from equity plans	7,703	15,319	11,230
Payment of debt issuance costs	—	(7,375)	—
Payment of contingent consideration	—	(86,411)	—

Fiscal 2024 Form 10-K	88

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Payments made in conjunction with convertible notes exchange	(50,200)	—	—
Notes payable principal payoff	(490)	(1,842)	(1,608)
Net cash (used in) provided by financing activities	(42,987)	108,891	9,622
Net decrease in cash, cash equivalents, and restricted cash	(125,041)	(145,678)	(137,506)
Cash, cash equivalents, and restricted cash at beginning of period	182,633	328,311	465,817
Cash, cash equivalents, and restricted cash at end of period	$57,592	$182,633	$328,311
Cash and cash equivalents at end of period	55,370	179,911	325,089
Restricted cash at end of period	2,222	2,722	3,222
Cash, cash equivalents, and restricted cash at end of period	$57,592	$182,633	$328,311

Supplemental disclosure of cash flow information
Interest paid	$14,805	$15,687	$14,049
Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$4,194	$3,984	$2,812
Property and equipment transferred to inventory	$(2,572)	$(7,022)	$(715)
Right-of-use asset and liability additions and modifications	$18,253	$—	$—
Issuance of common stock in conjunction with convertible notes exchange	$36,199	$—	$—
Issuance of common stock in acquisition of Apton and Omniome	$—	$76,642	$—
Issuance of common stock in connection with Apton liquidity event bonus plan	$—	$2,111	$—
Convertible notes exchange	$—	$441,000	$—
Issuance of common stock following milestone achievement	$—	$84,761	$—

See accompanying notes to the consolidated financial statements.

Fiscal 2024 Form 10-K	89

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview
We are a life science technology company that designs, develops, and manufactures advanced sequencing solutions that enable scientists and clinical researchers to improve their understanding of the genome and ultimately, resolve genetically complex problems.
Our products and technology under development stem from two highly differentiated core technologies focused on accuracy, quality, and completeness, which include our HiFi long-read sequencing technology and our Sequencing by Binding (SBB) short-read sequencing technology. Our products address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential. Long-read sequencing has been applied to produce telomere-to-telomere genomes of humans, pangenome references, and has been recognized for its ability to provide more complete views of human variation.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2024. Actual results could differ materially from these estimates.

Functional Currency
The U.S. dollar is the functional currency of our international operations. We remeasure foreign subsidiaries monetary assets and liabilities to the U.S. dollar and record net gains or losses from remeasurement in other income, net, on our consolidated statements of operations and comprehensive loss.

Fiscal 2024 Form 10-K	90

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

Concentration and Other Risks
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents, and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities, and government agencies of high credit standing. At December 31, 2024, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by U.S. Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.
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
For the years ended December 31, 2024, and 2023, no customer accounted for 10% or more of our total revenue. For the year ended December 31, 2022, one customer exceeded 10% of our total revenue.
As of December 31, 2024 and 2023, 36% and 49% of our accounts receivable were from domestic customers, respectively. As of December 31, 2024, no customer represented 10% or more of our net accounts receivable. As of December 31, 2023, one customer represented 10% of our net accounts receivable.
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

Fiscal 2024 Form 10-K	91

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

Operating Leases
We have various operating lease agreements for office, research and development, manufacturing and distribution facilities, including our headquarters location in Menlo Park, California. As of December 31, 2024, these leases had remaining lease terms that expire between 2025 and 2027. We record operating lease right-of-use assets and liabilities on our consolidated balance sheets for all leases with a term of more than 12 months. The operating lease right-of-use assets and liabilities are calculated as the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the fixed rent per the term of the Lease. Operating lease expense is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period incurred.

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

Fiscal 2024 Form 10-K	92

In connection with certain acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date for an estimate of the acquisition date fair value of the contingent consideration. These estimates require significant management judgment, including probabilities of achieving certain future milestones. Changes in the fair value of the contingent consideration subsequent to the acquisition date are recognized in operating expense on our consolidated statements of operations and comprehensive loss.
If the initial accounting for a business combination is incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. We record these adjustments to the provisional amounts with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded on our consolidated statements of operations and comprehensive loss.

Goodwill and Intangible Assets with Indefinite Lives
Assets acquired, including intangible assets and capitalized in-process research and development (“IPR&D”), and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is assessed for impairment and then amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually. We perform annual impairment testing of goodwill as of the first day of the second quarter, or more frequently if indicators of impairment exist. We perform annual impairment testing of IPR&D as of the first day of the third quarter, or more frequently if indicators of impairment exist. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy and acts by governments or courts.
We perform our goodwill impairment analysis at the reporting unit level. We have one reporting unit, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test. We generally perform our impairment test using a combination of an income and a market approach to determine the fair value of goodwill. The income approach utilizes estimated discounted cash flows, while the market approach utilizes comparable company information.
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

Fiscal 2024 Form 10-K	93

Intangible Assets and Other Finite-Lived Assets
Finite-lived intangibles assets include our acquired developed technology and customer relationships. We capitalize finite-lived intangibles assets and generally amortize them on a straight-line basis over the estimated useful lives. Intangible assets purchased as part of an acquisition are included in Intangible assets, net, on our consolidated balance sheets.
We regularly review intangible assets with finite lives and other finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We assess the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the asset is impaired. In light of the changes in circumstances that led to the recoverability assessment, we also assess the remaining estimated useful life of the assets. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
In order to estimate the fair values of identifiable intangible assets with finite lives and other finite-lived assets, we estimate the present value of future cash flows from those assets. The key assumptions that we use in our cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Management judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Revenue Recognition
Our revenue is generated primarily from the sale of products and services. Product revenue primarily consists of sales of our instruments and related consumables; service and other revenue consist primarily of revenue earned from product maintenance agreements.
We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods are transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Invoicing typically occurs upon shipment, or delivery in the case of an instrument, and payment is typically due within 30 days from invoice. In instances where the right to payment or transfer of title is contingent upon customer acceptance of the product, revenue is deferred until the acceptance criteria has been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development agreements generally includes upfront and milestone payments. Revenue for these agreements is recognized when each distinct performance obligation is satisfied.
We may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the distinct performance obligations. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.

Fiscal 2024 Form 10-K	94

The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price using historical average selling prices combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. We update the transaction price for expected consideration, subject to constraint. Where we expect, at contract inception, the timing of payments to be consistent with the transfer of goods or services or the contract duration to be one year or less, we do not adjust the transaction price for the effects of a significant financing component
We periodically modify existing contracts with customers, which could change the scope or the price of the contract, or both. When a contract modification occurs, we exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, (iii) a cumulative catch-up adjustment to the original contract, or a combination thereof. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, allocation of revenue to the remaining performance obligations and determination of the period of recognition for each identified performance obligation.
Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this may require us to exercise judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option may be considered a material right and, therefore, a performance obligation. If the contract gives the customer the option to acquire additional goods or services at their normal standalone selling prices, we would likely determine that the option is not a material right and, therefore, account for it when the customer exercises the option. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised.
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

Fiscal 2024 Form 10-K	95

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

Credit Losses
Trade accounts receivable
The allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay. Credit loss expense was immaterial for the years ended December 31, 2024, 2023, and 2022.
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
Although we have historically not experienced significant credit losses, our exposure to credit losses may increase if our customers are adversely affected by changes in economic pressures or uncertainty associated with local or global economic recessions, disruptions associated with epidemics or pandemics, or other customer-specific factors.

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

Share-Based Compensation
We recognize share-based compensation expense for share-based payments, including stock options, restricted stock units, performance stock units and stock issued under our employee stock purchase plan ("ESPP") based on the grant-date fair value. We estimate the fair value of stock options and ESPP using an option-pricing model. See Note 9. Stockholders’ Equity for further information regarding share-based compensation.

Fiscal 2024 Form 10-K	96

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is comprised of unrealized gains (losses) on our investment securities.

Shipping and Handling
Costs related to shipping and handling are included in cost of revenues for all periods presented.

Earnings per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing diluted net loss by the weighted-average number of shares of common stock outstanding and potentially dilutive shares outstanding during the period. We calculate the potential dilutive effect of outstanding stock options, restricted stock units, and common stock issuable pursuant to our ESPP, using the treasury stock method. Potentially dilutive common shares issuable upon conversion of convertible senior notes are determined using the if-converted method.

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses on an annual and interim basis. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The standard was effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025. We adopted this ASU for our fiscal year ending December 31, 2024 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. There was no impact on the Company’s reportable segments identified. Additional required disclosures have been included in Note 11. Segment and Geographic Information.
Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued ASU 2024-04, Debt—Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard will be effective for us beginning in the first quarter of fiscal year 2026, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-04 on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new standard requires a company to provide disaggregated disclosures, within the notes to the financial statements, of specified categories of expenses that are included in line items on the face of the income statement. The standard will be effective for us beginning in fiscal year 2027, and interim periods within fiscal year 2028, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard will be effective for us beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

Fiscal 2024 Form 10-K	97

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
The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized on our consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration liability is calculated, with the assistance from a third-party valuation firm, using a Monte Carlo simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.
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
We incurred costs related to the Apton acquisition of approximately $9.0 million during the year ended December 31, 2023, which are included in merger-related expenses on our consolidated statement of operations and comprehensive loss. Merger-related expenses include $2.8 million relating to a liquidity event bonus plan that was treated as a separate transaction and included the issuance of 168,621 shares of common stock that were issued with a fair value of $2.1 million based on the closing market price of our common stock on the acquisition date. As a result, the total shares issued in connection with the Apton acquisition were 6.3 million shares of common stock.

Fiscal 2024 Form 10-K	98

The excess of the value of consideration paid over the aggregate fair value of those net assets has been recorded as goodwill. We recognized goodwill of $52.3 million, which is primarily attributable to the synergies expected to occur from the integration of Apton and is not deductible for income tax purposes. We allocated $55.0 million of the purchase price to acquired IPR&D. The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as revenue projections and discount rate.

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

Fiscal 2024 Form 10-K	99

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$55,370	$—	$—	$55,370	$70,172	$—	$—	$70,172
Commercial paper	—	—	—	—	—	—	—	—
U.S. government & agency securities	—	—	—	—	—	109,739	—	109,739
Total cash and cash equivalents	55,370	—	—	55,370	70,172	109,739	—	179,911
Investments:
Commercial paper	—	—	—	—	—	9,947	—	9,947
Corporate debt securities	—	46,905	—	46,905	—	88,579	—	88,579
U.S. government & agency securities	—	287,656	—	287,656	—	352,979	—	352,979
Total investments	—	334,561	—	334,561	—	451,505	—	451,505

Short-term restricted cash	690	—	—	690	300	—	—	300
Long-term restricted cash	1,532	—	—	1,532	2,422	—	—	2,422
Total assets measured at fair value	$57,592	$334,561	$—	$392,153	$72,894	$561,244	$—	$634,138

Liabilities
Contingent consideration - Apton acquisition	$—	$—	$18,700	$18,700	$—	$—	$19,550	$19,550
Total liabilities measured at fair value	$—	$—	$18,700	$18,700	$—	$—	$19,550	$19,550
For the year ended December 31, 2024, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.
Contingent Consideration - Apton
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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. As of December 31, 2024, the key input used in the determination of the fair value included projected revenues of the Company relating to the high-throughput short-read products and services leveraging Apton's technology. The assumptions used in our valuation are inherently subject to uncertainty. A decrease in the projected revenues would result in a decrease in the fair value of the liability. The discount rates used are the sum of the U.S. risk-free rate and the estimated subordinated credit spread for CCC+ credit rating, which ranges from 9.4% to 9.6%. Changes in our estimated subordinated credit spread can result in changes in the fair value of the contingent consideration liability, where a lower credit spread may result in an increased liability valuation.

Fiscal 2024 Form 10-K	100

Changes in the estimated fair value of the contingent consideration liability related to the Apton acquisition for the year ended December 31, 2024 were as follows:

(in thousands)	Level 3
Beginning balance as of December 31, 2023	$19,550
Change in estimated fair value	(850)
Ending balance as of December 31, 2024	$18,700
Changes to the fair value are recorded as the change in fair value of contingent consideration on our consolidated statement of operations and comprehensive loss.
Contingent Consideration - Omniome
On September 20, 2023, we achieved the commercial milestone in connection with the 2021 acquisition of Omniome. Consequently, former Omniome securityholders were entitled to receive as milestone consideration, among other things, an aggregate of approximately $100.9 million in cash and approximately 9.0 million shares of our common stock, representing $95.9 million divided by the volume-weighted average of the trading prices of our common stock for the twenty trading days ending with and including the trading day that was two days immediately prior to the achievement of the milestone. The $95.9 million represents the $100.0 million that was to be paid in shares of our common stock offset by $4.1 million attributable to stock options issued by PacBio in replacement of Omniome’s unvested options as part of the transaction, pursuant to the terms of the Omniome merger agreement.
Following the achievement of the commercial milestone, $101.3 million of the contingent consideration, which includes certain payroll taxes, was paid during the year ended December 31, 2023. Additionally, 8,988,391 shares were issued at a value of $84.8 million to the former Omniome securityholders.

Fiscal 2024 Form 10-K	101

Cash, Cash Equivalents, Restricted Cash, and Investments
The following table summarizes our cash, cash equivalents, restricted cash, and investments:

	December 31, 2024
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$55,370	$—	$—	$55,370
U.S. government & agency securities	—	—	—	—
Total cash and cash equivalents	55,370	—	—	55,370
Investments:
Commercial paper	—	—	—	—
Corporate debt securities	46,746	184	(25)	46,905
U.S. government & agency securities	287,393	418	(155)	287,656
Total investments	334,139	602	(180)	334,561
Total cash, cash equivalents, and investments	$389,509	$602	$(180)	$389,931

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532

	December 31, 2023
(in thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$70,172	$—	$—	$70,172
Commercial paper	—	—	—	—
U.S. government & agency securities	109,786	13	(60)	109,739
Total cash and cash equivalents	179,958	13	(60)	179,911
Investments:
Commercial paper	9,947	—	—	9,947
Corporate debt securities	88,263	373	(57)	88,579
U.S. government & agency securities	353,029	478	(528)	352,979
Total investments	451,239	851	(585)	451,505
Total cash, cash equivalents, and investments	$631,197	$864	$(645)	$631,416

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$2,422	$—	$—	$2,422
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2024:

(in thousands)	Fair Value
Due in one year or less	$238,957
Due after one year through 5 years	95,604
Total investments	$334,561
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Fiscal 2024 Form 10-K	102

Investment income included in other income, net on our consolidated statements of operations and comprehensive loss was $24.9 million and $32.8 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 4. BALANCE SHEET COMPONENTS

Inventory, Net
Inventory, net, consisted of the following components:

	December 31,
(in thousands)	2024	2023
Purchased materials	$45,270	$32,434
Work in process	22,172	27,653
Finished goods	14,081	15,746
Inventory, gross	81,523	75,833
Inventory reserve	(22,768)	(19,157)
Inventory, net	$58,755	$56,676

Property and Equipment, Net
Property and equipment, net, consisted of the following components:

	December 31,
(in thousands)	2024	2023
Laboratory equipment and machinery	$47,273	$44,907
Leasehold improvements	33,770	35,226
Computer equipment	18,882	19,528
Software	7,280	6,628
Furniture and fixtures	2,972	3,594
Construction in progress	2,276	1,343
Total	112,453	111,226
Less: Accumulated depreciation	(81,948)	(74,794)
Property and equipment, net	$30,505	$36,432
Construction in progress consists of capitalizable costs that have been incurred for the construction of finite-lived assets and is primarily comprised of amounts that will be classified as lab equipment.
Depreciation expense during the years ended December 31, 2024, 2023, and 2022 was $13.8 million, $11.5 million, and $9.5 million, respectively.
In connection with the interim impairment test of goodwill in the second and fourth quarter of 2024, we also performed a recoverability test for the definite-lived asset group, which includes property and equipment, noting no impairment.

Fiscal 2024 Form 10-K	103

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually as of the first day of the second quarter, or more frequently if an event occurs indicating impairment. We performed our annual assessment for goodwill impairment, noting no impairment. Based primarily on the sustained decrease in our stock price during the second quarter and overall market capitalization as of the end of the second quarter of 2024 as well as other factors, we concluded that there was an indicator that it was more likely than not that the fair value of the reporting unit was less than its carrying amount that required an interim impairment test be performed on goodwill. As a result of the interim impairment test performed as of June 30, 2024, we concluded that the carrying amount of the entity-level reporting unit exceeded fair value and recorded $93.2 million of goodwill impairment. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
The decline in the fair value of the reporting unit below its carrying value as of June 30, 2024 resulted primarily from the decline in our stock price and changes in the timing of expected future cash flows as compared to our initial long-term plan, due to continued impact of longer than expected median sales cycles resulting from various factors. We performed our impairment test using a combination of an income and a market approach to determine the fair value of the reporting unit. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. The assessment is a level 3 fair value measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in additional goodwill impairment of approximately $85 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
As of the end of the fourth quarter of 2024, we concluded that the significant increase in the carrying value of the reporting unit resulting primarily from the debt restructuring during the quarter and changes in the timing and amount of expected future cash flows due to macroeconomic headwinds, among other factors, indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount that required an interim impairment test be performed on goodwill. As a result of the impairment test performed as of December 31, 2024, we concluded that the carrying amount of the entity-level reporting unit exceeded fair value and recorded $51.3 million of goodwill impairment. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
We performed our impairment test consistent with the approach used to determine the fair value of the reporting unit in the second quarter of 2024. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The assessment is a Level 3 fair value measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in additional goodwill impairment of approximately $95 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation.
As a result of the impairments, the carrying value of goodwill now approximates fair value. Changes in our future operating results, cash flows, share price, market capitalization or discount rates, among others, used when conducting future goodwill impairment tests could affect the estimated implied fair value of goodwill and may result in additional impairment charges in the future.
Changes to goodwill during the year ended December 31, 2024 were as follows:

(in thousands)
Balance as of December 31, 2023	$462,261
Impairment charges	(144,500)
Balance as of December 31, 2024	$317,761

Fiscal 2024 Form 10-K	104

Intangible Assets
Intangible assets include developed technology, customer relationships, and acquired IPR&D.
As a result of the Apton acquisition in August 2023, we allocated $55.0 million of the purchase price to IPR&D. As of December 31, 2024, the research and development project had not been completed or abandoned and, therefore, the IPR&D is not currently subject to amortization. During the year ended December 31, 2023, acquired IPR&D of $400.0 million as a result of the Omniome acquisition in September 2021 was completed and became subject to amortization.
IPR&D is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. Based on the interim impairment test of goodwill in the second quarter of 2024 and our annual IPR&D impairment assessment in the third quarter of 2024, no impairment of IPR&D was identified.
As of the end of the fourth quarter of 2024, we concluded that due to significant macroeconomic uncertainties and the related changes in the timing and amount of expected future cash flows, among other factors, it was more likely than not that the fair value of the IPR&D was less than its carrying amount that required an interim impairment test be performed on IPR&D. We performed our impairment test by comparing the carrying value of the IPR&D to its estimated fair value, which was determined by the income approach, using a discounted cash flow model. Significant estimates and assumptions used in the income approach, which represent a Level 3 fair value measurement, include revenue growth assumptions, a selected discount rate of 14.0%, and a selected obsolescence factor of 13 years. The discount rate was based primarily on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. Based on our analysis, the carrying value of the IPR&D exceeded its estimated fair value, and we recorded an impairment of $40.0 million in the fourth quarter of 2024. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our analysis would have resulted in additional IPR&D impairment of approximately $5 million. A decrease of one year to the obsolescence factor used in our analysis would have resulted in additional IPR&D impairment of approximately $5 million. We also performed a recoverability test for the definite-lived asset group, which includes developed technology, noting no impairment.
As a result of the impairment, the carrying value of the IPR&D now approximates fair value. Changes in macroeconomic conditions, industry-specific conditions and company-specific conditions may impact the estimates and assumptions used when conducting future IPR&D impairment tests. These changes could affect the estimated fair value of the IPR&D and may result in additional impairment charges in the future.
Changes to IPR&D during the year ended December 31, 2024 were as follows:

(in thousands)
Balance as of December 31, 2023	$55,000
Impairment charge	(40,000)
Balance as of December 31, 2024	$15,000
In addition to IPR&D, we had the following acquired finite-lived intangible assets as of December 31, 2024:

(in thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	15	$411,179	$(36,607)	$374,572
Customer relationships	2	360	(360)	—
Total		$411,539	$(36,967)	$374,572
Amortization expense of intangibles was $27.4 million, $8.3 million and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. For the years ended December 31, 2024, 2023, and 2022 amortization expense of intangibles in cost of revenue was $9.4 million, $2.0 million, and $0.7 million, respectively. For the years ended December 31, 2024, 2023, and 2022, amortization expense of intangibles in operating expenses was $18.0 million, $6.3 million, and $0.2 million, respectively.

Fiscal 2024 Form 10-K	105

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
The estimated future amortization expense of acquisition-related intangible assets with finite lives is estimated as follows:

(in thousands)
2025	$27,412
2026	27,412
2027	27,412
2028	27,412
2029	27,412
2030 and thereafter	237,512
Total	$374,572

Accrued Expenses
Accrued expenses consisted of the following components:

	December 31,
(in thousands)	2024	2023
Salaries and benefits	$11,706	$29,337
Accrued interest payable	2,470	2,834
Accrued purchase commitments	—	2,613
Accrued product development costs	1,111	1,033
Accrued professional services and legal fees	824	2,641
Inventory accrual	1,237	353
Warranty accrual	3,100	4,681
Other	2,147	2,216
Accrued expenses	$22,595	$45,708

Product Warranties
We generally provide a one-year warranty on instruments. In addition, we provide a limited warranty on consumables. At the time revenue is recognized, an accrual is established for estimated warranty costs based on historical experience as well as anticipated product performance. We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranties are recorded as part of accrued expenses on our consolidated balance sheets and warranty expense is recorded as a component of cost of product revenue on our consolidated statements of operations and comprehensive loss. There were no material changes in estimates for the periods presented below.

Fiscal 2024 Form 10-K	106

Changes in the reserve for product warranties were as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$4,681	$1,651
Additions charged to cost of product revenue	6,144	8,227
Repairs and replacements	(7,725)	(5,197)
Balance at end of period	$3,100	$4,681

Deferred Revenue
As of December 31, 2024, we had a total of $19.8 million of deferred revenue, $13.9 million of which was recorded as deferred revenue, current and $5.9 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the year ended December 31, 2024 includes $14.9 million that was included in deferred revenue, current as of December 31, 2023.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $58.6 million, of which approximately 62% is expected to be converted to revenue in 2025, approximately 30% in the following twelve months, and the remainder thereafter.

Other Liabilities, Current
Other liabilities, current, consisted of the following components:

	December 31,
(in thousands)	2024	2023
Accrued Employee Stock Purchase Plan	$2,014	$3,715
Short-term loan	—	490
Other	1,210	4,121
Other liabilities, current	$3,224	$8,326

Fiscal 2024 Form 10-K	107

NOTE 5. CONVERTIBLE SENIOR NOTES

2029 Convertible Senior Notes
On November 7, 2024, we entered into an exchange agreement with SB Northstar LP (“SBN”), a subsidiary of SoftBank Group Corp., pursuant to which we have agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding for (i) $200.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), (ii) 20,451,570 shares of common stock (the “Exchange Shares”) and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The Exchange Shares were issued on November 21, 2024 (the “Closing Date”). The 2029 Notes, the Exchange Shares, and shares of common stock issuable upon conversion of the 2029 Notes are subject to certain lock-up restrictions for a six-month period (the “Lock-Up Period”) beginning on the Closing Date of the 2024 Exchange Transaction; the lock-up restrictions will terminate immediately prior to the consummation of any change in control of the Company.
Upon any conversion of the 2029 Notes, SBN will not be entitled to be issued a number of shares of the Company’s common stock which would cause SBN's beneficial ownership of common stock to exceed either 9.9% of the total number of issued and outstanding shares of common stock or 9.9% of the combined voting power of all of the securities of the Company, in each case, following such conversion.
The 2029 Notes are governed by an indenture (the “2029 Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 1.50% per annum. Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15 and commencing on February 15, 2025. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase.
The 2029 Notes are convertible at the option of the holder at any time from the expiration of the Lock-Up Period until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2029 Notes are convertible into shares of our common stock based on an initial conversion rate of 204.5157 shares of common stock per $1,000 principal amount of the 2029 Notes (which is equal to an initial conversion price of approximately $4.89 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2029 Notes, we may elect to settle such conversion obligation in cash, shares of our common stock, or a combination of cash and shares of our common stock.
On or after August 20, 2027, and prior to the 31st scheduled trading day immediately preceding the maturity date, the 2029 Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2029 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.
Upon the occurrence of a Fundamental Change (as defined in the 2029 Indenture), the holders of the 2029 Notes may require that we repurchase all or part of the principal amount of the 2029 Notes at a purchase price of par plus unpaid interest up to, but excluding, the maturity date.
The 2029 Notes are subject to certain debt and lien covenants as well as springing guarantees, in each case, the terms of which are set forth in a second letter agreement between the Company and SBN entered into in connection with the Indenture.
The 2029 Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the 2029 Notes under the 2029 Indenture. The 2029 Indenture also includes customary covenants for convertible notes of this type.

Fiscal 2024 Form 10-K	108

To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the 2029 Notes at a rate equal to (i) 0.25% per annum of the principal amount of the 2029 Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the 2029 Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the 2029 Indenture). On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the 2029 Notes shall be subject to acceleration as provided for in the 2029 Indenture.
The 2029 Notes are accounted for in accordance with the authoritative guidance for convertible debt instruments that may be settled in cash upon conversion. Under ASU 2020-06, the guidance requires that debt with an embedded conversion feature is accounted for in its entirety as a liability and no portion of the proceeds from the issuance of the convertible debt instrument is accounted for as attributable to the conversion feature unless the conversion feature is required to be accounted for separately as an embedded derivative or the conversion feature results in a substantial premium. The conversion feature of the 2029 Notes is not accounted for as an embedded derivative because it is considered to be indexed to our common stock, and the 2029 Notes were not issued at a substantial premium; therefore, the 2029 Notes are accounted for in their entirety as a liability. Because we may elect to settle any conversions entirely in shares, and because settlement in shares is the default settlement method, the liability is classified as non-current.
The requirement to repurchase the 2029 Notes, including unpaid interest to the maturity date in the event of a Fundamental Change, is considered a put option for certain periods requiring bifurcation under ASC 815 – Derivatives and Hedging. However, given the low probability of such a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.
The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.
The exchange qualified as a troubled debt restructuring under ASC 470-60 – Troubled Debt Restructurings by Debtors. Since the undiscounted cash flows of the 2029 Notes were less than the carrying amount of the exchanged 2028 Notes, the carrying value of the 2029 Notes was determined based on the total undiscounted cash flows. As a result, no interest expense will be recognized for the 2029 Notes. The Company recorded a gain on debt restructuring of $154.4 million, which resulted in a decrease of basic net loss per share of $0.56, during the year ended December 31, 2024 on our consolidated statements of operations and comprehensive loss. The gain was calculated as the difference between the carrying amount of the old debt and the carrying amount of the new debt, adjusted for debt issuance costs.
We incurred issuance costs related to the 2029 Notes of approximately $3.1 million, including $0.2 million of lender fees, which were recorded as a reduction to the gain on debt restructuring on our consolidated statements of operations and comprehensive loss. We also paid accrued but unpaid interest of $1.8 million on the 2028 Notes in connection with the 2024 Exchange Transaction.
We did not receive any cash proceeds from the 2024 Exchange Transaction. In exchange for issuing the 2029 Notes, Exchange Shares and paying $50.0 million of cash pursuant to the 2024 Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the 2024 Exchange Transaction, no amounts were outstanding on the 2028 Notes.
The carrying amount of the liability for the 2029 Notes as of December 31, 2024 is $214.2 million, of which $212.0 million is included as convertible senior notes, net, non-current, and $2.2 million is included as accrued expenses on our consolidated balance sheets.
As of December 31, 2024, the estimated fair value (Level 2) of the 2029 Notes was $175.0 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

Fiscal 2024 Form 10-K	109

2030 Convertible Senior Notes
In June 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”) in exchange for $441.0 million principal amount of the 2028 Notes (the “2023 Exchange Transaction”), pursuant to exemptions from registration under the Securities Act of 1933, as amended, and the rules and regulations thereunder. The 2030 Notes were issued on June 30, 2023.
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
The 2030 Notes are convertible at the option of the holder at any time until the second scheduled trading day prior to the maturity date, including in connection with a redemption by the Company. The 2030 Notes are convertible into shares of our common stock based on an initial conversion rate of 46.5116 shares of common stock per $1,000 principal amount of the 2030 Notes (which is equal to an initial conversion price of approximately $21.50 per share of common stock), in each case subject to customary anti-dilution and other adjustments as a result of certain extraordinary transactions. Upon conversion of the 2030 Notes, we may elect to settle such conversion obligation in cash, shares of our common stock, or a combination of cash and shares of our common stock.
On or after June 20, 2028, and prior to the 31st scheduled trading day immediately preceding the maturity date, the 2030 Notes will be redeemable by the Company in the event that the closing sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2030 Notes, plus accrued and unpaid interest up to, but excluding, the redemption date.
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

Fiscal 2024 Form 10-K	110

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
The 2023 Exchange Transaction was accounted for as an extinguishment driven by the change in fair value of the embedded conversion option. We recorded a loss on extinguishment of debt of approximately $2.0 million in connection with the 2023 Exchange Transaction during the year ended December 31, 2023, which represents the difference between the fair value and the principal amount of the 2030 Notes of the debt at the modification date, plus unamortized debt issuance costs of $1.5 million related to the respective portion of the 2028 Notes.
We incurred issuance costs related to the 2030 Notes of approximately $7.3 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes on our consolidated balance sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%. We also paid accrued but unpaid interest of $2.5 million on the 2028 Notes in connection with the 2023 Exchange Transaction on June 30, 2023.
We did not receive any cash proceeds from the 2023 Exchange Transaction. In exchange for issuing the 2030 Notes pursuant to the 2023 Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the 2023 Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current on our consolidated balance sheets as follows:

	December 31,
(in thousands)	2024	2023
Principal amount	$441,000	$441,000
Unamortized debt premium	453	524
Unamortized debt issuance costs	(5,959)	(6,907)
Net carrying amount	$435,494	$434,617
Interest expense for the 2030 Notes for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$6,081	$3,032	$—
Amortization of debt issuance costs	950	463	—
Total interest expense	$7,031	$3,495	$—
As of December 31, 2024, the estimated fair value (Level 2) of the 2030 Notes was $293.9 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

Fiscal 2024 Form 10-K	111

2028 Convertible Senior Notes
On February 9, 2021, we entered into an investment agreement with SBN relating to the issuance and sale to SBN of $900.0 million in aggregate principal amount of the 2028 Notes. The 2028 Notes were issued on February 16, 2021 and bore interest at a rate of 1.50% per annum. As discussed above, in June 2023 we completed an exchange of $441.0 million in aggregate principal amount of our 2028 Notes for $441.0 million aggregate principal amount of the 2030 Notes, leaving approximately $459.0 million in aggregate principal amount of 2028 Notes outstanding. Also as discussed above, in November 2024 we completed an exchange of the remaining $459.0 million in aggregate principal amount of the 2028 Notes outstanding for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) the Exchange Shares and (iii) $50.0 million of cash. As of December 31, 2024 no amounts were outstanding on the 2028 Notes.
We incurred issuance costs related to the 2028 Notes of approximately $4.5 million, which were recorded as debt issuance costs and are presented as a reduction to the 2028 Notes on our consolidated balance sheets. The debt issuance costs were amortized to interest expense using the effective interest method over the term of the 2028 Notes, resulting in an effective interest rate of 1.6%. In connection with the 2024 Exchange Transaction, the remaining unamortized debt issuance costs related to the 2028 Notes of $1.1 million were extinguished by offsetting the carrying amount of the convertible senior notes.
The net carrying amount of the liability for the 2028 Notes is included as convertible senior notes, net, non-current on our consolidated balance sheets as follows:

	December 31,
(in thousands)	2024	2023
Principal amount	$—	$459,000
Unamortized debt issuance costs	—	(1,374)
Net carrying amount	$—	$457,626
Interest expense for the 2028 Notes was as follows for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$6,139	$10,133	$13,500
Amortization of debt issuance costs	289	472	617
Total interest expense	$6,428	$10,605	$14,117

Fiscal 2024 Form 10-K	112

NOTE 6. RESTRUCTURING
During the year ended December 31, 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(in thousands)	Year Ended December 31, 2024	Cumulative amount incurred to date
Employee separation costs	$10,008	$10,008
Other costs	15,214	15,214
Total restructuring charges(1)	$25,222	$25,222
(1) For the year ended December 31, 2024, cumulative charges incurred to date include $14.9 million in sales, general and administrative expense; $5.9 million in research and development expense; and $4.4 million in cost of revenue.
Cumulative charges incurred to date include employee separation costs comprised of approximately $5.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $4.5 million of severance costs.
Other costs in the year ended December 31, 2024 are primarily related to accelerated amortization and depreciation of $8.1 million for the right-of-use asset, leasehold improvements, and furniture and fixtures relating to the abandonment of the San Diego office. We also incurred cumulative charges to date for excess inventory of $3.6 million primarily relating to a decrease in internal demand resulting from the expense reduction initiatives which were recognized in cost of product revenues. The accelerated amortization and depreciation, which was recognized in sales, general and administrative expense, was determined as a result of the Company's change in estimate pertaining to its remaining useful life of the San Diego office utilizing the estimated date on which it planned to abandon the San Diego office. The lease liability pertaining to the San Diego office was also remeasured during the year ended December 31, 2024 resulting in a reduction in the operating lease liability balance of $4.4 million, which was offset against the right-of-use asset on our consolidated balance sheets. We exited our San Diego office in September 2024.
A summary of the liabilities related to the restructuring is as follows:

(in thousands)	Employee Separation Costs	Other Costs	Total
Expense recorded in YTD 2024	$10,008	$2,816	$12,824
Cash paid during YTD 2024	(10,008)	(2,646)	(12,654)
Amount recorded in current liabilities as of December 31, 2024	$—	$170	$170

Estimated total restructuring costs to still be incurred	$—	$946	$946
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of December 31, 2024 is $2.6 million, and is included in operating lease liabilities, current on our consolidated balance sheets.
The other restructuring costs are expected to be incurred and paid by the end of 2025.

Fiscal 2024 Form 10-K	113

NOTE 7. COMMITMENTS AND CONTINGENCIES

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
As of December 31, 2024, the maturities of our operating lease liabilities were as follows:

(in thousands)
2025	$11,481
2026	8,780
2027	7,110
2028	—
2029	—
Thereafter	—
Total undiscounted operating lease payments	27,371
Less: imputed interest	(2,431)
Present value of operating lease liabilities	$24,940

Balance Sheet Classification
Operating lease liabilities, current	$10,026
Operating lease liabilities, non-current	14,914
Total operating lease liabilities	$24,940
We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted-average discount rate used to measure our operating lease liabilities was 7.7%. The weighted-average remaining lease term for our operating leases as of December 31, 2024 was 2.7 years.
Cash Flows
Cash paid for amounts included in the present value of operating lease liabilities was $14.2 million and $12.1 million for the years ended December 31, 2024 and 2023, respectively, and were included in operating cash flows.
Operating Lease Costs
Operating lease costs were $14.5 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively.

Contingencies
We may become involved in legal proceedings, claims and assessments from time to time in the ordinary course of business. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Fiscal 2024 Form 10-K	114

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
Please see subsection titled Legal Proceedings, in Part I, Item 3 of this Annual Report on Form 10-K.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of December 31, 2024.

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
Our purchase orders and contractual obligations are approximately $57.6 million as of December 31, 2024, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
We recognized a loss on purchase commitment of $1.0 million for the year ended December 31, 2024, which was recorded as part of accrued expenses on our consolidated balance sheet and is included in the aforementioned purchase orders and contractual obligations amount. The purchase commitment loss is based on an estimate of future excess inventory related to supply agreements with third-party vendors, for which we do not expect to have related sales.
We have a long-term supply agreement, which was most recently amended in September 2024 (the “Supply Agreement”), for the purchase of certain products with a semiconductor manufacturer (“Supplier”). The Supply Agreement provides for minimum purchase commitments through 2027 in exchange for guaranteed capacity at Supplier. We are responsible for providing certain materials to allow our Supplier to perform its obligations under the contract.
We paid our Supplier a deposit of $9.0 million in November 2022 and an additional deposit of $6.0 million in 2023, for a total of $15.0 million (the “Deposit”). The Deposit is fully refundable to us, in accordance with the Supply Agreement, if we meet the minimum volume purchase commitment for the applicable year. $3.0 million was refunded to us during the year ended December 31, 2024. As of December 31, 2024, $4.0 million related to the Deposit was included in prepaid expenses and other current assets on our consolidated balance sheets and $8.0 million related to the Deposit was included in other long-term assets on our consolidated balance sheets, as we believe it is probable the minimum volume purchase commitment level will be achieved.

Fiscal 2024 Form 10-K	115

NOTE 8. INCOME TAXES
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
During the years ended December 31, 2024, 2023, and 2022 income/(loss) before taxes from U.S. operations were ($311.0) million, ($318.9) million, and ($315.7) million, respectively, and income/(loss) before taxes from foreign operations was $1.5 million, $0.7 million, and $1.8 million, respectively.

Income Tax Provision (Benefit)
Income tax provision (benefit) consists of the following:

	Years ended December 31,
(in thousands)	2024	2023	2022
Total current	$521	$—	$—

Deferred:
Federal	(8)	(9,956)	—
State	(197)	(1,468)	—
Foreign	—	—	—
Total deferred	(205)	(11,424)	—
Income tax provision (benefit)	$316	$(11,424)	$—
Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Years ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	1.9	3.0	4.4
Change in valuation allowance	(10.8)	(20.0)	(25.1)
Tax credits	1.5	2.0	2.2
Share-based compensation	(3.7)	(2.1)	(2.2)
Merger Expenses	—	(0.1)	—
Goodwill impairment	(9.8)	—	—
Other	(0.2)	(0.2)	(0.4)
Total	(0.1)%	3.6%	(0.1)%

Fiscal 2024 Form 10-K	116

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$434,122	$435,488
Research and development credits	91,416	83,922
Capitalized research and experimental expenses	73,281	63,196
Accruals and reserves	10,506	16,872
Cancellation of indebtedness income and interest expense	20,424	14,907
Share-based compensation	18,195	18,584
Operating lease liability	5,618	9,510
Total deferred tax assets	653,562	642,479
Less: Valuation allowance	(558,794)	(525,703)
Total deferred tax assets:	94,768	116,776
Intangibles	(91,504)	(109,488)
Fixed assets	(261)	(548)
Operating lease right-of-use assets	(3,549)	(7,491)
Total deferred tax liabilities	(95,314)	(117,527)
Deferred tax liabilities, net	$(546)	$(751)
At December 31, 2024, we maintained a valuation allowance against our net deferred tax assets which totaled $558.8 million, including net operating loss carryforwards and research and development credits of $434.1 million and $91.4 million, respectively.
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
For the year ended December 31, 2024, the Company's valuation allowance increased to $558.8 million, primarily because of an increase in our credits and capitalized research & experimental expenses that were fully offset by a valuation allowance. For the year ended December 31, 2023, the Company's valuation allowance increased to $525.7 million, primarily because of an increase in our net operating losses, credits, and capitalized research and experimental expenses that were fully offset by a valuation allowance.
As of December 31, 2024, we had a net operating loss carryforward for federal income tax purposes of approximately $1,704.2 million, of which $783.2 million is subject to expiration beginning in 2025. We had a total state net operating loss carryforward of approximately $1,170.6 million, which is subject to annual expirations. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
We have federal credits of approximately $64.4 million, a portion of which will begin to expire in 2025 if not utilized and state research credits of approximately $54.6 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

Fiscal 2024 Form 10-K	117

As of December 31, 2024, our total unrecognized tax benefit was $17.7 million. A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows:

(in thousands)
Balance as of December 31, 2021	$8,335
Decrease in balance related to tax positions taken in prior year	(10)
Increase in balance related to tax positions taken during current year	2,085
Balance as of December 31, 2022	10,410
Increase in balance related to tax positions taken in prior year	2,044
Increase in balance related to tax positions taken during current year	2,100
Balance as of December 31, 2023	14,554
Decrease in balance related to tax positions taken in prior year	(6)
Increase in balance related to tax positions taken during current year	3,128
Balance as of December 31, 2024	$17,676
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2021 to present and December 31, 2020 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

NOTE 9. STOCKHOLDERS' EQUITY

Common and Preferred Stock
Our Certificate of Incorporation, as amended and restated in October 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
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

Fiscal 2024 Form 10-K	118

Equity Plans
The 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), and the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) allow for the issuance of stock options, restricted units and awards, and performance-based awards. The 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to acquire common stock at a discounted price through payroll deductions during designated offering periods.
On May 25, 2022, stockholders approved an amendment to the 2020 Plan, and we reserved an additional 18.0 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
On June 18, 2024, stockholders approved an amendment to the 2020 Plan, and we reserved an additional 20.0 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of December 31, 2024, we had 28.4 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2023	13,011	$10.63
Granted	493	$1.99
Exercised	(515)	$3.15
Canceled	(2,153)	$8.89
Expired	(327)	$5.81
Outstanding at December 31, 2024	10,509	$11.09
The aggregate intrinsic value of the outstanding options presented in the table above as of December 31, 2024, totaled $0.1 million, and had a weighted-average remaining contractual life of 5.4 years.
The aggregate intrinsic value of outstanding options represents the total pre-tax intrinsic value (i.e. the difference between $1.83, our closing stock price on the last trading day of our fourth quarter of 2024, and the option exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock.
The vested and exercisable options as of December 31, 2024, totaled 9,429,082 shares, had an aggregate intrinsic value that was not significant, a weighted-average exercise price per share of $11.26, and a weighted-average remaining contractual life of 5.1 years.
The vested and expected to vest options as of December 31, 2024, totaled 10,957,644 shares, had an aggregate intrinsic value of $0.1 million, a weighted-average exercise price per share of $11.13, and a weighted-average remaining contractual life of 5.4 years.
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0.8 million, $8.8 million, and $5.0 million, respectively. The total intrinsic value of options exercised represents the difference between our closing stock price on the exercise date and the option exercise price, multiplied by the number of in-the-money options exercised.
The weighted-average grant-date fair value of all options granted was $1.40 in 2024, $7.32 in 2023, and $5.93 in 2022, each determined by the Black-Scholes option valuation method.

Fiscal 2024 Form 10-K	119

Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
We have awarded both Restricted Stock Units (RSUs) and Performance Stock Units (PSUs). Each RSU represents the right to receive one share of our common stock upon meeting the required service-based vesting conditions. RSUs typically vest over four years, with equal annual installments.
In 2023, PSUs were granted and are based on performance against predefined revenue targets and require continued employment throughout the vesting period. These shares become issuable after the third year of the performance period. Achieving the maximum revenue goal allows up to 200% of the target PSU shares to become eligible for vesting, while failing to meet the minimum revenue goal results in no shares vesting.
The following table summarizes the time-based RSU and PSU activity:

			Weighted-average grant date fair value
(shares in thousands)	Restricted Stock Units (RSUs)	Performance Stock Units (PSUs)	RSU	PSU
Outstanding at December 31, 2023	11,308	541	$12.06	$9.43
Granted	12,722	—	5.02	—
Vested	(3,801)	—	12.43	—
Forfeited	(6,018)	(149)	7.90	9.43
Outstanding at December 31, 2024	14,211	392	$7.41	$9.43
The total fair value of shares vested related to RSUs during the years ended December 31, 2024, 2023, and 2022 was $47.2 million, $39.3 million, and $39.2 million, respectively.
The weighted-average grant-date fair value of all RSUs granted was $5.02 in 2024, $9.65 in 2023, and $10.15 in 2022.

Employee Stock Purchase Plan
As of December 31, 2024, a total of 33.5 million shares of our common stock have been reserved for issuance under the ESPP, which allows eligible employees to acquire common stock at a discounted price through payroll deductions during designated offering periods. Each offering period typically consists of four purchase periods, each lasting approximately six months. Shares are purchased at the lower of 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period. If the stock price at the end of a purchase period is lower than at the start of the offering period, the existing offering period will be reset, and a new offering period will begin. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each fiscal year equal to the lesser of 2% of the common shares then outstanding, 4,000,000 shares, or an amount determined by the ESPP’s administrator.
For the years ended December 31, 2024, 2023, and 2022, 1,906,529 shares, 1,735,058 shares, and 1,878,168 shares of common stock were purchased under the ESPP, respectively. As of December 31, 2024, 14.3 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$5,691	$5,399	$4,802
Research and development	19,172	22,435	30,676
Sales, general and administrative	46,173	44,284	43,135
Total share-based compensation	71,036	72,118	78,613
As of December 31, 2024 and 2023, $0.6 million and $0.6 million of share-based compensation cost was capitalized in inventory, net, on our consolidated balance sheets, respectively.

Fiscal 2024 Form 10-K	120

We estimate forfeitures related to our share-based compensation plans. The estimated forfeiture rate is based on historical data, trends, and other relevant factors, such as employee turnover rates and expectations about future forfeitures. The estimated forfeiture rate is reviewed periodically and adjusted as necessary to reflect changes in these factors.
The tax benefit of share-based compensation expense was immaterial for the years ended December 31, 2024, 2023, and 2022 due to a valuation allowance on the net deferred tax assets of our U.S. entities, for which we have concluded that it is more likely than not that we will not realize our deferred tax assets.

Determining Fair Value
We estimate the fair value of share options granted using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of RSU awards granted is the closing price of our shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period. For shares purchased under the ESPP, we estimate the grant-date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model.
•Expected Term – The expected term used in the Black-Scholes valuation method represents the period that the stock options are expected to be outstanding and is determined based on historical experience of similar awards, considering the contractual terms of the stock options and vesting schedules.
•Expected Volatility – The expected volatility used in the Black-Scholes valuation method is derived from the implied volatility related to our share price over the expected term.
•Expected Dividend – We have never paid dividends on our shares and, accordingly, the dividend yield percentage is zero for all periods.
•Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes valuation method is the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected terms.
Stock Options
When determining the current share prices underlying the stock options for calculating the grant-date fair value, we reference observable market prices of similar or identical instruments in active markets.
The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected term in years	4.9	4.9	4.6
Expected volatility	81% - 93%	77% - 78%	70% - 76%
Risk-free interest rate	3.48% – 4.32%	3.73% – 4.60%	0.41% – 3.66%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$1.40	$7.32	$5.93
Cash received from option exercises for the years ended December 31, 2024, 2023, and 2022 was $1.6 million, $6.5 million and $3.4 million, respectively.

Fiscal 2024 Form 10-K	121

ESPP
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	81% - 118%	79% - 97%	70% - 97%
Risk-free interest rate	3.9% - 5.3%	4.9% - 5.5%	0.6% - 3.5%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$1.53	$5.34	$4.28
Cash received through the ESPP for the years ended December 31, 2024, 2023, and 2022 was $6.1 million, $8.8 million, and $7.8 million, respectively.
As of December 31, 2024, $80.1 million of total unrecognized compensation expense related to stock options, restricted stock, and ESPP shares was expected to be recognized over a weighted-average period of 2.2 years.

NOTE 10. NET LOSS PER SHARE
The following table presents the calculation of the basic and diluted net loss per share amounts presented on our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Basic
Basic net loss	$(309,851)	$(306,735)	$(314,248)
Diluted
Basic net loss	$(309,851)	$(306,735)	$(314,248)
Add: Interest charges applicable to convertible notes (2028 Notes)	6,428	—	—
Less: Gain on debt restructuring (2029 Notes)	(154,407)	—	—
Diluted net loss	$(457,830)	$(306,735)	$(314,248)

Denominator:
Basic
Weighted-average shares used in computing basic net loss per share	274,488	253,629	224,550
Basic net loss per share	$(1.13)	$(1.21)	$(1.40)
Diluted
Weighted-average shares used in computing basic net loss per share	274,488	253,629	224,550
Add: Weighted average shares issuable upon conversion of convertible notes (2028 Notes)	9,395	—	—
Add: Weighted average shares issuable upon conversion of convertible notes (2029 Notes)	4,483	—	—
Weighted-average shares used in computing diluted net loss per share	288,366	253,629	224,550
Diluted net loss per share	$(1.59)	$(1.21)	$(1.40)

Fiscal 2024 Form 10-K	122

The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Shares issuable upon conversion of convertible senior notes	20,512	31,063	20,690
Equity awards	34,136	27,246	27,291
See Note 2. Business Acquisitions, for detailed information on contingently issuable shares that would be due upon achievement of a milestone. See Note 9. Stockholders’ Equity for detailed information on equity awards.

NOTE 11. SEGMENT AND GEOGRAPHIC INFORMATION
We are organized as, and operate in, one reportable segment: the development, manufacturing, and marketing of integrated platforms for genetic analysis. Our chief operating decision-maker (CODM) is our Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis for the purposes of evaluating financial performance and allocating resources.
On a regular basis, our CODM reviews:
•total revenues by category
•total expenses and expenses by function, including sales and marketing and general and administrative, which include depreciation and share-based compensation
•net loss per share
Our assets are primarily located in the United States of America and not allocated to any specific region, and we do not measure the performance of geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue.

Fiscal 2024 Form 10-K	123

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Total revenue	154,014	200,521	128,304
Less:
Cost of revenue	116,732	147,741	79,269
Research and development	134,922	187,170	193,000
Sales and marketing	87,244	79,287	84,465
General and administrative	87,773	90,531	76,389
Impairment charges	184,500	—	—
Merger-related expenses	—	9,042	—
Change in fair value of contingent consideration	(850)	15,060	2,377
Amortization of acquired intangible assets	18,006	6,157	—
Loss on extinguishment of debt	—	2,033	—
Gain on debt restructuring	(154,407)	—	—
Other income (expense), net	10,371	18,341	(7,052)
Income tax provision (benefit)	316	(11,424)	—
Consolidated net loss	(309,851)	(306,735)	(314,248)
A summary of our revenue by geographic location is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Americas (1)	$78,711	$105,410	$69,561
Europe, Middle East, and Africa	34,594	40,658	22,598
Asia-Pacific	40,709	54,453	36,145
Total	$154,014	$200,521	$128,304
(1)     Includes United States revenue of $75.3 million, $100.5 million, and $66.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
A summary of our revenue by category is as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Instrument revenue	$65,776	$120,451	$48,719
Consumable revenue	70,373	63,421	59,980
Product revenue	136,149	183,872	108,699
Service and other revenue	17,865	16,649	19,605
Total revenue	$154,014	$200,521	$128,304

Fiscal 2024 Form 10-K	124

NOTE 12. SUBSEQUENT EVENTS
On March 7, 2025, we entered into an amendment to our existing lease for our corporate headquarters, research and development facilities, and manufacturing and distribution centers in Menlo Park, California. The lease amendment extends the term from the prior expiration on October 31, 2027 to its new expiration on April 30, 2034. We will pay approximately $97.7 million in base rent over the life of the amended lease, and receive base rent abatement of approximately $11.6 million for the period beginning on March 1, 2025 and ending on July 31, 2026. We are also entitled to a tenant improvement allowance of $7.2 million.
On March 7, 2025, we entered into an agreement to acquire certain technology and related intellectual property from the Chinese University of Hong Kong for $9.7 million.

Fiscal 2024 Form 10-K	125

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Pacific Biosciences of California, Inc.’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting appears on page 127 hereof.

Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2024 Form 10-K	126

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
March 17, 2025

Fiscal 2024 Form 10-K	127

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Fiscal 2024 Form 10-K	128

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Fiscal 2024 Form 10-K	129

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(b)Financial Statement Schedules: See Item 15(a)(2), above.
(c)Exhibits: Refer to the Exhibit Index that follows.

Fiscal 2024 Form 10-K	130

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.4	Certificate of Amendment to the Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act			Filed herewith
4.3	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc., and U.S. Bank National Association, as Trustee	10-Q	4.1	August 4, 2023
4.4	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.3)	10-Q	4.1	August 4, 2023
4.5	Indenture, dated as of June 30, 2023, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	June 30, 2023
4.6	Form of 1.375% Convertible Senior Note due 2030 (included in Exhibit 4.5)	8-K	4.2	June 30, 2023
4.7	Indenture, dated as of November 21, 2024, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	November 22, 2024
4.8	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.7)	8-K	4.2	November 22, 2024
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.3+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.4+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.5+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.7+	2020 Equity Incentive Plan, as amended	8-K	10.1	June 20, 2024
10.8+	Form of Global Stock Option Agreement under the Pacific Biosciences of California, Inc., 2020 Equity Incentive Plan, as amended	8-K	10.2	June 20, 2024
10.9+	Form of Global Restricted Stock Unit Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.3	June 20, 2024
10.10+	Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc., and related forms of agreement thereunder	10-Q	10.4	November 5, 2021
10.11+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	November 19, 2021
10.12+	Letter Relating to Employment Terms by and between the Registrant and Susan G. Kim effective September 28, 2020	10-Q	10.2	November 3, 2020
10.13+	Form of Change in Control and Severance Agreement for executive officers			Filed herewith
10.14+	Letter Relating to Employment Terms by and between the Registrant and Christian O. Henry effective September 14, 2020	10-K	10.15	February 26, 2021
10.15+	Amended Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry dated December 11, 2024			Filed herewith
10.16+	Letter Relating to Employment Terms by and between the Registrant and Mark Van Oene effective January 8, 2021	10-K	10.18	February 26, 2021

Fiscal 2024 Form 10-K	131

10.17+	Amended Change in Control and Severance Agreement by and between the Registrant and Mark Van Oene dated December 12, 2024			Filed herewith
10.18†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015			Filed herewith
10.19†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016			Filed herewith
10.20	Second Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 30, 2019			Filed herewith
10.21	Third Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated March 7, 2025			Filed herewith
10.22	Investment Agreement, dated as of February 9, 2021, between Pacific Biosciences of California, Inc. and SB Northstar LP.	8-K	10.1	February 10, 2021
10.23+	Letter Relating to Employment Terms by and between the Registrant and Michele Farmer effective May 17, 2021	10-Q	10.2	August 6, 2021
10.24	Agreement and Plan of Merger of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp., Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 2021
10.25	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc., and each of the Investors	8-K	10.2	July 20, 2021
10.26+	Letter Relating to Employment Terms by and between the Registrant and Jeff Eidel effective August 16, 2022	8-K	99.3	January 24, 2023
10.27+	Separation Agreement and Release, by and between the Company and Jeff Eidel, dated December 6, 2024 and effective December 13, 2024	8-K/A	10.1	December 13, 2024
10.28+	Change in Control and Severance Agreement by and between the Registrant and Susan G. Kim effective February 3, 2021	8-K	99.4	January 24, 2023
10.29	Letter Agreement, dated June 23, 2023, between the Company and Chimera Investment LLC	8-K	10.1	June 23, 2023
10.30	Letter Agreement, dated November 7, 2024, between the Company and SB Northstar LP	8-K	10.1	November 7, 2024
10.31	Letter Agreement, dated November 21, 2024, between the Company and SB Northstar LP	8-K	10.1	November 22, 2024
10.32+	Form of Performance-Based Restricted Stock Unit Award Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	10-K	10.28	February 28, 2024
10.33+	Outside Director Compensation Policy			Filed herewith
19.1	Insider Trading Policy			Filed herewith
21.1	List of Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
97.1	Compensation Recovery Policy	10-K	97.1	February 28, 2024
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

Fiscal 2024 Form 10-K	132

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
_____________________

+	Indicates management contract or compensatory plan.

†	Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because (i) the identified confidential information is not material and (ii) the company customarily and actually treats that information as private or confidential.

*
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

Fiscal 2024 Form 10-K	133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: March 17, 2025	By:	/s/ Christian O. Henry
Christian O. Henry
President, Chief Executive Officer and Interim Chief Financial Officer

Date: March 17, 2025	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer

Fiscal 2024 Form 10-K	134

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christian O. Henry, Brett Atkins, and Michele Farmer, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for each individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Fiscal 2024 Form 10-K	135

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian O. Henry	Director, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 17, 2025
Christian O. Henry

/s/ Michele Farmer	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2025
Michele Farmer

/s/ John F. Milligan	Chairman of the Board of Directors	March 17, 2025
John F. Milligan

/s/ William W. Ericson	Director	March 17, 2025
William W. Ericson

/s/ Randall S. Livingston	Director	March 17, 2025
Randall S. Livingston

/s/ Marshall L. Mohr	Director	March 17, 2025
Marshall L. Mohr

/s/ Kathy Ordoñez	Director	March 17, 2025
Kathy Ordoñez

/s/ Lucy Shapiro	Director	March 17, 2025
Lucy Shapiro

/s/ Christopher M. Smith	Director	March 17, 2025
Christopher M. Smith

/s/ Hannah A. Valantine	Director	March 17, 2025
Hannah A. Valantine

Fiscal 2024 Form 10-K	136