Form 10-Q
period 2025-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2025-05-12
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 30, 2025: 300,084,685.

Q1 Fiscal 2025 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$58,507	$55,370
Investments	284,603	334,561
Accounts receivable, net	31,645	27,524
Inventory, net	54,007	58,755
Prepaid expenses and other current assets	15,471	18,781
Short-term restricted cash	690	690
Total current assets	444,923	495,681
Property and equipment, net	24,794	30,505
Operating lease right-of-use assets, net	44,408	16,091
Long-term restricted cash	1,532	1,532
Intangible assets, net	18,182	389,572
Goodwill	317,761	317,761
Other long-term assets	9,189	9,305
Total assets	$860,789	$1,260,447
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,037	$16,590
Accrued expenses	29,337	22,595
Deferred revenue, current	15,241	13,864
Operating lease liabilities, current	2,417	10,026
Other liabilities, current	5,570	3,224
Total current liabilities	66,602	66,299
Deferred revenue, non-current	5,855	5,900
Contingent consideration liability, non-current	—	18,700
Operating lease liabilities, non-current	50,480	14,914
Convertible senior notes, net, non-current	646,214	647,494
Other liabilities, non-current	—	546
Total liabilities	769,151	753,853

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 300,041 and 294,418 shares at March 31, 2025 and December 31, 2024, respectively	300	294
Additional paid-in capital	2,665,958	2,654,804
Accumulated other comprehensive income	381	422
Accumulated deficit	(2,575,001)	(2,148,926)
Total stockholders’ equity	91,638	506,594
Total liabilities and stockholders’ equity	$860,789	$1,260,447
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2025 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Revenue:
Product revenue	$31,113	$35,009
Service and other revenue	6,040	3,801
Total revenue	37,153	38,810
Cost of Revenue:
Cost of product revenue	26,333	22,447
Cost of service and other revenue	3,778	3,738
Amortization of acquired intangible assets	4,345	1,343
Loss on purchase commitment	4,068	—
Total cost of revenue	38,524	27,528
Gross (loss) profit	(1,371)	11,282
Operating Expense:
Research and development	29,053	43,455
Sales, general and administrative	40,168	43,753
Impairment charges	15,000	—
Amortization of acquired intangible assets	362,042	5,506
Change in fair value of contingent consideration	(18,700)	(70)
Total operating expense	427,563	92,644
Operating loss	(428,934)	(81,362)
Interest expense	(1,737)	(3,575)
Other income, net	4,294	6,759
Loss before benefit from income taxes	(426,377)	(78,178)
Income tax (benefit) provision	(302)	—
Net loss	(426,075)	(78,178)
Other comprehensive income:
Unrealized loss on investments	(41)	(525)
Comprehensive loss	$(426,116)	$(78,703)
Net loss per share:
Basic	$(1.44)	$(0.29)
Diluted	$(1.44)	$(0.29)
Weighted average shares outstanding used in calculating net loss per share:
Basic	296,858	269,578
Diluted	296,858	269,578
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2025 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(426,075)	(426,075)
Other comprehensive loss	—	—	—	(41)	—	(41)
Issuance of common stock in conjunction with equity plans	5,623	6	1,953	—	—	1,959
Share-based compensation expense	—	—	9,201	—	—	9,201
Balance at March 31, 2025	300,041	$300	$2,665,958	$381	$(2,575,001)	$91,638

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(78,178)	(78,178)
Other comprehensive loss	—	—	—	(525)	—	(525)
Issuance of common stock in conjunction with equity plans	4,536	4	6,887	—	—	6,891
Share-based compensation expense	—	—	19,525	—	—	19,525
Balance at March 31, 2024	272,280	$272	$2,566,304	$(306)	$(1,917,253)	$649,017
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2025 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(426,075)	$(78,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,131	3,240
Amortization of intangible assets	366,390	6,853
Amortization of right-of-use assets	1,258	1,921
Share-based compensation expense	9,201	19,525
Impairment charges	15,000	—
Accretion of discount and amortization of premium on marketable securities, net	(1,706)	(4,031)
Change in the estimated fair value of contingent consideration	(18,700)	(70)
Inventory provision	7,659	3
Deferred income taxes	(546)	—
Other	719	403
Changes in assets and liabilities
Accounts receivable, net	(4,121)	6,292
Inventory, net	(2,538)	(11,655)
Prepaid expenses and other assets	3,426	3,051
Accounts payable	(1,525)	6,644
Accrued expenses	311	(23,753)
Deferred revenue	1,332	1,601
Operating lease liabilities	(1,618)	(2,376)
Other liabilities	2,346	(5,152)
Net cash used in operating activities	(44,056)	(75,682)
Cash flows from investing activities
Purchases of property and equipment	(1,389)	(3,879)
Purchases of intangible assets	(5,000)	—
Purchases of investments	(61,820)	(191,907)
Maturities of investments	113,443	161,650
Net cash provided by (used in) investing activities	45,234	(34,136)
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	1,959	6,891
Notes payable principal payoff	—	(338)
Net cash provided by financing activities	1,959	6,553
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,137	(103,265)
Cash, cash equivalents, and restricted cash at beginning of period	57,592	182,633
Cash, cash equivalents, and restricted cash at end of period	$60,729	$79,368
Cash and cash equivalents at end of period	58,507	76,646
Restricted cash at end of period	2,222	2,722
Cash, cash equivalents, and restricted cash at end of period	$60,729	$79,368

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$29,575	$—
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2025 Form 10-Q	6

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
Our products and technology, which include our HiFi long-read sequencing technology, address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2024 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report").

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2025. Actual results could differ materially from these estimates.

Q1 Fiscal 2025 Form 10-Q	7

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

Concentration and Other Risks
For the three months ended March 31, 2025 and 2024, no customer accounted for 10% or more of total revenue during the period.
As of March 31, 2025, 36% of our accounts receivable were from domestic customers, compared to 36% as of December 31, 2024. As of March 31, 2025, one customer exceeded 10% of our net accounts receivable, while no customer represented 10% or more of our net accounts receivable as of December 31, 2024.

Recent Accounting Pronouncements
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning in 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard will be effective for us beginning in the first quarter of 2026, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-04 on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new standard requires a company to provide disaggregated disclosures, within the notes to the financial statements, of specified categories of expenses that are included in line items on the face of the income statement. The standard will be effective for us beginning in 2027, and interim periods within 2028, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

Q1 Fiscal 2025 Form 10-Q	8

Significant Accounting Policies
There have been no changes to our significant accounting policies as disclosed in our 2024 Annual Report.

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

Q1 Fiscal 2025 Form 10-Q	9

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	March 31, 2025				December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$42,952	$15,555	$—	$58,507	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	—	38,790	—	38,790	—	46,905	—	46,905
U.S. government & agency securities	—	245,813	—	245,813	—	287,656	—	287,656
Total investments	—	284,603	—	284,603	—	334,561	—	334,561

Short-term restricted cash	690	—	—	690	690	—	—	690
Long-term restricted cash	1,532	—	—	1,532	1,532	—	—	1,532
Total assets measured at fair value	$45,174	$300,158	$—	$345,332	$57,592	$334,561	$—	$392,153

Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$18,700	$18,700
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$18,700	$18,700
For the three months ended March 31, 2025, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
Contingent Consideration
In connection with the August 2023 Apton Biosystems, Inc. (“Apton”) acquisition, contingent consideration of $25.0 million, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock, is due upon the achievement of a milestone, defined as the achievement of $50.0 million in revenue associated with Apton's technology, provided that the milestone event occurs prior to the five-year anniversary of the closing date of the acquisition. At this time, the number of shares, if any, to be issued in connection with the achievement of the specified milestone is not known and will be calculated based on the daily volume-weighted average price of our common stock for the twenty trading days ending on and including the fifth trading day immediately prior to the occurrence of the specified milestone. Upon achievement of the milestone, we may pay cash in lieu of our common stock to ensure that the issuance of our common stock does not exceed 19.9% of our outstanding shares of common stock then outstanding.
The contingent consideration is accounted for as a liability at fair value, with changes during each reporting period recognized in our condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration liability was calculated using a Monte Carlo Simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.
We classify contingent consideration within Level 3 as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. Estimates and assumptions used in the Monte Carlo simulation include risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.

Q1 Fiscal 2025 Form 10-Q	10

We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. The key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. As of March 31, 2025, primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability was $0. An acceleration in the timing of projected revenues or an increase in the projected revenues may result in an increase in the fair value of the liability. A decrease in the discount rates, which include the risk-free rate and estimated subordinated credit spread for CCC credit rating, may result in an increase in the fair value of the liability.
Changes in the estimated fair value of the contingent consideration liability for the three months ended March 31, 2025 were as follows:

(In thousands)	Level 3
Beginning balance as of December 31, 2024	$18,700
Change in estimated fair value	(18,700)
Ending balance as of March 31, 2025	$—
Changes to the fair value are recorded as change in fair value of contingent consideration in the condensed consolidated statement of operations and comprehensive loss.

Q1 Fiscal 2025 Form 10-Q	11

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of March 31, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$58,507	$1	$(1)	$58,507
Investments:
Corporate debt securities	38,635	169	(14)	38,790
U.S. government & agency securities	245,587	283	(57)	245,813
Total investments	284,222	452	(71)	284,603
Total cash, cash equivalents and investments	$342,729	$453	$(72)	$343,110

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	46,746	184	(25)	46,905
U.S. government & agency securities	287,393	418	(155)	287,656
Total investments	334,139	602	(180)	334,561
Total cash, cash equivalents and investments	$389,509	$602	$(180)	$389,931

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2025:

(In thousands)	Fair Value
Due in one year or less	$227,680
Due after one year through five years	72,478
Total	$300,158
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $3.9 million for the three months ended March 31, 2025 and $7.2 million for the three months ended March 31, 2024.

Q1 Fiscal 2025 Form 10-Q	12

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	March 31, 2025	December 31, 2024
Purchased materials	$44,479	$45,270
Work in process	24,914	22,172
Finished goods	13,429	14,081
Inventory, gross	82,822	81,523
Inventory reserve	(28,815)	(22,768)
Inventory, net	$54,007	$58,755

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We performed our annual assessment for goodwill impairment in the second quarter of 2024, as of the beginning of April 2024, noting no impairment. We recognized a $93.2 million and $51.3 million impairment charge in the second and fourth quarter of 2024, respectively, as a result of quantitative interim impairment tests.
Based primarily on the decline in our stock price and overall market capitalization during the first quarter of 2025, driven in part by macroeconomic uncertainties, as well as our updated strategic plans and restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and ceasing development of our high-throughput short-read platform, we concluded that changes to the timing and amount of expected future cash flows, among other factors, indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, requiring an interim goodwill impairment assessment. As a result of the quantitative interim impairment test performed as of March 31, 2025, we concluded that there was no impairment, as the estimated fair value of the entity-level reporting unit exceeded the carrying value.
To determine the fair value of the entity-level reporting unit as of March 31, 2025, we performed our impairment test using a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. An increase of 100 basis points to the discount rate used in our assessment would have resulted in a change in the fair value of the reporting unit of approximately $75 million. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the implied fair value of goodwill and may result in additional impairment charges in the future.
Intangible Assets
Intangible assets include developed technology, customer relationships, and acquired in-process research and development ("IPR&D"). In connection with the Apton acquisition in August 2023, we allocated $55.0 million of the purchase price to IPR&D. This asset is considered indefinite-lived until the associated research and development activities are either completed or abandoned, and is tested for impairment annually and more

Q1 Fiscal 2025 Form 10-Q	13

frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
We recognized a $40.0 million impairment charge in the fourth quarter of 2024 as a result of a quantitative interim impairment test.
Based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was below carrying value and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D below its carrying amount as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and resulted in ceasing development of our high-throughput short-read sequencing platform. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
Significant estimates and assumptions used in the income approach include timing of future cash flows, revenue growth assumptions, a selected discount rate of 14.0%, and a selected obsolescence factor of 11 years. The discount rate was based primarily on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and significant management judgment. The assumptions used were inherently subject to uncertainty and small changes in these assumptions could have had a significant impact on the concluded value. A decrease of 200 basis points to the discount rate used in our analysis would have resulted in an increase in the estimated fair value of the IPR&D of approximately $3 million, and an increase of one year to the obsolescence factor used in our analysis would have resulted in an increase in the estimated fair value of the IPR&D of approximately $3 million.
Changes to IPR&D during the three months ended March 31, 2025 were as follows:

(In thousands)
Balance as of December 31, 2024	$15,000
Impairment charge	(15,000)
Balance as of March 31, 2025	$—
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.
In addition to IPR&D, we had the following acquired finite-lived intangible assets:

		As of March 31, 2025			As of December 31, 2024
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,179	$(402,997)	$18,182	$411,179	$(36,607)	$374,572
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,539	$(403,357)	$18,182	$411,539	$(36,967)	$374,572

Q1 Fiscal 2025 Form 10-Q	14

The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2025	$3,059
2026	4,078
2027	4,078
2028	1,301
2029	745
2030 and thereafter	4,921
Total	$18,182
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
During the three months ended March 31, 2025, we revised the estimated useful life of the developed technology acquired in the 2021 Omniome, Inc. ("Omniome") acquisition. This change reflects updated strategic plans and restructuring initiatives focused on accelerating HiFi sequencing adoption, leading to ceased development of our high-throughput short-read platform and revised expectations for the timing and amount of future cash flows from short-read sequencing products and services. As a result of the change in estimate, during the three months ended March 31, 2025 we recognized accelerated amortization of $359.3 million within amortization of acquired intangible assets in operating expenses, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. This expense reduced basic and diluted net loss per share by $1.21.
On March 7, 2025, the Company entered into an agreement to acquire certain developed technology and related intellectual property from The Chinese University of Hong Kong for total consideration of $9.7 million. In addition, the Company entered into a license agreement for complementary developed technology during the three months ended March 31, 2025. Both the acquired technology and license are classified as intangible assets and are being amortized over an estimated useful life of three years. As of March 31, 2025, $5.0 million of intangible assets acquired during the first quarter of 2025 remained unpaid, is included in accrued liabilities on the condensed consolidated balance sheets, and is expected to be paid in 2026.
In the first quarter of 2025, as part of our interim goodwill impairment test, we also performed a recoverability test for the definite-lived asset group noting no impairment.
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.

Deferred Revenue
As of March 31, 2025, we had a total of $21.1 million of deferred revenue, $15.2 million of which was recorded as deferred revenue, current, and $5.9 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the three months ended March 31, 2025 includes $4.6 million that was included in deferred revenue as of December 31, 2024.

Q1 Fiscal 2025 Form 10-Q	15

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $58.7 million, of which approximately 70% is expected to be converted to revenue over the next twelve months, approximately 23% in the following twelve months, and the remainder thereafter.

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Balance at beginning of period	$3,100	$4,681
Additions charged to cost of product revenue	1,311	1,600
Repairs and replacements	(1,552)	(2,161)
Balance at end of period	$2,859	$4,120

NOTE 4. CONVERTIBLE SENIOR NOTES

2029 Convertible Senior Notes
On November 7, 2024, we entered into an exchange agreement with SB Northstar LP (“SBN”), a subsidiary of SoftBank Group Corp., pursuant to which we agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of our previously held 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) outstanding for (i) $200.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), (ii) 20,451,570 shares of common stock (the “Exchange Shares”) and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The Exchange Shares were issued on November 21, 2024 (the “Closing Date”). The 2029 Notes, the Exchange Shares, and shares of common stock issuable upon conversion of the 2029 Notes are subject to certain lock-up restrictions for a six-month period (the “Lock-Up Period”) beginning on the Closing Date of the 2024 Exchange Transaction; the lock-up restrictions will terminate immediately prior to the consummation of any change in control of the Company.
Upon any conversion of the 2029 Notes, SBN will not be entitled to be issued a number of shares of the Company’s common stock which would cause SBN's beneficial ownership of common stock to exceed either 9.9% of the total number of issued and outstanding shares of common stock or 9.9% of the combined voting power of all of the securities of the Company, in each case, following such conversion.
The 2029 Notes are governed by an indenture (the “2029 Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes bear interest at a rate of 1.50% per annum. Interest on the 2029 Notes is payable semi-annually in arrears on February 15 and August 15, commencing on February 15, 2025. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase.

Q1 Fiscal 2025 Form 10-Q	16

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

Q1 Fiscal 2025 Form 10-Q	17

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
The carrying amount of the liability for the 2029 Notes as of March 31, 2025 is $213.5 million, of which $210.5 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our consolidated balance sheets.
Changes to the 2029 Notes during the three months ended March 31, 2025 were as follows:

(In thousands)
Carrying amount as of December 31, 2024	$214,200
Contractual interest expense	(700)
Carrying amount as of March 31, 2025	$213,500
As of March 31, 2025, the estimated fair value (Level 2) of the 2029 Notes was $154.0 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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

Q1 Fiscal 2025 Form 10-Q	18

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

Q1 Fiscal 2025 Form 10-Q	19

Following the closing of the 2023 Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	March 31, 2025	December 31, 2024
Principal amount	$441,000	$441,000
Unamortized debt premium	434	453
Unamortized debt issuance costs	(5,720)	(5,959)
Net carrying amount	$435,714	$435,494
Interest expense for the 2030 Notes was as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Contractual interest expense	$1,516	$1,533
Amortization of debt issuance costs	239	239
Total interest expense	$1,755	$1,772
As of March 31, 2025, the estimated fair value (Level 2) of the 2030 Notes was $276.6 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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
Interest expense for the 2028 Notes was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$—	$1,721
Amortization of debt issuance costs	—	81
Total interest expense	$—	$1,802

Q1 Fiscal 2025 Form 10-Q	20

NOTE 5. RESTRUCTURING

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended March 31, 2025	Cumulative amount incurred to date
Employee separation costs (1)	$4,649	$4,649
Total restructuring charges	$4,649	$4,649
(1) $2.5 million was recorded in sales, general and administrative expense and $2.1 million in research and development expense.
Charges included employee separation costs comprised of approximately $2.4 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $2.2 million of severance costs.
In connection with the restructuring and strategic shift, we incurred an additional $388.2 million in costs. These include $359.3 million of accelerated amortization of certain intangible assets, $15.0 million of IPR&D impairment charges, $7.7 million related to excess inventory due to decreased external demand and $3.8 million for estimated losses on purchase commitments tied to anticipated future excess inventory included in cost of revenue, and $2.4 million of accelerated depreciation of fixed assets. See Note 3. Balance Sheet Components for additional information on the IPR&D impairment assessment and the change in estimated useful life of the intangible asset and accelerated amortization.
A summary of the liabilities related to the restructuring is as follows:

(In thousands, excluding non-cash activities)	Employee Separation Costs	Total
Expense recorded in Q1 2025	$4,649	$4,649
Cash paid in Q1 2025	—	—
Amount recorded in current liabilities as of March 31, 2025	$4,649	$4,649

Estimated total restructuring costs to still be incurred	$—	$—

Q1 Fiscal 2025 Form 10-Q	21

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended March 31, 2025	Cumulative amount incurred to date
Employee separation costs	$—	$10,008
Other costs	975	16,189
Total restructuring charges(1)	$975	$26,197
(1) For the three months ended March 31, 2025, $1.0 million was recorded in sales, general and administrative expense.
Cumulative charges incurred to date include $15.9 million in sales, general and administrative expense; $5.9 million in research and development expense; and $4.4 million in cost of revenue.
Cumulative charges incurred to date include employee separation costs comprised of approximately $5.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $4.5 million of severance costs.
Other costs in the three months ended March 31, 2025 are primarily related to a lease termination fee and other costs related to our exit of the San Diego office. Other costs in cumulative charges incurred to date are primarily related to accelerated amortization and depreciation of $8.1 million for the right-of-use asset, leasehold improvements, and furniture and fixtures relating to the abandonment of the San Diego office. We also incurred cumulative charges to date for excess inventory of $3.6 million primarily relating to a decrease in internal demand resulting from the expense reduction initiatives which were recognized in cost of product revenues. The accelerated amortization and depreciation, which was recognized in sales, general and administrative expense, was determined as a result of the Company's change in estimate pertaining to its remaining useful life of the San Diego office utilizing the estimated date on which it planned to abandon the San Diego office. The lease liability pertaining to the San Diego office was also remeasured during the three months ended June 30, 2024 resulting in a reduction in the operating lease liability balance of $4.4 million, which was offset against the right-of-use asset on the condensed consolidated balance sheets. We fully exited our San Diego office in September 2024.
A summary of the liabilities related to the restructuring is as follows:

(In thousands)	Other Costs	Total
Amount recorded in current liabilities as of December 31, 2024	$170	$170
Additional expense recorded	$975	$975
Cash payments	(581)	(581)
Amount recorded in current liabilities as of March 31, 2025	$564	$564

Estimated total restructuring costs to still be incurred	$—	$—
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of March 31, 2025 is $1.8 million, and is included in operating lease liabilities, current on the condensed consolidated balance sheets.

Q1 Fiscal 2025 Form 10-Q	22

NOTE 6. COMMITMENTS AND CONTINGENCIES

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
On March 7, 2025, we amended our existing lease covering our corporate headquarters, as well as our research and development, manufacturing, and distribution facilities in Menlo Park, California. The lease amendment extends the term to April 30, 2034. We will pay approximately $97.7 million in base rent over the life of the amended lease and receive base rent abatement of approximately $11.6 million for the period beginning on March 1, 2025 and ending on July 31, 2026. We are also entitled to a tenant improvement allowance of $7.2 million. The lease amendment increased our operating lease right-of-use assets and operating lease liabilities by $29.6 million on our condensed consolidated balance sheets.

As of March 31, 2025, the maturities of our operating lease liabilities were as follows:

(in thousands)
2025	$2,327
2026	3,941
2027	9,165
2028	12,389
2029	12,761
Thereafter	59,897
Total undiscounted operating lease payments	100,480
Less: imputed interest	(47,583)
Present value of operating lease liabilities	$52,897

Balance Sheet Classification
Operating lease liabilities, current	$2,417
Operating lease liabilities, non-current	50,480
Total operating lease liabilities	$52,897
We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted-average discount rate used to measure our operating lease liabilities was 10.1%. The weighted-average remaining lease term for our operating leases as of March 31, 2025 was 9.0 years.
Cash Flows
Cash paid for amounts included in the present value of operating lease liabilities was $2.4 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and were included in operating cash flows.

Q1 Fiscal 2025 Form 10-Q	23

Operating Lease Costs
Operating lease costs were $2.0 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2025 and December 31, 2024.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of March 31, 2025, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of March 31, 2025, we had 11.3 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2024 Annual Report for more information on the Company's equity plans.

Q1 Fiscal 2025 Form 10-Q	24

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2024	10,509	$11.09
Granted	7,562	1.24
Canceled	(1,287)	9.20
Expired	(236)	6.91
Outstanding at March 31, 2025	16,548	$6.80

Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
We issue RSUs for which the respective shares vest when the requisite service period is achieved. We issue PSUs for which the number of shares issuable is based on performance relative to specified revenue targets and continued employment through the vesting period. The PSUs are issuable following the third year of the performance period. Maximum achievement of the revenue goal under the PSUs will result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under the PSUs will result in no shares subject to the PSUs becoming eligible to vest. The following table summarizes the time-based RSUs and PSUs activity:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2024	14,211	392	$7.41	$9.43
Granted	11,618	—	1.25	—
Vested	(3,870)	—	9.51	—
Forfeited	(552)	—	5.79	—
Outstanding at March 31, 2025	21,407	392	$3.73	$9.43

Employee Stock Purchase Plan ("ESPP")
Shares issued under our ESPP were 1,752,417 and 1,194,436 during the three months ended March 31, 2025 and 2024, respectively. In the first quarter of 2025, an additional 4.0 million shares were reserved under the ESPP. As of March 31, 2025, 16.5 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cost of revenue	$1,165	$2,106
Research and development	2,607	5,788
Sales, general and administrative	5,429	11,631
Total share-based compensation expense	$9,201	$19,525

Q1 Fiscal 2025 Form 10-Q	25

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
The fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term in years	4.9	4.9
Expected volatility	95% — 96%	81%
Risk-free interest rate	3.92% — 4.29%	4.32%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.91	$2.45
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	113%	81%
Risk-free interest rate	3.96% — 4.31%	4.54% — 5.27%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.93	$2.78

NOTE 8. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and potential shares assuming the dilutive effect of the Notes, using the if-converted method, and outstanding equity awards using the treasury stock method.

Q1 Fiscal 2025 Form 10-Q	26

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Numerator:
Net loss	$(426,075)	$(78,178)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	296,858	269,578
Basic net loss per share	$(1.44)	$(0.29)

Diluted
Weighted average shares used in computing diluted net loss per share	296,858	269,578
Diluted net loss per share	$(1.44)	$(0.29)
The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended March 31,
(In thousands)	2025	2024
Shares issuable upon conversion of convertible senior notes	61,415	31,063
Equity Awards	47,133	36,924
See Note 7. Equity Plans and Share-Based Compensation for detailed information on equity awards.

NOTE 9. SEGMENT AND GEOGRAPHIC INFORMATION
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

Q1 Fiscal 2025 Form 10-Q	27

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Total revenue	37,153	38,810
Less:
Cost of revenue	38,524	27,528
Research and development	29,053	43,455
Sales and marketing	20,076	22,537
General and administrative	20,092	21,216
Impairment charges	15,000	—
Change in fair value of contingent consideration	(18,700)	(70)
Amortization of acquired intangible assets	362,042	5,506
Other income, net	2,557	3,184
Income tax provision	(302)	—
Consolidated net loss	(426,075)	(78,178)
A summary of our revenue by geographic location is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Americas	$16,303	$17,678
Europe, Middle East and Africa	9,240	8,356
Asia-Pacific	11,610	12,776
Total	$37,153	$38,810
A summary of our revenue by category is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Instrument revenue	$11,016	$19,025
Consumable revenue	20,097	15,984
Product revenue	31,113	35,009
Service and other revenue	6,040	3,801
Total revenue	$37,153	$38,810

Q1 Fiscal 2025 Form 10-Q	28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and (ii) our 2024 Annual Report filed with the U.S. Securities and Exchange Commission, or the SEC, on March 17, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this Management's Discussion and Analysis ("MD&A"), we presume that readers have access to and have read the MD&A in our 2024 Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
Our MD&A is organized into the following sections:
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
Our products and technology, which include our HiFi long-read sequencing technology, address solutions across a broad set of applications including human genetics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential. Long-read sequencing has been applied to produce telomere-to-telomere genomes of humans, pangenome references, and has been recognized for its ability to provide more complete views of human variation.
We focus on creating some of the world’s most advanced sequencing systems to provide our customers with the most complete and accurate view of genomes, transcriptomes, and epigenomes.
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations ("CROs"), pharmaceutical companies, and agricultural companies.

Q1 Fiscal 2025 Form 10-Q	29

Strategic Objectives
Our 2025 strategic objectives are to grow revenue and expand gross margins through the following four activities:
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
•Progressing our clinical strategy to improve outcomes and create durability. Revio is increasingly being used in laboratory developed tests ("LDT") and clinical research settings to consolidate multiple tests and address complex genetic challenges.
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

Financial Overview
Key highlights of the three months ended March 31, 2025 consolidated financial results include the following:

Revenue of	Gross loss of	Operating loss of	Cash, cash equivalents, and investments of
$37.2 M	$1.4 M	$428.9 M	$343.1 M
compared to $38.8 M during the same period of 2024	compared to gross profit of $11.3 M during the same period of 2024	compared to $81.4 M during the same period of 2024	compared to $389.9 M at December 31, 2024
•Revenue was comprised of $11.0 million in instrument revenue, $20.1 million in consumables revenue and $6.0 million in service and other revenue for the first quarter of 2025. Revenue was comprised of $19.0 million in instrument revenue, $16.0 million in consumables revenue and $3.8 million in service and other revenue for the first quarter of 2024. The decrease was primarily due to lower Revio unit sales, which was partially offset by higher Vega unit sales, consumable sales, and service and other revenue.
•We recorded a gross loss for the first quarter of 2025 primarily due to $12.0 million of restructuring charges, which include $7.7 million in inventory adjustments and $3.8 million of losses on purchase commitments, and an increase of $3.0 million in amortization of acquired intangible assets, partially offset by lower per unit costs to manufacture our products. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross margins may be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials, and tariffs.

Q1 Fiscal 2025 Form 10-Q	30

•Loss from operations increased $347.6 million for the first quarter of 2025 compared with the same quarter of 2024. Operating expenses increased $334.9 million primarily due to $381.8 million of costs incurred in connection with the restructuring and strategic shift, which include $359.3 million of accelerated amortization of acquired intangible assets, $15.0 million of impairment charges, and $4.6 million of employee separation costs. The increase was partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration and a decrease in research and development expenses.
•Cash, cash equivalents, and short-term investments were $343.1 million at March 31, 2025, which represents a 12% decrease compared to the balance at December 31, 2024.
The sales cycle for Revio instrument purchases continues to be elongated. We believe this has been caused by, among other reasons, the uncertainty surrounding the funding for new capital equipment, in particular, uncertainty in the United States related to the National Institutes of Health ("NIH") and academic funding; procurement delays; small-to-mid-size existing customers yet to increase their sample volumes to drive an upgrade to Revio; new customers, which have shown they have longer sales cycles compared to existing PacBio customers; and sample volumes materializing slower than expected for some potential Revio customers.
Macroeconomic dynamics impacting the Company in the future may include rising inflation, geopolitical tensions, volatile capital markets, tariffs, uncertainty in the United States related to NIH and academic funding, and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is highly uncertain and inherently unpredictable.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $15.0 million of impairment charges for the first quarter of 2025. See additional discussion below in Results of Operations, as well as Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our 2024 Annual Report for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Q1 Fiscal 2025 Form 10-Q	31

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$31,113	$35,009	$(3,896)	(11%)
Service and other revenue	6,040	3,801	2,239	59%
Total revenue	37,153	38,810	(1,657)	(4%)
Cost of Revenue:
Cost of product revenue	26,333	22,447	3,886	17%
Cost of service and other revenue	3,778	3,738	40	1%
Amortization of acquired intangible assets	4,345	1,343	3,002	224%
Loss on purchase commitment	4,068	—	4,068	—
Total cost of revenue	38,524	27,528	10,996	40%
Gross (loss) profit	(1,371)	11,282	(12,653)	—
Operating Expense:
Research and development	29,053	43,455	(14,402)	(33)%
Sales, general and administrative	40,168	43,753	(3,585)	(8)%
Impairment charges	15,000	—	15,000	—
Amortization of acquired intangible assets	362,042	5,506	356,536	6475%
Change in fair value of contingent consideration	(18,700)	(70)	(18,630)	26,614%
Total operating expense	427,563	92,644	334,919	362%
Operating loss	(428,934)	(81,362)	(347,572)	427%
Interest expense	(1,737)	(3,575)	1,838	(51)%
Other income, net	4,294	6,759	(2,465)	(36%)
Loss before benefit from income taxes	(426,377)	(78,178)	(348,199)	445%
Income tax benefit	(302)	—	(302)	—
Net loss	$(426,075)	$(78,178)	$(347,897)	445%

Q1 Fiscal 2025 Form 10-Q	32

Revenue

Total Revenue
Total revenue decreased $1.7 million, or 4%, for the first quarter of 2025 compared with the same quarter of 2024.
Product revenue decreased $3.9 million, or 11%, primarily due to a decrease of $8.0 million, or 42%, in instrument revenue, partially offset by an increase of $4.1 million, or 26%, in consumable revenue.
Service and other revenue increased $2.2 million, or 59%, primarily driven by an increase in Revio service contracts.

Instrument Revenue
Instrument revenue decreased primarily due to the sale of 12 Revio systems in the first quarter of 2025 compared to 28 Revio systems in the first quarter of 2024, partially offset by the sale of 28 Vega systems in the first quarter of 2025.

Consumables Revenue
Consumables revenue increased primarily due to higher Revio consumables sales attributable to the growth in the Revio instrument installed base, partially offset by a decline in Sequel® II and IIe consumables as customers transition to Revio. We expect Revio consumable sales to increase as the installed base grows. While we expect to see a decline in Sequel II and IIe consumable sales resulting from the product transition, there is uncertainty as to the rate at which these sales will decline.

Q1 Fiscal 2025 Form 10-Q	33

Cost of Revenue and Gross (Loss) Profit
Total cost of revenue increased $11.0 million, or 40% due to an increase in cost of product revenue, $3.8 million of restructuring costs relating to loss on purchase commitments which is based on an estimate of future excess inventory related to supply agreements for which we do not expect to have related sales, and an increase of $3.0 million in amortization attributable to acquired intangible assets that are related to sales generating activities. Cost of product revenue increased $3.9 million, or 17%, for the first quarter of 2025 compared with the same quarter of 2024 primarily due to $7.7 million of charges for excess inventory due to our updated strategy to prioritize long-read technology and decrease in demand for short-read related inventory partially offset by lower per unit costs to manufacture our products. Total cost of revenue included share-based compensation expense of $1.2 million and $2.1 million during the first quarter of 2025 and 2024, respectively.
We recorded a gross loss of $1.4 million for the first quarter of 2025, compared to a gross profit of $11.3 million in the same quarter of 2024, primarily driven by the increase in cost of revenue from restructuring activities and the decrease in revenue described above. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Gross margins may be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $14.4 million, or 33%, for the first quarter of 2025, compared to the same quarter of 2024. The decrease was primarily driven by a decrease in personnel and related expenses due to prior year restructuring activities, as well as the transition of launched products from development to commercialization. Research and development expense included share-based compensation expense of $2.6 million and $5.8 million during the first quarter of 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $3.6 million, or 8%, for the first quarter of 2025, compared to the same quarter of 2024. The decrease was primarily due to a net decrease in personnel and related expenses due to restructuring activities. Sales, general, and administrative expense included share-based compensation expense of $5.4 million and $11.6 million during the first quarter of 2025 and 2024, respectively.

Impairment Charges
We identified indicators of impairment during the first quarter of 2025 and performed an interim impairment assessment. Impairment testing demonstrated that the carrying value of our in-process research and development ("IPR&D") exceeded its estimated fair value. As a result, we recorded $15.0 million of impairment charges for the first quarter of 2025. See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Amortization of Acquired Intangible Assets
Operating expenses for the first quarter of 2025 included $362.0 million of amortization expense, primarily driven by $359.3 million of accelerated amortization related to developed technology from the 2021 Omniome acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. We expect significantly lower amortization expense for the remainder of 2025.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the first quarter of 2025 and 2024 represents the remeasurement impact of the contingent consideration due upon the achievement of the milestone. As of March 31, 2025, primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the

Q1 Fiscal 2025 Form 10-Q	34

estimated fair value of the contingent consideration liability was $0, resulting in a change in fair value for the first quarter of 2025 of $18.7 million.

Interest Expense
Interest expense for the first quarter of 2025, was $1.7 million compared to $3.6 million for the first quarter of 2024 and was primarily comprised of interest on the Notes.

Other Income, Net
Other income, net for the first quarter of 2025, was $4.3 million compared to $6.8 million for the first quarter of 2024. The decrease was primarily driven by lower investment income due to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2025, we had cash, cash equivalents and investments of $343.1 million compared to $389.9 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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
We began implementing expense reduction initiatives in the second quarter of 2024, including workforce reductions, facility downsizing, and a streamlined development pipeline, with the goal of lowering annualized run-rate operating expenses by year-end. In the first quarter of 2025, we implemented additional actions, including further workforce reductions, to support continued cost savings.
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

Contingent Consideration
In connection with the 2023 Apton acquisition, we entered into an arrangement where we are obligated to pay former holders of Apton's outstanding equity interests $25.0 million upon the achievement of $50.0 million in revenue associated with a high throughput sequencer using Apton's technology, provided that the milestone event occurs prior to the five-year anniversary of the closing date of the acquisition, which we may elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock. As of March 31, 2025, primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability was $0.

Q1 Fiscal 2025 Form 10-Q	35

Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(44,056)	$(75,682)
Net cash provided by (used in) investing activities	45,234	(34,136)
Net cash provided by financing activities	1,959	6,553
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,137	$(103,265)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities for the first quarter of 2025 of $44.1 million was due primarily to a $426.1 million net loss that included non-cash items such as amortization of acquired intangible assets of $366.4 million, an impairment charge of $15.0 million, share-based compensation of $9.2 million,$7.7 million of inventory adjustments, depreciation expense of $5.1 million, and $2.4 million in net changes to operating assets and liabilities, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in accrued expenses partially offset by an increase in accounts receivable.
Cash used in operating activities for the first quarter of 2024 of $75.7 million was due primarily to a $78.2 million net loss that included non-cash items such as share-based compensation of $19.5 million, amortization of intangible assets of $6.9 million, depreciation expense of $3.2 million, and amortization of right-of-use assets of $1.9 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $4.0 million, and $25.3 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory, as well as decreases in accrued expenses, other liabilities, and operating lease liabilities. These uses of cash were partially offset by decreases in accounts receivable and prepaid expenses and other assets and increases in accounts payable and deferred revenue.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities.
Cash provided by investing activities for the first quarter of 2025, was primarily from $113.4 million of maturities of investments partially offset by $61.8 million of purchases of investments and $5.0 million in purchases of intangible assets.
Cash used in investing activities for the first quarter of 2024, was primarily due to $191.9 million in purchases of investments and $3.9 million in purchases of property and equipment partially offset by $161.7 million of maturities of investments.
Financing Activities
Cash provided by financing activities during the first quarter of 2025 resulted from $2.0 million from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the first quarter of 2024 resulted from $6.9 million from the issuance of common stock through our equity compensation plans.

Q1 Fiscal 2025 Form 10-Q	36

Contractual Obligations
We presented our contractual obligations at December 31, 2024 in our 2024 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the first quarter of 2025.

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
There have been no changes to our significant accounting policies as disclosed in our 2024 Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2025, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2025.

Q1 Fiscal 2025 Form 10-Q	37

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk
The 2030 Notes and 2029 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, and accordingly we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates and the market price of our stock changes. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the three months ended March 31, 2025, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of March 31, 2025 was $343.1 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2025 would have affected the fair value of our investment portfolio by approximately $1.8 million.
There have been no other material changes in market risk from the information provided in our 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q1 Fiscal 2025 Form 10-Q	38

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
On December 14, 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong (“CUHK”) filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the "Take2 District Court matter"). The complaint alleges that our Sequel II systems, Sequel IIe systems, and Revio systems that operate version 11.0 or later of the SMRT Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023. The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continues to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The CUHK filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. On May 3, 2024, the Court granted the motion to stay. Briefing is complete in IPR2024-00028 and an oral hearing took place on January 23, 2025. On March 7, 2025, we entered into a purchase agreement with CUHK to purchase the ‘794 patent. In connection with our purchase of the ‘794 Patent, each of Take2 and CUHK, on the one hand, and PacBio, on the other hand, agreed to waive and seek the

Q1 Fiscal 2025 Form 10-Q	39

discharge of all outstanding litigation claims and patent-related challenges, including with respect to the Take2 District Court matter and IPR2024-00028. The agreement to discharge the litigation claims and the patent challenge has been granted by the Northern District of California and the Board, respectively.

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

Q1 Fiscal 2025 Form 10-Q	40

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
•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;

Q1 Fiscal 2025 Form 10-Q	41

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

Risks Related to Our Business
The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our new long-read sequencing system in the first quarter of 2023, and commenced commercial shipments of Onso, our SBB short-read platform, in the third quarter of 2023. We also began taking orders and shipping our new Vega benchtop long-read sequencing system in the fourth quarter of 2024. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including in particular the Revio and Vega systems, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning the customers of our prior generation products to our Revio and Vega products, or transitioning users of other third-party sequencing platforms to our portfolio of products, and have incurred and could continue to incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
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

Q1 Fiscal 2025 Form 10-Q	42

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy, and acts by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $184.5 million of impairment charges during the year ended December 31, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our 2024 Annual Report, and $15.0 million of impairment charges during the three months ended March 31, 2025, as described in additional detail in Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, amortization of acquired intangible assets during the three months ended March 31, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome acquisition as described in additional detail in Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q. Any such charges may adversely affect our results of operations.
We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and we may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we initiated expense reduction plans during the second quarter of 2024, and further expense reduction plans during the first quarter of 2025, we do not expect to be profitable in 2025, and there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.

Q1 Fiscal 2025 Form 10-Q	43

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
Any or all of the foregoing may have a material adverse effect on our business, operations, financial condition, and prospects. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
Expense reduction initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives, whether in the time frame anticipated or at all.
Our expense reduction initiatives comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities. For example, during the second quarter of 2024 we initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives, and during the first quarter of 2025 we initiated further plans to reduce certain of our annualized run-rate operating expenses by the end of the year, given persistent uncertainty surrounding academic and NIH funding, along with the introduction of new tariffs. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.

Q1 Fiscal 2025 Form 10-Q	44

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt in the future. As of December 31, 2024, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The 2024 Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
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
•failure or material delay in closing a transaction;

Q1 Fiscal 2025 Form 10-Q	45

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

Q1 Fiscal 2025 Form 10-Q	46

If we are unable to successfully develop and timely manufacture our current and future products our business may be adversely affected.
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

Q1 Fiscal 2025 Form 10-Q	47

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
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully execute on the commercialization plan for our Revio HiFi long-read sequencing system and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read products, and related consumables, has and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent commercialization of our Revio and Vega systems, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio, Onso and Vega systems and each of their related consumables, and any future long-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.
Our business may be adversely affected by epidemics or other public health emergencies.
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Q1 Fiscal 2025 Form 10-Q	48

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
Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel from time to time. Our industry, is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. Our employees can leave our company with little to no prior notice and would be free to work for a competitor. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. We also compete for qualified sales personnel to support the commercialization of our existing and new products. Workforce reductions, such as the workforce reduction we implemented in 2024 and 2025, and other expense reduction efforts may be negatively received by potential or current employees, and accordingly result in attrition or difficulty in recruiting desirable candidates. Additionally, we may face challenges in retaining and recruiting key personnel due to sustained declines in our stock price that could reduce the retentive value of stock options, restricted stock units and other equity awards we issue as compensation. We may not be able to provide adequate cash or other incentives to adequately counterbalance any negative perceptions about the value of our equity awards. Moreover, the value of any equity awards that we do grant to our personnel may be significantly affected by movements in our stock price that are beyond our control. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition.
Further, changes to U.S. immigration policies, such as the implementation of more restrictive interpretations by the U.S. Citizenship and Immigration Services of regulatory requirements for H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire qualified personnel. If some of our employees’ temporary work permits expire and are not renewed, we may face increased turnover rates and labor shortages, which could result in higher labor costs.

Q1 Fiscal 2025 Form 10-Q	49

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

Q1 Fiscal 2025 Form 10-Q	50

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

Q1 Fiscal 2025 Form 10-Q	51

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

Q1 Fiscal 2025 Form 10-Q	52

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

Q1 Fiscal 2025 Form 10-Q	53

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
We receive a significant portion of our revenue from a limited number of customers. While for the three months ended March 31, 2025, and 2024, no customer accounted for 10% or more of our total revenue, many of our customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

Q1 Fiscal 2025 Form 10-Q	54

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
Our instruments represent significant capital expenditures for our customers in research applications. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets can have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, including the persistent uncertainty surrounding NIH and academic funding, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the potential impacts from health epidemics or pandemics. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could materially and adversely harm our future operating results.

Q1 Fiscal 2025 Form 10-Q	55

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
The sales cycles for our sequencing instruments are lengthy because they represent a major capital expenditure and generally require the approval of our customers’ senior management. This may contribute to substantial fluctuations in our quarterly or annual operating results, particularly during periods in which our sales volume is low. Because of these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If that happens, the market price of our stock would likely decrease. Past fluctuations in our quarterly and annual operating results have resulted in decreases in our stock price. Such fluctuations also mean that investors may not be able to rely on our operating results in any particular period as an indication of future performance. Sales to existing customers and the establishment of a business relationship with other potential customers is a lengthy process, generally taking several months and sometimes longer. Following the establishment of the relationship, the negotiation of purchase terms can be time-consuming, including as a result of seasonal factors, as discussed below, and a potential customer may require an extended evaluation and testing period. Our sales cycles may also lengthen, and those sales cycles may result in lower units sold per cycle, as we continue to introduce our Revio and Vega instruments and their associated consumables to the market, as our customers may have additional administrative, technical or other requirements associated with transitioning to new products and technologies. In anticipation of product orders, we may incur substantial costs before the sales cycle is complete and before we receive any customer payments. As a result, if a sale is not completed or is canceled or delayed, we may have incurred substantial expenses, making it more difficult for us to become profitable or otherwise negatively impacting our financial results. Even if our selling efforts are successful, the realization of revenue may be substantially delayed, our ability to forecast our future revenue may be more limited and our revenue may fluctuate significantly from quarter to quarter and year over year. For more information on the impact of these fluctuations on our results and stock price, see “—Our operating results fluctuate from quarter to quarter and year over year, which makes our future results difficult to predict and could negatively impact the market price of our common stock,” below.
Because some of our customers and suppliers are based in China, our business, financial condition and results of operations could be adversely affected by the political and economic tensions between the United States and China.
We are subject to risks associated with political conflicts between the U.S. and China. While for the three months ended March 31, 2025 and 2024, no customer accounted for 10% or more of our total revenue, a portion of our revenue is generated from China. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

Q1 Fiscal 2025 Form 10-Q	56

Consequently, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. Tariffs imposed by the U.S. and China have increased, and may continue to increase, our costs. Additionally, export restrictions imposed by the U.S. may impact our ability to export certain products to customers or distributors in China and restrict our ability to use certain integrated circuits in our products, and it is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. Moreover, the Chinese government may continue to retaliate against U.S. trade restrictions in ways that could impact our business, including through the imposition of additional tariffs on imports from the U.S. and/or the imposition of additional export controls affecting the export of certain items from China. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax, or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For more information, see “—Enhanced trade tariffs, import restrictions, export restrictions or other trade barriers may materially harm our business.”
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
Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;

Q1 Fiscal 2025 Form 10-Q	57

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or tax liability. An “ownership change” is generally defined as a greater than 50% change (by value) in a corporation’s equity ownership by “5 percent shareholders” over a rolling three-year period. We believe that we have had one or more ownership changes, and as a result our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Sections 382 and 383. Further, California has enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. Other limitations may also apply under state tax law. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
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

Q1 Fiscal 2025 Form 10-Q	58

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

Q1 Fiscal 2025 Form 10-Q	59

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

Q1 Fiscal 2025 Form 10-Q	60

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

Q1 Fiscal 2025 Form 10-Q	61

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

Q1 Fiscal 2025 Form 10-Q	62

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

Q1 Fiscal 2025 Form 10-Q	63

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

Q1 Fiscal 2025 Form 10-Q	64

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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, U.S. District Court in Texas ruled that FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. We will continue to monitor this case, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Additionally, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.
Further, under the new leadership at the Department of Health and Human Services under the Trump administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations of federal agencies, including FDA. NIH funding cuts can impact the business operations of our customers and decrease the demand for our products. It is unclear how our industry and the businesses of our customers will be impacted by executive orders, policies and regulations implemented under the Trump administration. There is significant uncertainty in the industry.
Future legislative or administrative actions can impact the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with applicable laws. Changes to the current regulatory framework could arise at any time during the development or marketing of our products, which may negatively affect our ability to obtain or maintain FDA or comparable regulatory approval of our products, if required. Further, sales of devices for diagnostic purposes may subject us to additional healthcare regulation and enforcement by the applicable government agencies. Such laws include, without limitation, state and federal anti-kickback or anti-referral laws, healthcare fraud and abuse laws, false claims laws, privacy and security laws, Physician Payments Sunshine Act and related transparency and manufacturer reporting laws, and other laws and regulations applicable to medical device manufacturers.
If the FDA determines our products or related applications should be subject to additional regulation as in vitro diagnostic devices based upon customers’ use of our products for clinical diagnostic or therapeutic decision-

Q1 Fiscal 2025 Form 10-Q	65

making purposes, our ability to market and sell our products could be impeded and our business, prospects, results of operations and financial condition may be adversely affected. In addition, the FDA could consider our products to be misbranded or adulterated under the FDCA and subject to recall and/or other enforcement action.
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
If we sought and received regulatory clearance or approval for certain of our products, we would be subject to ongoing FDA obligations and continued regulatory oversight and review, including the general controls listed above and the FDA’s Quality System Regulations for our development and manufacturing operations. In addition, we would be required to obtain a new 510(k) clearance before we could introduce subsequent material modifications or improvements to such products. We could also be subject to additional FDA post-marketing obligations for such products, any or all of which would increase our costs and divert resources away from other projects. If we sought and received regulatory clearance or approval and are not able to maintain regulatory compliance with applicable laws, we could be prohibited from marketing our products for use as, or in the performance of, clinical diagnostics and/or could be subject to enforcement actions, including warning letters and adverse publicity, fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions; and criminal prosecution.
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

Q1 Fiscal 2025 Form 10-Q	66

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region, as discussed above. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs ranging from 7.5% to 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Since that time, USTR has enacted further tariff increases on certain Chinese products, in some instances raising this additional tariff on these products to up to 100%. In February 2025, the U.S. government also enacted an additional 10% ad valorem tariff on almost all imports of Chinese-origin goods, and in March 2025, this tariff was further escalated to 20% ad valorem. An additional reciprocal 125% ad valorem tariff has been imposed by the U.S. on many Chinese-origin goods since April 2025—alongside an 10% ad valorem tariff on almost all imports from trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations—with limited exceptions for pharmaceuticals, semiconductors, computers, and certain other imports. Additionally, China also has imposed tariffs on imports into China from the United States. These tariffs have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. In February 2025, the Trump Administration also announced new 25% tariffs on imports from Canada and Mexico, which were temporarily suspended subject to further negotiations, and partially implemented with respect to goods not eligible for duty-free import under the U.S.-Mexico-Canada Agreement as of March 2025. U.S. tariffs of 25% have also been implemented on a wider array of imported steel and aluminum items as of March 2025, on automobiles as of April 2025 and on automobile components as of May 2025. Additional reciprocal tariffs on a wide range of U.S. trading partners were briefly implemented in April 2025 and have been temporarily suspended through July 2025. Additional tariffs may be forthcoming, including tariffs on items that have been the subject of recent U.S. executive orders and U.S. government tariff investigations, including (i) critical minerals and derivative products thereof (e.g., semiconductor wafers, semiconductors, and semiconductor manufacturing equipment) and (ii) pharmaceuticals and pharmaceutical products. Further tariffs may be imposed that could cover imports of additional components and materials used in our products and our business may be adversely impacted by these measures or by retaliatory trade measures taken by China, Canada, the EU, or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition, and results of operations. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.

Q1 Fiscal 2025 Form 10-Q	67

Our products are subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Under these laws and regulations, exports of our products as well as the underlying technology may require export authorization, including by license, a license exception, or other appropriate government authorizations. Furthermore, our products and services are subject to U.S. economic and trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. The U.S. government has continued to increase controls imposed in 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. Regulations further expanding the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models are currently in effect and have a scheduled compliance date of May 15, 2025, after which time companies may be subject to further enforcement. In many cases, these licenses are subject to a policy of denial and will not be issued. The U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These existing and future laws and regulations may impact our ability to export certain products to customers or distributors in China or other locations and restrict our ability to use certain integrated circuits in our products. Should we violate such existing or similar laws or regulations, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.
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
The Chinese government has introduced retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese or U.S. governments will implement additional retaliatory measures which could impact our business. For example, in December 2024, China announced a new export control regime that includes stringent export controls on exports of germanium and gallium, and in February 2025 implemented additional export controls regulating the export of resources including tungsten, tellurium, bismuth, indium, and molybdenum. Export controls on these and other rare earth materials further increased in retaliation to the increase in U.S. tariffs on products of Chinese origin in April 2025, which has resulted in a pause of the export of these materials from China. It also is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional tax or other regulatory changes in the future. Any such changes could, directly or indirectly, adversely impact our financial results and results of operations.

Q1 Fiscal 2025 Form 10-Q	68

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

Q1 Fiscal 2025 Form 10-Q	69

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

Q1 Fiscal 2025 Form 10-Q	70

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

Q1 Fiscal 2025 Form 10-Q	71

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

Q1 Fiscal 2025 Form 10-Q	72

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
As of March 31, 2025, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q1 Fiscal 2025 Form 10-Q	73

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of March 31, 2025, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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

Q1 Fiscal 2025 Form 10-Q	74

General Risk Factors
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflict in the Middle East and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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
•defending against intellectual property claims in other countries;

Q1 Fiscal 2025 Form 10-Q	75

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

Q1 Fiscal 2025 Form 10-Q	76

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

Q1 Fiscal 2025 Form 10-Q	77

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels. Specific legislative and regulatory proposals discussed or implemented that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
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

Q1 Fiscal 2025 Form 10-Q	78

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

Q1 Fiscal 2025 Form 10-Q	79

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

Q1 Fiscal 2025 Form 10-Q	80

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

Q1 Fiscal 2025 Form 10-Q	81

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Q1 Fiscal 2025 Form 10-Q	82

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Q1 Fiscal 2025 Form 10-Q	83

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1	Third Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated March 7, 2025	10-K	10.21	March 17, 2025
10.2+	Letter Relating to Employment Terms by and between the Registrant and James R. Gibson effective March 24, 2025			Filed herewith
10.3+	Outside Director Compensation Policy			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________
+    Indicates management contract or compensatory plan.
*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Q1 Fiscal 2025 Form 10-Q	84

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: May 12, 2025	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Jim R. Gibson
Jim R. Gibson Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2025	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)

Q1 Fiscal 2025 Form 10-Q	85