Form 10-Q
period 2025-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2025-08-07
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 31, 2025: 300,370,611.

Q2 Fiscal 2025 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$54,803	$55,370
Investments	259,932	334,561
Accounts receivable, net	32,257	27,524
Inventory, net	53,839	58,755
Prepaid expenses and other current assets	12,266	18,781
Short-term restricted cash	300	690
Total current assets	413,397	495,681
Property and equipment, net	23,102	30,505
Operating lease right-of-use assets, net	43,504	16,091
Long-term restricted cash	1,532	1,532
Intangible assets, net	17,163	389,572
Goodwill	317,761	317,761
Other long-term assets	9,011	9,305
Total assets	$825,470	$1,260,447
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$15,055	$16,590
Accrued expenses	26,541	22,595
Deferred revenue, current	14,863	13,864
Operating lease liabilities, current	703	10,026
Other liabilities, current	2,592	3,224
Total current liabilities	59,754	66,299
Deferred revenue, non-current	5,709	5,900
Contingent consideration liability, non-current	—	18,700
Operating lease liabilities, non-current	52,082	14,914
Convertible senior notes, net, non-current	646,436	647,494
Other liabilities, non-current	—	546
Total liabilities	763,981	753,853

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 300,350 and 294,418 shares at June 30, 2025 and December 31, 2024, respectively	300	294
Additional paid-in capital	2,677,853	2,654,804
Accumulated other comprehensive income	267	422
Accumulated deficit	(2,616,931)	(2,148,926)
Total stockholders’ equity	61,489	506,594
Total liabilities and stockholders’ equity	$825,470	$1,260,447
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2025 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Product revenue	$33,083	$31,746	$64,196	$66,755
Service and other revenue	6,683	4,267	12,723	8,068
Total revenue	39,766	36,013	76,919	74,823
Cost of Revenue:
Cost of product revenue	20,022	23,083	46,355	45,530
Cost of service and other revenue	4,853	3,366	8,631	7,104
Amortization of acquired intangible assets	183	2,628	4,528	3,971
Loss on purchase commitment	24	998	4,092	998
Total cost of revenue	25,082	30,075	63,606	57,603
Gross profit	14,684	5,938	13,313	17,220
Operating Expense:
Research and development	22,529	38,485	51,582	81,940
Sales, general and administrative	36,175	45,877	76,343	89,630
Impairment charges	—	93,200	15,000	93,200
Amortization of acquired intangible assets	833	4,222	362,875	9,728
Change in fair value of contingent consideration	—	—	(18,700)	(70)
Total operating expense	59,537	181,784	487,100	274,428
Operating loss	(44,853)	(175,846)	(473,787)	(257,208)
Interest expense	(1,738)	(3,542)	(3,475)	(7,117)
Other income, net	4,696	6,069	8,990	12,828
Loss before income taxes	(41,895)	(173,319)	(468,272)	(251,497)
Income tax provision (benefit)	35	—	(267)	—
Net loss	(41,930)	(173,319)	(468,005)	(251,497)
Other comprehensive income:
Unrealized loss on investments	(114)	(217)	(155)	(742)
Comprehensive loss	$(42,044)	$(173,536)	$(468,160)	$(252,239)
Net loss per share:
Basic	$(0.14)	$(0.64)	$(1.57)	$(0.93)
Diluted	$(0.14)	$(0.64)	$(1.57)	$(0.93)
Weighted average shares outstanding used in calculating net loss per share:
Basic	300,162	272,385	298,519	270,982
Diluted	300,162	272,385	298,519	270,982
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2025 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at March 31, 2025	300,041	$300	$2,665,958	$381	$(2,575,001)	$91,638
Net loss	—	—	—	—	(41,930)	(41,930)
Other comprehensive loss	—	—	—	(114)	—	(114)
Issuance of common stock in conjunction with equity plans	309	—	—	—	—	—
Share-based compensation expense	—	—	11,895	—	—	11,895
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(468,005)	(468,005)
Other comprehensive loss	—	—	—	(155)	—	(155)
Issuance of common stock in conjunction with equity plans	5,932	6	1,953	—	—	1,959
Share-based compensation expense	—	—	21,096	—	—	21,096
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at March 31, 2024	272,280	$272	$2,566,304	$(306)	$(1,917,253)	$649,017
Net loss	—	—	—	—	(173,319)	(173,319)
Other comprehensive loss	—	—	—	(217)	—	(217)
Issuance of common stock in conjunction with equity plans	211	—	—	—	—	—
Share-based compensation expense	—	—	17,219	—	—	17,219
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(251,497)	(251,497)
Other comprehensive loss	—	—	—	(742)	—	(742)
Issuance of common stock in conjunction with equity plans	4,747	4	6,887	—	—	6,891
Share-based compensation expense	—	—	36,744	—	—	36,744
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2025 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(468,005)	$(251,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,790	6,739
Amortization of intangible assets	367,409	13,706
Amortization of right-of-use assets	2,162	5,858
Share-based compensation expense	21,096	36,744
Impairment charges	15,000	93,200
Accretion of discount and amortization of premium on marketable securities, net	(2,982)	(7,572)
Change in the estimated fair value of contingent consideration	(18,700)	(70)
Inventory provision	8,542	3,922
Deferred income taxes	(546)	—
Other	1,059	702
Changes in assets and liabilities
Accounts receivable, net	(4,733)	4,182
Inventory, net	(3,868)	(16,767)
Prepaid expenses and other assets	6,809	3,559
Accounts payable	(505)	3,390
Accrued expenses	(2,407)	(23,250)
Deferred revenue	808	3,046
Operating lease liabilities	(1,730)	(4,748)
Other liabilities	(632)	(1,089)
Net cash used in operating activities	(73,433)	(129,945)
Cash flows from investing activities
Purchases of property and equipment	(1,939)	(5,358)
Purchases of intangible assets	(5,000)	—
Purchases of investments	(117,992)	(303,564)
Maturities of investments	195,448	351,623
Net cash provided by investing activities	70,517	42,701
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	1,959	6,891
Notes payable principal payoff	—	(490)
Net cash provided by financing activities	1,959	6,401
Net decrease in cash, cash equivalents, and restricted cash	(957)	(80,843)
Cash, cash equivalents, and restricted cash at beginning of period	57,592	182,633
Cash, cash equivalents, and restricted cash at end of period	$56,635	$101,790
Cash and cash equivalents at end of period	54,803	99,526
Restricted cash at end of period	1,832	2,264
Cash, cash equivalents, and restricted cash at end of period	$56,635	$101,790

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$29,575	$—
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2025 Form 10-Q	6

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
Our products and technology, which include our HiFi long-read sequencing technology, address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2025. Actual results could differ materially from these estimates.

Q2 Fiscal 2025 Form 10-Q	7

Cash, Cash Equivalents, Restricted Cash, and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.
We classify our investments in debt securities as available-for-sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net. We have the ability to hold, and do not intend to sell investments in unrealized loss positions before the recovery of their amortized cost bases.
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
Significant Accounting Policies
There have been no changes to our significant accounting policies as disclosed in our 2024 Annual Report.

Q2 Fiscal 2025 Form 10-Q	8

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

Q2 Fiscal 2025 Form 10-Q	9

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	June 30, 2025				December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$51,324	$3,479	$—	$54,803	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	—	31,064	—	31,064	—	46,905	—	46,905
U.S. government & agency securities	—	228,868	—	228,868	—	287,656	—	287,656
Total investments	—	259,932	—	259,932	—	334,561	—	334,561

Short-term restricted cash	300	—	—	300	690	—	—	690
Long-term restricted cash	1,532	—	—	1,532	1,532	—	—	1,532
Total assets measured at fair value	$53,156	$263,411	$—	$316,567	$57,592	$334,561	$—	$392,153

Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$18,700	$18,700
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$18,700	$18,700
During the six months ended June 30, 2025, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
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
We classify contingent consideration within Level 3, as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. Estimates and assumptions used in the Monte Carlo simulation include risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. The key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. Primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability was $0. An increase in the fair value of the liability may result from an acceleration in the timing of or increase in projected revenues and from a

Q2 Fiscal 2025 Form 10-Q	10

decrease in discount rates, including the risk-free rate and estimated subordinated credit spread for a CCC credit rating.
Changes in the estimated fair value of the contingent consideration liability during the six months ended June 30, 2025 were as follows:

(In thousands)	Level 3
Beginning balance as of December 31, 2024	$18,700
Change in estimated fair value	(18,700)
Ending balance as of June 30, 2025	$—
Changes to the fair value are recorded as change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of June 30, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$54,803	$—	$—	$54,803
Investments:
Corporate debt securities	30,939	130	(5)	31,064
U.S. government & agency securities	228,726	191	(49)	228,868
Total investments	259,665	321	(54)	259,932
Total cash, cash equivalents and investments	$314,468	$321	$(54)	$314,735

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$1,532	$—	$—	$1,532

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	46,746	184	(25)	46,905
U.S. government & agency securities	287,393	418	(155)	287,656
Total investments	334,139	602	(180)	334,561
Total cash, cash equivalents and investments	$389,509	$602	$(180)	$389,931

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532

Q2 Fiscal 2025 Form 10-Q	11

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of June 30, 2025:

(In thousands)	Fair Value
Due in one year or less	$214,595
Due after one year through five years	48,816
Total	$263,411
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $3.4 million and $7.3 million for the three and six months ended June 30, 2025, respectively, and $6.5 million and $13.8 million for the three and six months ended June 30, 2024, respectively.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	June 30, 2025	December 31, 2024
Purchased materials	$45,966	$45,270
Work in process	26,906	22,172
Finished goods	14,754	14,081
Inventory, gross	87,626	81,523
Inventory reserve	(33,787)	(22,768)
Inventory, net	$53,839	$58,755

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. Based on quantitative interim impairment tests performed in 2024, we recorded impairment charges of $93.2 million in the second quarter of 2024 and $51.3 million in the fourth quarter of 2024.
We conducted a quantitative interim impairment test as of March 31, 2025, based on a decline in stock price and market capitalization during the first quarter of 2025, macroeconomic uncertainties, and revised strategic plans emphasizing HiFi sequencing and discontinuing short-read platform development, and concluded there was no impairment.
We completed our annual goodwill impairment assessment on April 1, 2025 and noted no impairment.
Changes in our future operating results, cash flows, share price, market capitalization or discount rates used when conducting future goodwill impairment tests could affect the implied fair value of goodwill and may result in additional impairment charges in the future.
Intangible Assets
Intangible assets include developed technology, customer relationships, and acquired in-process research and development ("IPR&D"). In connection with the Apton acquisition in August 2023, we allocated $55.0 million of the purchase price to IPR&D. This asset is considered indefinite-lived until the associated research and development activities are either completed or abandoned, and it is tested for impairment annually and more

Q2 Fiscal 2025 Form 10-Q	12

frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
We recognized a $40.0 million impairment charge in the fourth quarter of 2024 as a result of a quantitative interim impairment test.
Based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was below carrying value and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D below its carrying amount as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize the adoption of HiFi sequencing. The impairment charge is included in our consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025.
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
Changes to IPR&D during the six months ended June 30, 2025 were as follows:

(In thousands)
Balance as of December 31, 2024	$15,000
Impairment charge	(15,000)
Balance as of June 30, 2025	$—
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.
In addition to IPR&D, we had the following acquired finite-lived intangible assets:

		As of June 30, 2025			As of December 31, 2024
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,179	$(404,016)	$17,163	$411,179	$(36,607)	$374,572
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,539	$(404,376)	$17,163	$411,539	$(36,967)	$374,572
The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2025	$2,040
2026	4,078
2027	4,078
2028	1,301
2029	745
2030 and thereafter	4,921
Total	$17,163

Q2 Fiscal 2025 Form 10-Q	13

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
During the three months ended March 31, 2025, we revised the estimated useful life of the developed technology acquired in the 2021 Omniome, Inc. ("Omniome") acquisition. This change reflects updated strategic plans and restructuring initiatives focused on accelerating HiFi sequencing adoption, leading to ceased development of our high-throughput short-read platform and revised expectations for the timing and amount of future cash flows from short-read sequencing products and services. As a result of the change in estimate, during the three months ended March 31, 2025, we recognized accelerated amortization of $359.3 million within amortization of acquired intangible assets in operating expenses, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. This expense had a negative impact on basic and diluted net loss per share of $1.20 for the six months ended June 30, 2025.
We review finite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. In the first quarter of 2025, as part of our interim goodwill impairment test, we also performed a recoverability test for the definite-lived asset group and noted no impairment.
On March 7, 2025, the Company entered into an agreement to acquire certain developed technology and related intellectual property from The Chinese University of Hong Kong for total consideration of $9.7 million. In addition, the Company entered into a license agreement for complementary developed technology during the three months ended March 31, 2025. Both the acquired technology and license are classified as intangible assets and are being amortized over an estimated useful life of three years. As of June 30, 2025, $5.0 million of these intangible assets remained unpaid. This amount is included in accrued liabilities on the condensed consolidated balance sheets and is expected to be paid in 2026.
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.

Deferred Revenue
As of June 30, 2025, we had a total of $20.6 million of deferred revenue, $14.9 million of which was recorded as deferred revenue, current, and $5.7 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next four years. Revenue recorded in the three and six months ended June 30, 2025 includes $4.8 million and $9.4 million, respectively, that was included in deferred revenue as of December 31, 2024.
Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $56.6 million, of which approximately 72% is expected to be converted to revenue over the next twelve months, approximately 22% in the following twelve months, and the remainder thereafter.

Q2 Fiscal 2025 Form 10-Q	14

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,859	$4,120	$3,100	$4,681
Additions charged to cost of product revenue	1,245	1,773	2,557	3,373
Repairs and replacements	(1,416)	(2,431)	(2,969)	(4,592)
Balance at end of period	$2,688	$3,462	$2,688	$3,462

NOTE 4. CONVERTIBLE SENIOR NOTES

2029 Convertible Senior Notes
On November 7, 2024, we entered into an exchange agreement with SB Northstar LP (“SBN”), a subsidiary of SoftBank Group Corp., pursuant to which we agreed to exchange the remaining approximately $459.0 million in aggregate principal amount of our previously held 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) outstanding for (i) $200.0 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”), (ii) 20,451,570 shares of common stock (the “Exchange Shares”) and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The Exchange Shares were issued on November 21, 2024 (the “Closing Date”). The 2029 Notes, the Exchange Shares, and shares of common stock issuable upon conversion of the 2029 Notes were subject to certain lock-up restrictions for a six-month period (the “Lock-Up Period”) beginning on the Closing Date of the 2024 Exchange Transaction.
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

Q2 Fiscal 2025 Form 10-Q	15

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
The exchange qualified as a troubled debt restructuring under ASC 470-60 – Troubled Debt Restructurings by Debtors. Since the undiscounted cash flows of the 2029 Notes were less than the carrying amount of the exchanged 2028 Notes, the carrying value of the 2029 Notes was determined based on the total undiscounted cash flows. As a result, no interest expense will be recognized for the 2029 Notes. The Company recorded a gain on debt restructuring of $154.4 million, which resulted in a decrease of basic net loss per share of $0.56, during the year ended December 31, 2024 in our consolidated statements of operations and comprehensive loss. The gain was calculated as the difference between the carrying amount of the old debt and the carrying amount of the new debt, adjusted for debt issuance costs.
We incurred issuance costs related to the 2029 Notes of approximately $3.1 million, including $0.2 million of lender fees, which were recorded as a reduction to the gain on debt restructuring in our consolidated

Q2 Fiscal 2025 Form 10-Q	16

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
The carrying amount of the liability for the 2029 Notes as of June 30, 2025 is $213.5 million, of which $210.5 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our consolidated balance sheets.
Changes to the 2029 Notes during the six months ended June 30, 2025 were as follows:

(In thousands)
Carrying amount as of December 31, 2024	$214,200
Contractual interest expense	(700)
Carrying amount as of June 30, 2025	$213,500
As of June 30, 2025, the estimated fair value (Level 2) of the 2029 Notes was $161.9 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

2030 Convertible Senior Notes
In June 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 2028 Notes, pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”) in exchange for $441.0 million principal amount of the 2028 Notes (the “2023 Exchange Transaction”), pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the rules and regulations thereunder. The 2030 Notes were issued on June 30, 2023.
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

Q2 Fiscal 2025 Form 10-Q	17

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

Q2 Fiscal 2025 Form 10-Q	18

The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	June 30, 2025	December 31, 2024
Principal amount	$441,000	$441,000
Unamortized debt premium	416	453
Unamortized debt issuance costs	(5,480)	(5,959)
Net carrying amount	$435,936	$435,494
Interest expense for the 2030 Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$1,516	$1,516	$3,032	$3,049
Amortization of debt issuance costs	240	236	479	475
Total interest expense	$1,756	$1,752	$3,511	$3,524
As of June 30, 2025, the estimated fair value (Level 2) of the 2030 Notes was $291.3 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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
Interest expense for the 2028 Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$—	$1,721	$—	$3,442
Amortization of debt issuance costs	—	81	—	162
Total interest expense	$—	$1,802	$—	$3,604

Q2 Fiscal 2025 Form 10-Q	19

NOTE 5. RESTRUCTURING

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended June 30, 2025	Cumulative amount incurred to date
Employee separation costs	$138	$4,787
Other costs	563	563
Total restructuring charges (1)	$701	$5,350
(1) Cumulative charges incurred to date include $3.3 million in sales, general and administrative expense and $2.1 million in research and development expense.
Charges included employee separation costs comprised of approximately $2.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification (WARN) Act and approximately $2.3 million of severance costs.
Charges included in other costs are primarily related to legal expenses incurred in connection with employee separation matters.
In connection with the restructuring and strategic shift, we incurred an additional $388.5 million in costs. These include $359.3 million of accelerated amortization of certain intangible assets, $15.0 million of IPR&D impairment charges, $8.0 million related to excess inventory due to decreased external demand and $3.8 million for estimated losses on purchase commitments tied to anticipated future excess inventory included in cost of revenue, and $2.4 million of accelerated depreciation of fixed assets. See Note 3. Balance Sheet Components for additional information on the IPR&D impairment assessment and the change in estimated useful life of the intangible asset and accelerated amortization.
A summary of the liabilities related to the restructuring is as follows:

(In thousands, excluding non-cash activities)	Employee Separation Costs	Other Costs	Total
Expense recorded in YTD 2025	$4,787	$563	$5,350
Cash paid during YTD 2025	(4,463)	—	(4,463)
Amount recorded in current liabilities as of June 30, 2025	$324	$563	$887

Estimated total restructuring costs to still be incurred	$—	$—	$—

Q2 Fiscal 2025 Form 10-Q	20

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended June 30, 2025	Cumulative amount incurred to date
Employee separation costs	$—	$10,008
Other costs	(87)	16,102
Total restructuring charges(1)	$(87)	$26,110
(1) Cumulative charges incurred to date include $15.8 million in sales, general and administrative expense; $5.9 million in research and development expense; and $4.4 million in cost of revenue.
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
A summary of the liabilities related to the restructuring is as follows:

(In thousands)	Other Costs	Total
Amount recorded in current liabilities as of December 31, 2024	$170	$170
Additional expense recorded	888	888
Cash payments	(1,058)	(1,058)
Amount recorded in current liabilities as of June 30, 2025	$—	$—

Estimated total restructuring costs to still be incurred	$—	$—
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of June 30, 2025 is $0.

Q2 Fiscal 2025 Form 10-Q	21

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases
The Company has entered into various operating lease agreements, primarily relating to our corporate offices. On March 7, 2025, we amended our existing lease covering our corporate headquarters, as well as our research and development, manufacturing, and distribution facilities in Menlo Park, California. The lease amendment extends the term to April 30, 2034. See Note 6 – Commitments and Contingencies, subsection titled “Leases”, in Part I, Item 1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for information regarding the Company’s maturity of lease liabilities under its lease agreements.

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2025 and December 31, 2024.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of June 30, 2025, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
On June 4, 2025, our stockholders approved an amendment to the 2020 Plan to reserve an additional 23 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of June 30, 2025, we had 13.5 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.

Q2 Fiscal 2025 Form 10-Q	22

Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2024 Annual Report for more information on the Company's equity plans.

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2024	10,509	$11.09
Granted	8,290	1.22
Canceled	(1,892)	8.31
Expired	(358)	6.52
Outstanding at June 30, 2025	16,549	$6.57

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

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2024	14,211	392	$7.41	$9.43
Granted	11,814	—	1.25	—
Vested	(4,179)	—	9.34	—
Forfeited	(2,939)	—	4.01	—
Outstanding at June 30, 2025	18,907	392	$3.67	$9.43

Employee Stock Purchase Plan ("ESPP")
Shares issued under our ESPP were 1,752,417 and 1,194,436 during the six months ended June 30, 2025 and 2024, respectively. In the first quarter of 2025, an additional 4.0 million shares were reserved under the ESPP. As of June 30, 2025, 16.5 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$925	$1,131	$2,090	$3,237
Research and development	3,307	4,591	5,914	10,379
Sales, general and administrative	7,663	11,497	13,092	23,128
Total share-based compensation expense	$11,895	$17,219	$21,096	$36,744

Q2 Fiscal 2025 Form 10-Q	23

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
The fair value of employee stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term in years	4.9	4.9
Expected volatility	95% — 96%	81% — 89%
Risk-free interest rate	3.89% — 4.29%	4.20% — 4.32%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.90	$1.43
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	113%	81%
Risk-free interest rate	3.96% — 4.31%	4.54% — 5.27%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.93	$2.78

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

Q2 Fiscal 2025 Form 10-Q	24

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(41,930)	$(173,319)	$(468,005)	$(251,497)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	300,162	272,385	298,519	270,982
Basic net loss per share	$(0.14)	$(0.64)	$(1.57)	$(0.93)

Diluted
Weighted average shares used in computing diluted net loss per share	300,162	272,385	298,519	270,982
Diluted net loss per share	$(0.14)	$(0.64)	$(1.57)	$(0.93)
The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Shares issuable upon conversion of convertible senior notes	61,415	31,063	61,415	31,063
Equity awards	44,643	33,370	44,643	33,370
See Note 7. Equity Plans and Share-Based Compensation for detailed information on equity awards.

NOTE 9. SEGMENT AND GEOGRAPHIC INFORMATION
We are organized as, and operate in, one reportable segment: the development, manufacturing, and marketing of integrated platforms for genetic analysis. Our chief operating decision-maker ("CODM") is our Chief Executive Officer. Our CODM reviews financial information presented on a consolidated basis for the purposes of evaluating financial performance and allocating resources.
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

Q2 Fiscal 2025 Form 10-Q	25

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenue	39,766	36,013	76,919	74,823
Less:
Cost of revenue	25,082	30,075	63,606	57,603
Research and development	22,529	38,485	51,582	81,940
Sales and marketing	19,516	23,807	39,592	46,344
General and administrative	16,659	22,070	36,751	43,286
Impairment charges	—	93,200	15,000	93,200
Change in fair value of contingent consideration	—	—	(18,700)	(70)
Amortization of acquired intangible assets	833	4,222	362,875	9,728
Other income, net	2,958	2,527	5,515	5,711
Income tax provision (benefit)	35	—	(267)	—
Consolidated net loss	(41,930)	(173,319)	(468,005)	(251,497)
A summary of our revenue by geographic location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Americas	$17,687	$20,757	$33,990	$38,435
Europe, Middle East and Africa	9,467	7,022	18,707	15,378
Asia-Pacific	12,612	8,234	24,222	21,010
Total revenue	$39,766	$36,013	$76,919	$74,823
A summary of our revenue by category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Instrument revenue	$14,150	$14,678	$25,166	$33,703
Consumable revenue	18,933	17,068	39,030	33,052
Product revenue	33,083	31,746	64,196	66,755
Service and other revenue	6,683	4,267	12,723	8,068
Total revenue	$39,766	$36,013	$76,919	$74,823

Q2 Fiscal 2025 Form 10-Q	26

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
Our products and technology, which include our HiFi long-read sequencing technology, address solutions across a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications. Long-read sequencing was recognized by the journal Nature Methods as its “method of the year” for 2022 for its contributions to biological understanding and future potential. Long-read sequencing has been applied to produce telomere-to-telomere genomes of humans, pangenome references, and has been recognized for its ability to provide more complete views of human variation.
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

Q2 Fiscal 2025 Form 10-Q	27

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

Financial Overview
Key highlights of the six months ended June 30, 2025 consolidated financial results include the following:

Revenue of	Gross profit of	Operating loss of	Cash, cash equivalents, and investments of
$76.9 M	$13.3 M	$473.8 M	$314.7 M
compared to $74.8 M during the same period of 2024	compared to $17.2 M during the same period of 2024	compared to $257.2 M during the same period of 2024	compared to $389.9 M at December 31, 2024
•Revenue was comprised of $25.2 million in instrument revenue, $39.0 million in consumables revenue and $12.7 million in service and other revenue during the six months ended June 30, 2025. Revenue was comprised of $33.7 million in instrument revenue, $33.0 million in consumables revenue and $8.1 million in service and other revenue during the six months ended June 30, 2024. The increase was primarily due to higher consumable sales, Vega unit sales, and service and other revenue, partially offset by lower Revio unit sales.
•Gross profit decreased during the six months ended June 30, 2025 compared to the same period of 2024. Restructuring-related charges of $12.4 million during the six months ended June 30, 2025 compared to $4.6 million for the same period of 2024 were partially offset by an increase in gross profit driven by growth in consumable revenue. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross margins may be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials, and tariffs.

Q2 Fiscal 2025 Form 10-Q	28

•Loss from operations increased $216.6 million during the six months ended June 30, 2025, compared with the same period of 2024, primarily due to a $212.7 million increase in operating expenses. This increase included $382.4 million of restructuring-related costs, comprised primarily of $359.3 million in accelerated amortization of acquired intangibles, $15.0 million of impairment charges, and $4.8 million of employee separation costs. By contrast, restructuring-related charges totaled $13.4 million in the prior-year period. These increases in restructuring-related costs were partially offset by a $78.2 million decrease in impairment charges, an $18.6 million change in fair value of contingent consideration, and reductions in research and development and sales, general and administrative expenses due to headcount and related cost savings from the restructuring.
•Cash, cash equivalents, and short-term investments were $314.7 million at June 30, 2025, which represents a 19% decrease compared to the balance at December 31, 2024.
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
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $15.0 million of impairment charges during the six months ended June 30, 2025. See additional discussion below in Results of Operations, as well as Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our 2024 Annual Report for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Q2 Fiscal 2025 Form 10-Q	29

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$33,083	$31,746	$1,337	4%
Service and other revenue	6,683	4,267	2,416	57%
Total revenue	39,766	36,013	3,753	10%
Cost of Revenue:
Cost of product revenue	20,022	23,083	(3,061)	(13%)
Cost of service and other revenue	4,853	3,366	1,487	44%
Amortization of acquired intangible assets	183	2,628	(2,445)	(93%)
Loss on purchase commitment	24	998	(974)	(98%)
Total cost of revenue	25,082	30,075	(4,993)	(17%)
Gross profit	14,684	5,938	8,746	147%
Operating Expense:
Research and development	22,529	38,485	(15,956)	(41)%
Sales, general and administrative	36,175	45,877	(9,702)	(21)%
Impairment charges	—	93,200	(93,200)	(100)%
Amortization of acquired intangible assets	833	4,222	(3,389)	(80)%
Total operating expense	59,537	181,784	(122,247)	(67%)
Operating loss	(44,853)	(175,846)	130,993	(74)%
Interest expense	(1,738)	(3,542)	1,804	(51)%
Other income, net	4,696	6,069	(1,373)	(23%)
Loss before income taxes	(41,895)	(173,319)	131,424	(76%)
Income tax provision	35	—	35	—
Net loss	$(41,930)	$(173,319)	$131,389	(76%)

Q2 Fiscal 2025 Form 10-Q	30

Revenue

Total Revenue
Total revenue increased $3.8 million, or 10%, for the second quarter of 2025 compared with the same quarter of 2024.
Product revenue increased $1.3 million, or 4%, primarily due to an increase of $1.9 million, or 11%, in consumable revenue, partially offset by a decrease of $0.5 million, or 4%, in instrument revenue.
Service and other revenue increased $2.4 million, or 57%, primarily driven by an increase in Revio service contracts.

Instrument Revenue
Instrument revenue decreased for the second quarter of 2025, primarily due to a lower number of Revio systems sold—15 units compared to 24 units in the same quarter of 2024. This decline primarily reflects variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
The decrease was partially offset by sales of the Vega system, with 38 units sold during the second quarter of 2025 following its commercial launch in the fourth quarter of 2024.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, and funding dynamics.

Consumables Revenue

The increase in consumables revenue for the second quarter of 2025 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base.
Initial shipments of Vega consumables also contributed modestly during the period, and we anticipate increased contributions as customers begin ramping usage of the Vega platform and the installed base expands.
Looking ahead, we expect continued growth in consumables revenue as adoption of the Revio and Vega platforms expands. This anticipated growth reflects increasing instrument placements, improving consumable utilization, and broadening addressable application for our platforms.

Q2 Fiscal 2025 Form 10-Q	31

Cost of Revenue and Gross Profit
Total cost of revenue decreased $5.0 million, or 17%, in the second quarter of 2025 compared to the same quarter of 2024 due to a decrease in cost of product revenue and a decrease of $2.4 million in amortization attributable to acquired intangible assets that are related to sales generating activities. Total cost of revenue included share-based compensation expense of $0.9 million and $1.1 million during the second quarter of 2025 and 2024, respectively.
Cost of product revenue decreased $3.1 million, or 13%, in the second quarter of 2025 compared to the same quarter of 2024 primarily due to lower restructuring-related charges. Restructuring charges during the three months ended June 30, 2025 were not significant. During the three months ended June 30, 2024 we incurred restructuring-related charges of $4.6 million, which included charges for excess inventory due to a decrease in internal demand relating to the expense reduction initiatives.
Gross profit increased $8.7 million, or 147%, in the second quarter of 2025 compared to the same quarter of 2024 driven by lower cost of revenue and higher consumables sales. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Gross margins may be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $16.0 million, or 41%, for the second quarter of 2025, compared to the same quarter of 2024. The decrease was primarily driven by a decrease in personnel and related expenses due to restructuring activities, as well as the transition of launched products from development to commercialization. Research and development expense included share-based compensation expense of $3.3 million and $4.6 million during the second quarter of 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $9.7 million, or 21%, for the second quarter of 2025, compared to the same quarter of 2024. The decrease was primarily due to a net decrease in personnel and related expenses due to restructuring activities. Sales, general, and administrative expense included share-based compensation expense of $7.7 million and $11.5 million during the second quarter of 2025 and 2024, respectively.

Impairment Charges
We recognized no impairment charge during the second quarter of 2025 and a goodwill impairment charge of $93.2 million during the second quarter of 2024. This charge was primarily attributable to a sustained decline in our stock price and revisions to the timing of expected future cash flows relative to our initial long-term plan, reflecting the continued impact of longer-than-anticipated median sales cycles and other contributing factors. These developments indicated that the fair value of the reporting unit may have been less than its carrying amount, prompting the performance of an interim goodwill impairment test. The results of the test confirmed that the carrying amount of the reporting unit exceeded its estimated fair value.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the second quarter of 2025 and 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Q2 Fiscal 2025 Form 10-Q	32

Interest Expense
Interest expense for the second quarter of 2025 and 2024 was primarily comprised of interest on the convertible senior notes. The decrease was due to lower convertible notes balances as a result of the notes exchange transaction in November 2024. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income, Net
Other income, net for the second quarter of 2025 decreased compared to the same quarter of 2024 primarily driven by lower investment income due to lower cash and investment balances.

Q2 Fiscal 2025 Form 10-Q	33

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$64,196	$66,755	$(2,559)	(4%)
Service and other revenue	12,723	8,068	4,655	58%
Total revenue	76,919	74,823	2,096	3%
Cost of Revenue:
Cost of product revenue	46,355	45,530	825	2%
Cost of service and other revenue	8,631	7,104	1,527	21%
Amortization of acquired intangible assets	4,528	3,971	557	14%
Loss on purchase commitment	4,092	998	3,094	310%
Total cost of revenue	63,606	57,603	6,003	10%
Gross profit	13,313	17,220	(3,907)	(23%)
Operating Expense:
Research and development	51,582	81,940	(30,358)	(37%)
Sales, general and administrative	76,343	89,630	(13,287)	(15%)
Impairment charges	15,000	93,200	(78,200)	(84%)
Amortization of acquired intangible assets	362,875	9,728	353,147	3630%
Change in fair value of contingent consideration	(18,700)	(70)	(18,630)	26614%
Total operating expense	487,100	274,428	212,672	77%
Operating loss	(473,787)	(257,208)	(216,579)	84%
Interest expense	(3,475)	(7,117)	3,642	(51%)
Other income, net	8,990	12,828	(3,838)	(30%)
Loss before income taxes	(468,272)	(251,497)	(216,775)	86%
Income tax benefit	(267)	—	(267)	—
Net loss	$(468,005)	$(251,497)	$(216,508)	86%

Q2 Fiscal 2025 Form 10-Q	34

Revenue

Total Revenue
Total revenue increased $2.1 million, or 3%, during the six months ended June 30, 2025 compared with the same period of 2024.
Product revenue decreased $2.6 million, or 4%, primarily due to a decrease of $8.5 million, or 25%, in instrument revenue, partially offset by an increase of $6.0 million, or 18%, in consumable revenue.
Service and other revenue increased $4.7 million, or 58%, primarily driven by an increase in Revio service contracts.

Instrument Revenue
Instrument revenue decreased during the six months ended June 30, 2025, primarily due a lower number of Revio systems sold—27 units compared to 52 units in the same period of 2024. This decline primarily reflects variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
The decrease was partially offset by sales of the Vega system, with 66 units sold during the six months ended June 30, 2025 following its commercial launch in the fourth quarter of 2024.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, and funding dynamics.

Consumables Revenue

The increase in consumables revenue during the six months ended June 30, 2025 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base.
Initial shipments of Vega consumables also contributed modestly during the period, and we anticipate increased contributions as customers begin ramping usage of the Vega platform and the installed base expands.
Looking ahead, we expect continued growth in consumables revenue as adoption of the Revio and Vega platforms expands. This anticipated growth reflects increasing instrument placements, improving consumable utilization, and broadening addressable application for our platforms.

Q2 Fiscal 2025 Form 10-Q	35

Cost of Revenue and Gross Profit
Total cost of revenue increased $6.0 million, or 10%, during the six months ended June 30, 2025, compared to the same period of 2024 primarily due to an increase in restructuring-related charges. These charges were $12.4 million during the six months ended June 30, 2025, which included $3.8 million relating to loss on purchase commitments which is based on an estimate of future excess inventory related to supply agreements for which we do not expect to have related sales. Restructuring-related charges were $4.6 million for the same period of 2024. Total cost of revenue included share-based compensation expense of $2.1 million and $3.2 million during the six months ended June 30, 2025 and 2024, respectively.
Gross profit decreased $3.9 million, or 23%, during the six months ended June 30, 2025, compared to the same period of 2024 driven by the increase in cost of revenue from restructuring activities partially offset by an increase in gross profit driven by growth in consumable revenue. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Gross margins may be affected by product mix, manufacturing efficiencies, warranty cost improvements, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $30.4 million, or 37%, during the six months ended June 30, 2025, compared to the same period of 2024. The decrease was primarily driven by a decrease in personnel and related expenses due to restructuring activities, as well as the transition of launched products from development to commercialization. Research and development expense included share-based compensation expense of $5.9 million and $10.4 million during the six months ended June 30, 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $13.3 million, or 15%, during the six months ended June 30, 2025, compared to the same period of 2024. The decrease was primarily due to a net decrease in personnel and related expenses due to restructuring activities. Sales, general, and administrative expense included share-based compensation expense of $13.1 million and $23.1 million during the six months ended June 30, 2025 and 2024, respectively.

Impairment Charges
We recorded impairment charges of $15.0 million during the six months ended June 30, 2025, related to in-process research and development (“IPR&D”). These charges resulted from an interim impairment assessment performed in response to identified indicators of impairment during the period. The impairment test concluded that the carrying amount of our IPR&D assets exceeded their estimated fair value. See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
We recognized a goodwill impairment charge of $93.2 million during the six months ended June 30, 2024. This charge was primarily driven by a sustained decrease in our stock price and changes in the timing of expected future cash flows relative to our initial long-term plan, reflecting the ongoing impact of longer-than-anticipated median sales cycles and other contributing factors. These conditions indicated that the fair value of the reporting unit may have been less than its carrying amount, prompting the performance of an interim goodwill impairment test. The results of the test confirmed that the reporting unit’s carrying amount exceeded its estimated fair value.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets during the six months ended June 30, 2025 included $359.3 million of accelerated amortization related to developed technology from the 2021 Omniome acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. We expect significantly lower amortization expense in future periods.

Q2 Fiscal 2025 Form 10-Q	36

Change in Fair Value of Contingent Consideration
We recognized a change in fair value of contingent consideration of $18.7 million during the six months ended June 30, 2025, resulting in a contingent consideration liability of $0. This was primarily due to management's decision to cease development of the high-throughput short-read system, the associated changes in expected future revenues, and the requirement that the milestone event occur prior to the five-year anniversary of the acquisition closing date.

Interest Expense
Interest expense during the six months ended June 30, 2025 and 2024 was primarily comprised of interest on the convertible senior notes. The decrease was due to lower convertible notes balances as a result of the notes exchange transaction in November 2024. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income, Net
Other income, net during the six months ended June 30, 2025 decreased compared to the same period of 2024 primarily driven by lower investment income due to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2025, we had cash, cash equivalents and investments of $314.7 million compared to $389.9 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
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

Contingent Consideration
Under the terms of our 2023 acquisition of Apton, we agreed to pay $25.0 million to former Apton equity holders if a high-throughput sequencer incorporating Apton’s technology generates $50.0 million in revenue within five years of the closing. Payment may be made in cash, stock, or a combination. As of June 30, 2025, due primarily to the decision to discontinue development of the system and revised revenue expectations, the fair value of the contingent consideration liability was estimated at $0.

Q2 Fiscal 2025 Form 10-Q	37

Cash Flow Summary

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(73,433)	$(129,945)
Net cash provided by investing activities	70,517	42,701
Net cash provided by financing activities	1,959	6,401
Net decrease in cash, cash equivalents, and restricted cash	$(957)	$(80,843)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities during the six months ended June 30, 2025 of $73.4 million was due primarily to a $468.0 million net loss that included non-cash items such as amortization of acquired intangible assets of $367.4 million, an impairment charge of $15.0 million, share-based compensation of $21.1 million, $8.5 million of inventory adjustments, depreciation expense of $7.8 million, and $6.3 million in net changes to operating assets and liabilities, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration. Cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable and inventory, as well as decreases in accrued expenses and operating lease liabilities. These uses of cash were partially offset by a decrease in prepaid expenses and other assets.
Cash used in operating activities during the six months ended June 30, 2024 of $129.9 million was due primarily to a $251.5 million net loss that included non-cash items such as a goodwill impairment charge of $93.2 million, share-based compensation of $36.7 million, amortization of acquired intangible assets of $13.7 million, depreciation expense of $6.7 million and amortization of right-of-use assets of $5.9 million. This was offset by the accretion of discount and amortization of premium on marketable securities, net of $7.6 million and $31.7 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory, as well as decreases in accrued expenses and operating lease liabilities. These uses of cash were partially offset by decreases in accounts receivable and prepaid expenses and other assets and increases in accounts payable and deferred revenue.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities.
Cash provided by investing activities during the six months ended June 30, 2025, was primarily from $195.4 million of maturities of investments partially offset by $118.0 million of purchases of investments and $5.0 million in purchases of intangible assets.
Cash provided by investing activities during the six months ended June 30, 2024, was primarily from $351.6 million of maturities of investments partially offset by $303.6 million in purchases of investments and $5.4 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2025 resulted from $2.0 million from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the six months ended June 30, 2024 resulted primarily from $6.9 million of proceeds from the issuance of common stock through our equity compensation plans.

Q2 Fiscal 2025 Form 10-Q	38

Contractual Obligations
We presented our contractual obligations at December 31, 2024 in our 2024 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2025.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2025, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2025.

Q2 Fiscal 2025 Form 10-Q	39

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
During the six months ended June 30, 2025, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of June 30, 2025 was $314.7 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2025 would have affected the fair value of our investment portfolio by approximately $1.5 million.
There have been no other material changes in market risk from the information provided in our 2024 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q2 Fiscal 2025 Form 10-Q	40

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
On December 14, 2022, Take2 Technologies, Ltd. ("Take2") and the Chinese University of Hong Kong (“CUHK”) filed a complaint in the U.S. District Court for Delaware against us alleging infringement of U.S. Patent No. 11,091,794 (the “’794 Patent”) (C.A. No. 22- cv-01595) (the "Take2 District Court matter"). The complaint alleges that our Sequel II systems, Sequel IIe systems, and Revio systems that operate version 11.0 or later of the SMRT Link software, infringe the ‘794 Patent. The complaint seeks unspecified monetary damages and an order enjoining us from infringing the ’794 Patent. We filed a motion to dismiss on February 14, 2023, which was denied on March 25, 2024. We also filed a motion to transfer the case from the District of Delaware to the Northern District of California which was granted on August 2, 2023. The case was transferred on August 16, 2023 (C.A. No. 5:23-cv-04166). Take2 filed a motion to disqualify our in-house legal department from representing PacBio in the district court action on September 20, 2023. We opposed Take2’s disqualification motion on October 4, 2023. An oral hearing on the disqualification motion was held on October 26, 2023 and the court issued orders on November 6 and December 4 of 2023 partially granting the motion. While some members of the in-house legal department were disqualified, General Counsel for PacBio was not disqualified and continued to represent PacBio in the Take2 District Court matter. We filed a petition for inter partes review at the Board (IPR2024-00028) challenging the validity of all claims of the ’794 patent on October 17, 2023. The CUHK filed a preliminary response to the petition on January 26, 2024. On April 22, 2024, we filed our answer to the complaint, denying infringement and seeking declaratory judgments of non-infringement and invalidity of the ‘794 Patent. On April 24, 2024, the Board granted institution of IPR2024-00028 on the validity of all claims of the ’794 patent. On May 2, 2024, the parties filed a joint stipulation and proposed order to stay the Take2 District Court matter pending inter partes review. On May 3, 2024, the Court granted the motion to stay. Briefing is complete in IPR2024-00028 and an oral hearing took place on January 23, 2025. On March 7, 2025, we entered into a purchase agreement with CUHK to purchase the ‘794 patent. In connection with our purchase of the ‘794 Patent, each of Take2 and CUHK, on the one hand, and PacBio, on the other hand, agreed to waive and seek the

Q2 Fiscal 2025 Form 10-Q	41

discharge of all outstanding litigation claims and patent-related challenges, including with respect to the Take2 District Court matter and IPR2024-00028. The agreement to discharge the litigation claims and the patent challenge has been granted by the Northern District of California and the Board, respectively.

Proceedings in China
On May 12, 2020, PGI filed a complaint in the Wuhan Intermediate People’s Court in China alleging infringement of one or more claims of China patent No. CN101743321B (the “CN321 Patent”), which is related to the ‘441 Patent. On November 23, 2020 we filed an Invalidation Petition at the China National Intellectual Property Administration (CNIPA) demonstrating the invalidity of the claims in the CN321 Patent on grounds of insufficient disclosure, and the lack of support, essential technical features, clarity, novelty, and inventiveness. A hearing in the invalidation proceeding at the CNIPA was held on April 29, 2021. On September 2, 2021, the CNIPA issued its decision on the Invalidation Petition and determined that all claims (1-61) of the CN321 patent were invalid. On December 1, 2021, PGI filed an appeal with the Beijing IP Court, contesting the CNIPA decision. We filed a petition with the Wuhan Intermediate People’s court requesting dismissal of the infringement action based on the CNIPA invalidation decision, and PGI filed a petition to withdraw its complaint. The Wuhan Intermediate People’s court granted PGI’s petition and dismissed the infringement action in May 2022. On May 29, 2025, the Supreme People's Court issued a final judgement maintaining the CNIPA decision, and these infringement proceedings are now considered closed.

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

Q2 Fiscal 2025 Form 10-Q	42

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
•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;

Q2 Fiscal 2025 Form 10-Q	43

•the potential adverse impact of health epidemics;
•potential cybersecurity incidents and security breaches;
•governmental regulations that burden operations or narrow the market for our products;
•adverse effects resulting from new, increased, or enhanced trade tariffs, import restrictions, export restrictions, or other trade barriers;
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

Q2 Fiscal 2025 Form 10-Q	44

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy, and acts by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $184.5 million of impairment charges during the year ended December 31, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our 2024 Annual Report, and $15.0 million of impairment charges during the six months ended June 30, 2025, as described in additional detail in Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, amortization of acquired intangible assets during the six months ended June 30, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome acquisition as described in additional detail in Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q. Any such charges may adversely affect our results of operations.
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

Q2 Fiscal 2025 Form 10-Q	45

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
Our expense reduction initiatives comprise, among other things, workforce reductions, facilities downsizing and a refined pipeline of development activities. For example, during the second quarter of 2024 we initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives, and during the first quarter of 2025 we initiated further plans to reduce certain of our annualized run-rate operating expenses by the end of the year, given persistent uncertainty surrounding academic and NIH funding, along with the introduction and impact of new or changing tariffs. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction initiatives and achieve the anticipated benefits within the expected time frame is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.

Q2 Fiscal 2025 Form 10-Q	46

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
•failure or material delay in closing a transaction;

Q2 Fiscal 2025 Form 10-Q	47

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

Q2 Fiscal 2025 Form 10-Q	48

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

Q2 Fiscal 2025 Form 10-Q	49

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
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Q2 Fiscal 2025 Form 10-Q	50

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

Q2 Fiscal 2025 Form 10-Q	51

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

Q2 Fiscal 2025 Form 10-Q	52

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

Q2 Fiscal 2025 Form 10-Q	53

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

Q2 Fiscal 2025 Form 10-Q	54

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

Q2 Fiscal 2025 Form 10-Q	55

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
We receive a significant portion of our revenue from a limited number of customers. While during the six months ended June 30, 2025, and 2024, no customer accounted for 10% or more of our total revenue, many of our customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

Q2 Fiscal 2025 Form 10-Q	56

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

Q2 Fiscal 2025 Form 10-Q	57

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
We are subject to risks associated with political conflicts between the U.S. and China. While during the six months ended June 30, 2025 and 2024, no customer accounted for 10% or more of our total revenue, a portion of our revenue is generated from China. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

Q2 Fiscal 2025 Form 10-Q	58

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
Substantially all of our consumable chips are partly manufactured by a company based in Taiwan. Our supply of consumable chips and other critical components may be materially and adversely affected by diplomatic, geopolitical, military and other developments affecting the relationship between China and Taiwan. Recent military exercises in the Taiwan Strait have contributed to geopolitical uncertainty regarding the future of the relationship between China and Taiwan. Current or future diplomatic, geopolitical, military or other tensions between China and Taiwan, including trade disputes, may lead to circumstances that negatively affect the availability of such consumable chips and other critical components to us, which could limit or prohibit our ability to manufacture consumable chips and other critical components or lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, which could materially and adversely impact our business, operations, prospects, financial condition and results, and results of operations.
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
Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;

Q2 Fiscal 2025 Form 10-Q	59

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and other pre-change tax attributes, such as research and development credits, to offset its post-change taxable income or tax liability. An “ownership change” is generally defined as a greater than 50% change (by value) in a corporation’s equity ownership by “5 percent shareholders” over a rolling three-year period. We believe that we have had one or more ownership changes, and as a result our existing NOLs are currently subject to limitation. Future changes in our stock ownership could result in additional ownership changes, including potentially material changes, under Sections 382 and 383. Further, California has enacted legislation that limits the use of state NOLs for tax years beginning on or after January 1, 2024, and before January 1, 2027. Other limitations may also apply under state tax law. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our NOLs even if we attain profitability.
Changes in tax law and differences in interpretation of tax laws and regulations could adversely impact our business and financial condition.
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant changes, with or without advance notice. Changes in tax laws, regulations or rulings, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), changes in interpretations of existing laws and regulations or changes in accounting principles could negatively and materially affect our financial position, cash flows, and results of operations. We are currently evaluating the full impact of the OBBB Act on us.

Q2 Fiscal 2025 Form 10-Q	60

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

Q2 Fiscal 2025 Form 10-Q	61

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

Q2 Fiscal 2025 Form 10-Q	62

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

Q2 Fiscal 2025 Form 10-Q	63

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

Q2 Fiscal 2025 Form 10-Q	64

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

Q2 Fiscal 2025 Form 10-Q	65

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

Q2 Fiscal 2025 Form 10-Q	66

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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, a U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. We will continue to monitor this case, as well as any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Additionally, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.
Further, under the new leadership at the Department of Health and Human Services under the Trump administration, agency reorganization, departure of high-profile regulators at the FDA, layoffs due to the reduction in force initiative may impact the normal operations of federal agencies, including the FDA. NIH funding cuts can impact the business operations of our customers and decrease the demand for our products. It is unclear how our industry and the businesses of our customers will be impacted by executive orders, policies and regulations implemented under the Trump administration. There is significant uncertainty in the industry.
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

Q2 Fiscal 2025 Form 10-Q	67

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
If we elect to label and market our products for use as, or in the performance of, clinical diagnostics in the United States, thereby subjecting them to FDA regulation as medical devices, we would be required to obtain pre-market 510(k) clearance or pre-market approval from the FDA, unless an exception applies. It is possible, in the event we elect to submit 510(k) applications for certain of our products, that the FDA would take the position that a more burdensome pre-market application, such as a PMA or a de novo application is required for some of our products. If such applications were required, greater time and investment would be required to obtain FDA approval. Even if the FDA agreed that a 510(k) was appropriate, FDA clearance can be expensive and time consuming. It generally takes a significant amount of time to prepare a 510(k), including conducting appropriate testing on our products, and several months to years for the FDA to review a submission. Notwithstanding the effort and expense, FDA clearance or approval could be denied for some or all of our products for which we choose to market as a medical device or a clinical diagnostic device. Even if we were to seek and obtain regulatory approval or clearance, it may not be for the intended uses we request or that we believe are important or commercially attractive. There can be no assurance that future products for which we may seek pre-market clearance or approval will be approved or cleared by the FDA or a comparable foreign regulatory authority on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our anticipated claims or adequate to support continued adoption of such products. Compliance with FDA or comparable foreign regulatory authority regulations will require substantial costs, and subject us to heightened scrutiny by regulators and substantial penalties for failure to comply with such requirements or the inability to market our products. The lengthy and unpredictable pre-market clearance or approval process, as well as the unpredictability of the results of any required clinical studies, may result in our failing to obtain regulatory clearance or approval to market such products, which would significantly harm our business, results of operations, reputation, and prospects.
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

Q2 Fiscal 2025 Form 10-Q	68

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region, as discussed above. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, government regulations and tariffs. Starting in September 2018, the U.S. Trade Representative (the “USTR”) enacted various tariffs ranging from 7.5% to 25% on the import of Chinese products, including non-U.S. components and materials that may be used in our products. Since that time, USTR has enacted further tariff increases on certain Chinese products, in some instances raising this additional tariff on these products to up to 100%. In February 2025, under separate authorities, the U.S. government enacted an additional 10% ad valorem tariff on almost all imports of Chinese-origin goods, and in March 2025, this tariff was further escalated to 20% ad valorem. An additional reciprocal tariff of 10% to 125% ad valorem had been imposed by the U.S. on many Chinese-origin goods since April 2025—alongside an 10% ad valorem tariff on almost all imports from trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations—with limited exceptions for pharmaceuticals, semiconductors, computers, and certain other imports. Currently, this additional reciprocal tariff has been reduced to 10% through August 2025 pursuant to a trade deal reached between the U.S. and China; however, these tariff rates are currently under negotiation and are subject to further changes. Additionally, China also has imposed tariffs on imports into China from the U.S. These tariffs have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, and may in the future be, placed on products such as ours by foreign governments, especially China, have raised, and could further raise, amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. In February 2025, the Trump Administration also announced new 25% tariffs on imports from Canada and Mexico, which were temporarily suspended subject to further negotiations, and partially implemented with respect to goods not eligible for duty-free import under the U.S.-Mexico-Canada Agreement since March 2025; the U.S. government announced in July 2025 that these tariffs could increase to 35% for Canada and 30% for Mexico as of August 1, 2025. U.S. tariffs of 25% have also been implemented on a wider array of imported steel and aluminum items as of March 2025 (increased to 50% as of June 2025), on automobiles as of April 2025 and on automobile components as of May 2025. Additional reciprocal tariffs on a wide range of U.S. trading partners were briefly implemented in April 2025 but have since been temporarily suspended through August 2025. Additional tariffs may be forthcoming, including tariffs on items that have been the subject of recent U.S. executive orders and U.S. government tariff investigations, including (i) critical minerals and derivative products thereof (e.g., semiconductor wafers, semiconductors, and semiconductor manufacturing equipment) and (ii) pharmaceuticals and pharmaceutical products. Further tariffs may be imposed that could cover imports of additional components and materials used in our products and our business may be adversely impacted by these measures or by retaliatory trade measures taken by China, Canada, the EU, or other countries, including restricted access to components or materials used in our products or increased amounts that must be paid for our products, which could materially harm our business, financial condition, and results of operations. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.

Q2 Fiscal 2025 Form 10-Q	69

Our products are subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Under these laws and regulations, exports of our products as well as the underlying technology may require export authorization, including by license, a license exception, or other appropriate government authorizations. Furthermore, our products and services are subject to U.S. economic and trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. The U.S. government has continued to increase controls imposed in 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing. In 2023 and 2024, the U.S. government expanded the list of advanced integrated circuits subject to heightened export controls, including certain hardware containing these specified integrated circuits, expanded the list of destinations requiring export authorization for such items, and added new restrictions based on the headquarters location of the parties involved. In many cases, these licenses are subject to a policy of denial and will not be issued. Regulations further expanding the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models were introduced in January 2025 and were scheduled to have a compliance date of May 15, 2025. These regulations were rescinded shortly before the compliance date, but we expect that they will be replaced by a new regulation containing a version of these controls. The U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These existing and future laws and regulations may impact our ability to export certain products to customers or distributors in China or other locations and restrict our ability to use certain integrated circuits in our products. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products. In April 2025, the Company received inquiries from the Bureau of Industry and Security (“BIS”) regarding a distributor based in Hong Kong and that distributor's customer located in China. In May 2025, following a review of sales to China, the Company responded to BIS's inquiries and submitted a voluntary self-disclosure to BIS related to a limited number of transactions. BIS is in the process of reviewing the information presented.
If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in fines and penalties. We may also be adversely affected through other penalties, business disruption, reputational harm, loss of access to certain markets, or otherwise.
Moreover, in November 2018, BIS released an advance notice of proposed rulemaking to control the export of emerging technologies. This notice included “[b]iotechnology, including nanobiology; synthetic biology; genomic and genetic engineering; or neurotech” as possible areas of increased export controls. Since 2018, the U.S. government has continued to provide updated lists of emerging technologies subject to national security consents. These lists continue to include biotechnologies including “[g]enome and protein engineering including design tools” and “[b]iomanufacturing and bioprocessing technologies.” Therefore, it is possible that our ability to export our products to customers or distributors may be further restricted in the future. For example, on January 15, 2025, BIS issued an IFR implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. While the Company’s products would not be included under the current IFR, future BIS or other government regulations could potentially apply to our products and/or negatively impact our ability to export those products to certain countries and markets.
The Chinese government has introduced retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese or U.S. governments will implement additional retaliatory measures which could impact our business. For example, in December 2024, China announced a new export control regime that includes stringent export controls on exports of germanium and gallium, and in February 2025 implemented additional export controls regulating the export of resources including tungsten, tellurium, bismuth, indium, and molybdenum. Export controls on these and other rare earth materials further increased in retaliation for the increase in U.S. tariffs on products of Chinese origin in April 2025, which resulted in a pause of the export of these materials from China. Chinese export controls have been and continue to be negotiated by U.S. and Chinese trade delegations in bilateral trade discussions, and these policies are subject to change. It is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in

Q2 Fiscal 2025 Form 10-Q	70

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

Q2 Fiscal 2025 Form 10-Q	71

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
•announcements by us, our customers, partners, or suppliers relating directly or indirectly to our products, services or technologies;
•overall conditions in our industry and market;
•addition or loss of significant customers;

Q2 Fiscal 2025 Form 10-Q	72

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

Q2 Fiscal 2025 Form 10-Q	73

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

Q2 Fiscal 2025 Form 10-Q	74

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
As of June 30, 2025, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q2 Fiscal 2025 Form 10-Q	75

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
In addition, our ability to repurchase the Notes or to pay cash upon conversions of Notes or at the applicable maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes of a series at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions of such Notes or at the applicable maturity as required by the applicable indenture would constitute a default under such indenture. A default under either indenture or the occurrence of a fundamental change under either indenture itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under either indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the applicable series of Notes.
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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of June 30, 2025, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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

Q2 Fiscal 2025 Form 10-Q	76

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
•defending against intellectual property claims in other countries;

Q2 Fiscal 2025 Form 10-Q	77

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
•changes in diplomatic and trade relationships, including new, increased, or enhanced tariffs, trade protection measures, import or export licensing requirements, trade embargoes, sanctions, and other trade barriers;
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

Q2 Fiscal 2025 Form 10-Q	78

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

Q2 Fiscal 2025 Form 10-Q	79

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

Q2 Fiscal 2025 Form 10-Q	80

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

Q2 Fiscal 2025 Form 10-Q	81

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

Q2 Fiscal 2025 Form 10-Q	82

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
Furthermore, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or disrupted, breached or otherwise compromised due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or disruption could compromise our networks, and the information stored there could be accessed, manipulated, publicly disclosed, lost, stolen, made unavailable, or otherwise processed without authorization. Any such disruption, access, breach, unavailability, theft, loss or other unauthorized processing of information, or the perception that any of these has occurred could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such a notice could harm our reputation and our ability to compete.

Q2 Fiscal 2025 Form 10-Q	83

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Q2 Fiscal 2025 Form 10-Q	84

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Q2 Fiscal 2025 Form 10-Q	85

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1+	Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.1	June 6, 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________
+    Indicates management contract or compensatory plan.
*    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Q2 Fiscal 2025 Form 10-Q	86

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: August 7, 2025	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Jim R. Gibson
Jim R. Gibson Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)

Q2 Fiscal 2025 Form 10-Q	87