Form 10-Q
period 2025-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2025-11-06
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 31, 2025: 301,907,431.

Q3 Fiscal 2025 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$56,467	$55,370
Investments	242,187	334,561
Accounts receivable, net	30,616	27,524
Inventory, net	53,153	58,755
Prepaid expenses and other current assets	11,513	18,781
Short-term restricted cash	300	690
Total current assets	394,236	495,681
Property and equipment, net	22,127	30,505
Operating lease right-of-use assets, net	42,583	16,091
Long-term restricted cash	1,532	1,532
Intangible assets, net	16,143	389,572
Goodwill	317,761	317,761
Other long-term assets	8,776	9,305
Total assets	$803,158	$1,260,447
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,362	$16,590
Accrued expenses	29,172	22,595
Deferred revenue, current	16,049	13,864
Operating lease liabilities, current	621	10,026
Other liabilities, current	1,005	3,224
Total current liabilities	63,209	66,299
Deferred revenue, non-current	4,400	5,900
Contingent consideration liability, non-current	—	18,700
Operating lease liabilities, non-current	54,300	14,914
Convertible senior notes, net, non-current	645,159	647,494
Other liabilities, non-current	—	546
Total liabilities	767,068	753,853

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 301,853 and 294,418 shares at September 30, 2025 and December 31, 2024, respectively	302	294
Additional paid-in capital	2,690,304	2,654,804
Accumulated other comprehensive income	415	422
Accumulated deficit	(2,654,931)	(2,148,926)
Total stockholders’ equity	36,090	506,594
Total liabilities and stockholders’ equity	$803,158	$1,260,447
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2025 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenue:
Product revenue	$32,597	$35,296	$96,793	$102,051
Service and other revenue	5,844	4,671	18,567	12,739
Total revenue	38,441	39,967	115,360	114,790
Cost of Revenue:
Cost of product revenue	19,204	23,278	65,559	68,808
Cost of service and other revenue	3,078	3,484	11,709	10,588
Amortization of acquired intangible assets	183	3,201	4,711	7,172
Loss on purchase commitment	75	—	4,167	998
Total cost of revenue	22,540	29,963	86,146	87,566
Gross profit	15,901	10,004	29,214	27,224
Operating Expense:
Research and development	22,846	25,516	74,428	107,456
Sales, general and administrative	31,099	43,746	107,442	133,376
Impairment charges	—	—	15,000	93,200
Amortization of acquired intangible assets	833	3,649	363,708	13,377
Change in fair value of contingent consideration	—	1,170	(18,700)	1,100
Total operating expense	54,778	74,081	541,878	348,509
Operating loss	(38,877)	(64,077)	(512,664)	(321,285)
Interest expense	(1,739)	(3,538)	(5,214)	(10,655)
Other income, net	2,999	6,890	11,989	19,718
Loss before income taxes	(37,617)	(60,725)	(505,889)	(312,222)
Income tax provision	383	—	116	—
Net loss	(38,000)	(60,725)	(506,005)	(312,222)
Other comprehensive income:
Unrealized gain (loss) on investments	148	2,076	(7)	1,334
Comprehensive loss	$(37,852)	$(58,649)	$(506,012)	$(310,888)
Net loss per share:
Basic	$(0.13)	$(0.22)	$(1.69)	$(1.15)
Diluted	$(0.13)	$(0.22)	$(1.69)	$(1.15)
Weighted average shares outstanding used in calculating net loss per share:
Basic	300,844	272,915	299,303	271,631
Diluted	300,844	272,915	299,303	271,631
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2025 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489
Net loss	—	—	—	—	(38,000)	(38,000)
Other comprehensive income	—	—	—	148	—	148
Issuance of common stock in conjunction with equity plans	1,503	2	1,467	—	—	1,469
Share-based compensation expense	—	—	10,984	—	—	10,984
Balance at September 30, 2025	301,853	$302	$2,690,304	$415	$(2,654,931)	$36,090

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(506,005)	(506,005)
Other comprehensive loss	—	—	—	(7)	—	(7)
Issuance of common stock in conjunction with equity plans	7,435	8	3,420	—	—	3,428
Share-based compensation expense	—	—	32,080	—	—	32,080
Balance at September 30, 2025	301,853	$302	$2,690,304	$415	$(2,654,931)	$36,090

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at June 30, 2024	272,491	$272	$2,583,523	$(523)	$(2,090,572)	$492,700
Net loss	—	—	—	—	(60,725)	(60,725)
Other comprehensive income	—	—	—	2,076	—	2,076
Issuance of common stock in conjunction with equity plans	1,321	2	810	—	—	812
Share-based compensation expense	—	—	18,259	—	—	18,259
Balance at September 30, 2024	273,812	$274	$2,602,592	$1,553	$(2,151,297)	$453,122

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(312,222)	(312,222)
Other comprehensive income	—	—	—	1,334	—	1,334
Issuance of common stock in conjunction with equity plans	6,068	6	7,697	—	—	7,703
Share-based compensation expense	—	—	55,003	—	—	55,003
Balance at September 30, 2024	273,812	$274	$2,602,592	$1,553	$(2,151,297)	$453,122
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2025 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(506,005)	$(312,222)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,251	10,932
Amortization of intangible assets	368,429	20,558
Amortization of right-of-use assets	3,083	10,912
Share-based compensation expense	32,080	55,003
Impairment charges	15,000	93,200
Accretion of discount and amortization of premium on marketable securities, net	(3,905)	(10,663)
Change in the estimated fair value of contingent consideration	(18,700)	1,100
Inventory provision	9,768	3,715
Deferred income taxes	(546)	—
Other	1,456	1,002
Changes in assets and liabilities
Accounts receivable, net	(3,092)	7,232
Inventory, net	(4,926)	(15,394)
Prepaid expenses and other assets	7,797	3,534
Accounts payable	761	(2,222)
Accrued expenses	(1,396)	(26,665)
Deferred revenue	685	875
Operating lease liabilities	(661)	(9,252)
Other liabilities	(2,219)	(7,053)
Net cash used in operating activities	(92,140)	(175,408)
Cash flows from investing activities
Purchases of property and equipment	(1,853)	(4,571)
Purchases of intangible assets	(5,000)	—
Purchases of investments	(183,817)	(418,164)
Sales of investments	—	8,061
Maturities of investments	280,089	480,440
Net cash provided by investing activities	89,419	65,766
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,428	7,703
Notes payable principal payoff	—	(490)
Net cash provided by financing activities	3,428	7,213
Net increase (decrease) in cash, cash equivalents, and restricted cash	707	(102,429)
Cash, cash equivalents, and restricted cash at beginning of period	57,592	182,633
Cash, cash equivalents, and restricted cash at end of period	$58,299	$80,204
Cash and cash equivalents at end of period	56,467	77,982
Restricted cash at end of period	1,832	2,222
Cash, cash equivalents, and restricted cash at end of period	$58,299	$80,204

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$29,575	$—
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2025 Form 10-Q	6

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
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2025. Actual results could differ materially from these estimates.

Q3 Fiscal 2025 Form 10-Q	7

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

Recent Accounting Pronouncements
Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for annual periods beginning in 2025 and is expected to be applied retrospectively. We expect that the adoption of this new standard will result in incremental income tax related disclosures to the notes to the consolidated financial statements but will not have a material impact on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard will be effective for us beginning in the first quarter of 2026, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We do not expect the adoption of this new standard to have a material impact on the consolidated financial statements and related disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new standard clarifies and modernizes the recognition and disclosure framework for capitalized internal-use software costs by removing all references to project stages and introduces a more judgment-based approach. The standard also clarifies the threshold to be applied to begin capitalizing. The standard will be effective for us beginning in the first quarter of 2028, with early adoption permitted, and can be applied using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of ASU 2025-06 on the consolidated financial statements and related disclosures.

Q3 Fiscal 2025 Form 10-Q	8

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

Q3 Fiscal 2025 Form 10-Q	9

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	September 30, 2025				December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$52,483	$3,984	$—	$56,467	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	—	23,420	—	23,420	—	46,905	—	46,905
U.S. government & agency securities	—	218,767	—	218,767	—	287,656	—	287,656
Total investments	—	242,187	—	242,187	—	334,561	—	334,561

Short-term restricted cash	300	—	—	300	690	—	—	690
Long-term restricted cash	1,532	—	—	1,532	1,532	—	—	1,532
Total assets measured at fair value	$54,315	$246,171	$—	$300,486	$57,592	$334,561	$—	$392,153

Liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$18,700	$18,700
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$18,700	$18,700
During the nine months ended September 30, 2025, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. The key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. Primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability is $0. An increase in the fair value of the liability may result from an acceleration in the timing of or increase in projected revenues and from a

Q3 Fiscal 2025 Form 10-Q	10

decrease in discount rates, including the risk-free rate and estimated subordinated credit spread for a CCC credit rating.
Changes in the estimated fair value of the contingent consideration liability during the nine months ended September 30, 2025 were as follows:

(In thousands)	Level 3
Beginning balance as of December 31, 2024	$18,700
Change in estimated fair value	(18,700)
Ending balance as of September 30, 2025	$—
Changes to the fair value are recorded as change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of September 30, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$56,467	$—	$—	$56,467
Investments:
Corporate debt securities	23,298	123	(1)	23,420
U.S. government & agency securities	218,475	309	(17)	218,767
Total investments	241,773	432	(18)	242,187
Total cash, cash equivalents and investments	$298,240	$432	$(18)	$298,654

Short-term restricted cash	$300	$—	$—	$300
Long-term restricted cash	$1,532	$—	$—	$1,532

	As of December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$55,370	$—	$—	$55,370
Investments:
Corporate debt securities	46,746	184	(25)	46,905
U.S. government & agency securities	287,393	418	(155)	287,656
Total investments	334,139	602	(180)	334,561
Total cash, cash equivalents and investments	$389,509	$602	$(180)	$389,931

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532

Q3 Fiscal 2025 Form 10-Q	11

The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2025:

(In thousands)	Fair Value
Due in one year or less	$181,705
Due after one year through five years	64,466
Total	$246,171
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $3.1 million and $10.4 million for the three and nine months ended September 30, 2025, respectively, and $6.0 million and $19.8 million for the three and nine months ended September 30, 2024, respectively.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	September 30, 2025	December 31, 2024
Purchased materials	$41,788	$45,270
Work in process	25,189	22,172
Finished goods	16,435	14,081
Inventory, gross	83,412	81,523
Inventory reserve	(30,259)	(22,768)
Inventory, net	$53,153	$58,755

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

Q3 Fiscal 2025 Form 10-Q	12

frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
We recognized a $40.0 million impairment charge in the fourth quarter of 2024 as a result of a quantitative interim impairment test.
Based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was below carrying value and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D below its carrying amount as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize the adoption of HiFi sequencing. The impairment charge is included in our consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
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
Changes to IPR&D during the nine months ended September 30, 2025 were as follows:

(In thousands)
Balance as of December 31, 2024	$15,000
Impairment charge	(15,000)
Balance as of September 30, 2025	$—
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.
In addition to IPR&D, we had the following acquired finite-lived intangible assets:

		As of September 30, 2025			As of December 31, 2024
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,179	$(405,036)	$16,143	$411,179	$(36,607)	$374,572
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,539	$(405,396)	$16,143	$411,539	$(36,967)	$374,572

Q3 Fiscal 2025 Form 10-Q	13

The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2025	$1,020
2026	4,078
2027	4,078
2028	1,301
2029	745
2030 and thereafter	4,921
Total	$16,143
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
During the three months ended March 31, 2025, we revised the estimated useful life of the developed technology acquired in the 2021 Omniome, Inc. ("Omniome") acquisition. This change reflects updated strategic plans and restructuring initiatives focused on accelerating HiFi sequencing adoption, leading to ceased development of our high-throughput short-read platform and revised expectations for the timing and amount of future cash flows from short-read sequencing products and services. As a result of the change in estimate, during the three months ended March 31, 2025, we recognized accelerated amortization of $359.3 million within amortization of acquired intangible assets in operating expenses, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. This expense had a negative impact on basic and diluted net loss per share of $1.20 for the nine months ended September 30, 2025.
We review finite-lived intangible assets for impairment when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. In the first quarter of 2025, as part of our interim goodwill impairment test, we also performed a recoverability test for the definite-lived asset group and noted no impairment.
On March 7, 2025, the Company entered into an agreement to acquire certain developed technology and related intellectual property from The Chinese University of Hong Kong for total consideration of $9.7 million. In addition, the Company entered into a license agreement for complementary developed technology during the three months ended March 31, 2025. Both the acquired technology and license are classified as intangible assets and are being amortized over an estimated useful life of three years. As of September 30, 2025, $5.0 million of these intangible assets remained unpaid. This amount is included in accrued liabilities on the condensed consolidated balance sheets and is expected to be paid in 2026.
See Note 5. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.

Deferred Revenue
As of September 30, 2025, we had a total of $20.4 million of deferred revenue, $16.0 million of which was recorded as deferred revenue, current, and $4.4 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next four years. Revenue recorded in the three and nine months ended September 30, 2025 includes $2.4 million and $10.5 million, respectively, that was included in deferred revenue as of December 31, 2024.

Q3 Fiscal 2025 Form 10-Q	14

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $48.7 million, of which approximately 72% is expected to be converted to revenue over the next twelve months, approximately 23% in the following twelve months, and the remainder thereafter.

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,688	$3,462	$3,100	$4,681
Additions charged to cost of product revenue	1,252	1,414	3,809	4,787
Repairs and replacements	(1,384)	(1,610)	(4,353)	(6,202)
Balance at end of period	$2,556	$3,266	$2,556	$3,266

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

Q3 Fiscal 2025 Form 10-Q	15

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

Q3 Fiscal 2025 Form 10-Q	16

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
We incurred issuance costs related to the 2029 Notes of approximately $3.1 million, including $0.2 million of lender fees, which were recorded as a reduction to the gain on debt restructuring in our consolidated statements of operations and comprehensive loss. We also paid accrued but unpaid interest of $1.8 million on the 2028 Notes in connection with the 2024 Exchange Transaction.
We did not receive any cash proceeds from the 2024 Exchange Transaction. In exchange for issuing the 2029 Notes, Exchange Shares and paying $50.0 million of cash pursuant to the 2024 Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the 2024 Exchange Transaction, no amounts were outstanding on the 2028 Notes.
The carrying amount of the liability for the 2029 Notes as of September 30, 2025 is $212.0 million, of which $209.0 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our consolidated balance sheets.
Changes to the 2029 Notes during the nine months ended September 30, 2025 were as follows:

(In thousands)
Carrying amount as of December 31, 2024	$214,200
Contractual interest expense	(2,200)
Carrying amount as of September 30, 2025	$212,000
As of September 30, 2025, the estimated fair value (Level 2) of the 2029 Notes was $169.4 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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

Q3 Fiscal 2025 Form 10-Q	17

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

Q3 Fiscal 2025 Form 10-Q	18

Following the closing of the 2023 Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	September 30, 2025	December 31, 2024
Principal amount	$441,000	$441,000
Unamortized debt premium	398	453
Unamortized debt issuance costs	(5,239)	(5,959)
Net carrying amount	$436,159	$435,494
Interest expense for the 2030 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Contractual interest expense	$1,516	$1,516	$4,548	$4,565
Amortization of debt issuance costs	241	237	720	712
Total interest expense	$1,757	$1,753	$5,268	$5,277
As of September 30, 2025, the estimated fair value (Level 2) of the 2030 Notes was $314.5 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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
Interest expense for the 2028 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$—	$1,721	$—	$5,163
Amortization of debt issuance costs	—	81	—	243
Total interest expense	$—	$1,802	$—	$5,406

Q3 Fiscal 2025 Form 10-Q	19

NOTE 5. RESTRUCTURING

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended September 30, 2025	Cumulative amount incurred to date
Employee separation costs	$—	$4,787
Other costs	66	629
Total restructuring charges (1)	$66	$5,416
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
In connection with the restructuring and strategic shift, we incurred an additional $388.6 million in costs. These include $359.3 million of accelerated amortization of certain intangible assets, $15.0 million of IPR&D impairment charges, $8.0 million related to excess inventory due to decreased external demand and $3.9 million for estimated losses on purchase commitments tied to anticipated future excess inventory included in cost of revenue, and $2.4 million of accelerated depreciation of fixed assets. See Note 3. Balance Sheet Components for additional information on the IPR&D impairment assessment and the change in estimated useful life of the intangible asset and accelerated amortization.
A summary of the liabilities related to the restructuring is as follows:

(In thousands, excluding non-cash activities)	Employee Separation Costs	Other Costs	Total
Expense recorded in YTD 2025	$4,787	$629	$5,416
Cash paid during YTD 2025	(4,787)	(528)	(5,315)
Amount recorded in current liabilities as of September 30, 2025	$—	$101	$101

Estimated total restructuring costs to still be incurred	$—	$—	$—

Q3 Fiscal 2025 Form 10-Q	20

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended September 30, 2025	Cumulative amount incurred to date
Employee separation costs	$—	$10,008
Other costs	—	16,102
Total restructuring charges(1)	$—	$26,110
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
A summary of the liabilities related to the restructuring is as follows:

(In thousands)	Other Costs	Total
Amount recorded in current liabilities as of December 31, 2024	$170	$170
Additional expense recorded	888	888
Cash payments	(1,058)	(1,058)
Amount recorded in current liabilities as of September 30, 2025	$—	$—

Estimated total restructuring costs to still be incurred	$—	$—
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability was $0 at the end of the second quarter of 2025.

Q3 Fiscal 2025 Form 10-Q	21

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2025 and December 31, 2024.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of September 30, 2025, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
On June 4, 2025, our stockholders approved an amendment to the 2020 Plan to reserve an additional 23 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of September 30, 2025, we had 37.8 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.

Q3 Fiscal 2025 Form 10-Q	22

Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2024 Annual Report for more information on the Company's equity plans.

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2024	10,509	$11.09
Granted	8,290	1.22
Canceled	(2,501)	7.89
Expired	(376)	6.44
Outstanding at September 30, 2025	15,922	$6.57

Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
We grant RSUs for which the respective shares vest when the requisite service period is achieved. We granted PSUs during the first quarter of 2023 for which the number of shares issuable is based on performance relative to specified revenue targets and continued employment through the vesting period. The PSUs are issuable following the third year of the performance period. Maximum achievement of the revenue goal under the PSUs will result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under the PSUs will result in no shares subject to the PSUs becoming eligible to vest. The following table summarizes the time-based RSUs and PSUs activity:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2024	14,211	392	$7.41	$9.43
Granted	11,895	—	1.25	—
Vested	(4,331)	—	9.47	—
Forfeited	(3,652)	—	4.08	—
Outstanding at September 30, 2025	18,123	392	$3.55	$9.43

Employee Stock Purchase Plan ("ESPP")
Shares issued under our ESPP were 3,102,930 and 1,906,529 during the nine months ended September 30, 2025 and 2024, respectively. In the first quarter of 2025, an additional 4.0 million shares were reserved under the ESPP. As of September 30, 2025, 15.2 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Cost of revenue	$892	$1,229	$2,982	$4,466
Research and development	3,050	4,740	8,964	15,119
Sales, general and administrative	7,042	12,290	20,134	35,418
Total share-based compensation expense	$10,984	$18,259	$32,080	$55,003

Q3 Fiscal 2025 Form 10-Q	23

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
The fair value of employee stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term in years	4.9	4.9
Expected volatility	95% — 96%	81% — 93%
Risk-free interest rate	3.89% — 4.29%	3.48% — 4.32%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.90	$1.40
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	101% — 113%	81% — 118%
Risk-free interest rate	3.66% — 4.31%	3.88% — 5.27%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.89	$1.53

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

Q3 Fiscal 2025 Form 10-Q	24

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(38,000)	$(60,725)	$(506,005)	$(312,222)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	300,844	272,915	299,303	271,631
Basic net loss per share	$(0.13)	$(0.22)	$(1.69)	$(1.15)

Diluted
Weighted average shares used in computing diluted net loss per share	300,844	272,915	299,303	271,631
Diluted net loss per share	$(0.13)	$(0.22)	$(1.69)	$(1.15)
The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Shares issuable upon conversion of convertible senior notes	61,415	31,063	61,415	31,063
Equity awards	42,599	36,496	42,599	36,496
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

Q3 Fiscal 2025 Form 10-Q	25

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenue	38,441	39,967	115,360	114,790
Less:
Cost of revenue	22,540	29,963	86,146	87,566
Research and development	22,846	25,516	74,428	107,456
Sales and marketing	15,465	18,435	55,057	64,779
General and administrative	15,634	25,311	52,385	68,597
Impairment charges	—	—	15,000	93,200
Change in fair value of contingent consideration	—	1,170	(18,700)	1,100
Amortization of acquired intangible assets	833	3,649	363,708	13,377
Other income, net	1,260	3,352	6,775	9,063
Income tax provision	383	—	116	—
Consolidated net loss	(38,000)	(60,725)	(506,005)	(312,222)
A summary of our revenue by geographic location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Americas	$18,097	$20,107	$52,087	$58,542
Europe, Middle East and Africa	10,752	9,119	29,459	24,497
Asia-Pacific	9,592	10,741	33,814	31,751
Total revenue	$38,441	$39,967	$115,360	$114,790
A summary of our revenue by category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Instrument revenue	$11,318	$16,788	$36,484	$50,491
Consumable revenue	21,279	18,508	60,309	51,560
Product revenue	32,597	35,296	96,793	102,051
Service and other revenue	5,844	4,671	18,567	12,739
Total revenue	$38,441	$39,967	$115,360	$114,790

Q3 Fiscal 2025 Form 10-Q	26

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

Q3 Fiscal 2025 Form 10-Q	27

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

Financial Overview
Key highlights of the nine months ended September 30, 2025 consolidated financial results include the following:

Revenue of	Gross profit of	Operating loss of	Cash, cash equivalents, and investments of
$115.4 M	$29.2 M	$512.7 M	$298.7 M
compared to $114.8 M during the same period of 2024	compared to $27.2 M during the same period of 2024	compared to $321.3 M during the same period of 2024	compared to $389.9 M at December 31, 2024
•Revenue was comprised of $36.5 million in instrument revenue, $60.3 million in consumables revenue and $18.6 million in service and other revenue during the nine months ended September 30, 2025. Revenue was comprised of $50.5 million in instrument revenue, $51.6 million in consumables revenue and $12.7 million in service and other revenue during the nine months ended September 30, 2024. The increase was primarily due to higher consumable sales, Vega unit sales, and service and other revenue, partially offset by lower Revio unit sales.
•Gross profit increased during the nine months ended September 30, 2025 compared to the same period of 2024. The increase was primarily driven by growth in consumable revenue and lower cost of product revenue, partially offset by restructuring-related charges of $12.4 million during the nine months ended September 30, 2025 compared to $4.4 million for the same period of 2024. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials, and tariffs.

Q3 Fiscal 2025 Form 10-Q	28

•Loss from operations increased $191.4 million during the nine months ended September 30, 2025, compared with the same period of 2024, primarily due to a $193.4 million increase in operating expenses. This increase included $382.4 million of restructuring-related costs, comprised primarily of $359.3 million in accelerated amortization of acquired intangibles, $15.0 million of impairment charges, and $4.8 million of employee separation costs. By contrast, restructuring-related charges totaled $20.3 million in the prior-year period. These increases in restructuring-related costs were partially offset by a $78.2 million decrease in impairment charges, a $19.8 million change in fair value of contingent consideration, and reductions in research and development and sales, general and administrative expenses due to headcount and related cost savings from the restructuring.
•Cash, cash equivalents, and short-term investments were $298.7 million at September 30, 2025, which represents a 23% decrease compared to the balance at December 31, 2024.
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
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $15.0 million of impairment charges during the nine months ended September 30, 2025. See additional discussion below in Results of Operations, as well as Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our 2024 Annual Report for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Q3 Fiscal 2025 Form 10-Q	29

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$32,597	$35,296	$(2,699)	(8%)
Service and other revenue	5,844	4,671	1,173	25%
Total revenue	38,441	39,967	(1,526)	(4%)
Cost of Revenue:
Cost of product revenue	19,204	23,278	(4,074)	(18%)
Cost of service and other revenue	3,078	3,484	(406)	(12%)
Amortization of acquired intangible assets	183	3,201	(3,018)	(94%)
Loss on purchase commitment	75	—	75	—
Total cost of revenue	22,540	29,963	(7,423)	(25%)
Gross profit	15,901	10,004	5,897	59%
Operating Expense:
Research and development	22,846	25,516	(2,670)	(10)%
Sales, general and administrative	31,099	43,746	(12,647)	(29)%
Amortization of acquired intangible assets	833	3,649	(2,816)	(77)%
Change in fair value of contingent consideration	—	1,170	(1,170)	(100)%
Total operating expense	54,778	74,081	(19,303)	(26%)
Operating loss	(38,877)	(64,077)	25,200	(39)%
Interest expense	(1,739)	(3,538)	1,799	(51)%
Other income, net	2,999	6,890	(3,891)	(56%)
Loss before income taxes	(37,617)	(60,725)	23,108	(38%)
Income tax provision	383	—	383	—
Net loss	$(38,000)	$(60,725)	$22,725	(37%)

Q3 Fiscal 2025 Form 10-Q	30

Revenue

Total Revenue
Total revenue decreased $1.6 million, or 4%, for the third quarter of 2025 compared with the same quarter of 2024.
Product revenue decreased $2.7 million, or 8%, primarily due to a decrease of $5.5 million, or 33%, in instrument revenue, partially offset by an increase of $2.8 million, or 15%, in consumable revenue.
Service and other revenue increased $1.1 million, or 25%, primarily driven by an increase in Revio service contracts.

Instrument Revenue
Instrument revenue decreased for the third quarter of 2025, primarily due to a lower number of Revio systems sold—13 units compared to 22 units in the same quarter of 2024. This decline primarily reflects variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
The decrease was partially offset by sales of the Vega system, with 32 units sold during the third quarter of 2025 following its commercial launch in the fourth quarter of 2024.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, and funding dynamics.

Consumables Revenue

The increase in consumables revenue for the third quarter of 2025 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base.
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

Q3 Fiscal 2025 Form 10-Q	31

Cost of Revenue and Gross Profit
Total cost of revenue decreased $7.4 million, or 25%, in the third quarter of 2025 compared to the same quarter of 2024 primarily due to a decrease in cost of product revenue and a decrease of $3.0 million in amortization attributable to acquired intangible assets that are related to sales generating activities. Total cost of revenue included share-based compensation expense of $0.9 million and $1.2 million during the third quarter of 2025 and 2024, respectively.
Cost of product revenue decreased $4.1 million, or 18%, in the third quarter of 2025 compared to the same quarter of 2024 primarily due to a shift in product mix to lower cost instruments.
Gross profit increased $5.9 million, or 59%, in the third quarter of 2025 compared to the same quarter of 2024 driven primarily by lower cost of revenue and higher consumables sales. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $2.7 million, or 10%, for the third quarter of 2025, compared to the same quarter of 2024. The decrease was primarily driven by decreases in personnel and related expenses, including share-based compensation. Research and development expense included share-based compensation expense of $3.1 million and $4.7 million during the third quarter of 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $12.6 million, or 29%, for the third quarter of 2025, compared to the same quarter of 2024. The decrease was primarily due to $6.9 million of restructuring charges recorded in the third quarter of 2024 and a decrease in share-based compensation expense. Sales, general, and administrative expense included share-based compensation expense of $7.0 million and $12.3 million during the third quarter of 2025 and 2024, respectively.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the third quarter of 2025 and 2024 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the third quarter of 2024 represents the remeasurement impact of contingent consideration due upon the achievement of a milestone.

Interest Expense
Interest expense for the third quarter of 2025 and 2024 was primarily comprised of interest on the convertible senior notes. The decrease was due to lower convertible notes balances as a result of the notes exchange transaction in November 2024. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income, Net
Other income, net for the third quarter of 2025 decreased compared to the same quarter of 2024 primarily driven by lower investment income due to lower cash and investment balances.

Q3 Fiscal 2025 Form 10-Q	32

Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$96,793	$102,051	$(5,258)	(5%)
Service and other revenue	18,567	12,739	5,828	46%
Total revenue	115,360	114,790	570	—%
Cost of Revenue:
Cost of product revenue	65,559	68,808	(3,249)	(5%)
Cost of service and other revenue	11,709	10,588	1,121	11%
Amortization of acquired intangible assets	4,711	7,172	(2,461)	(34%)
Loss on purchase commitment	4,167	998	3,169	318%
Total cost of revenue	86,146	87,566	(1,420)	(2%)
Gross profit	29,214	27,224	1,990	7%
Operating Expense:
Research and development	74,428	107,456	(33,028)	(31%)
Sales, general and administrative	107,442	133,376	(25,934)	(19%)
Impairment charges	15,000	93,200	(78,200)	(84%)
Amortization of acquired intangible assets	363,708	13,377	350,331	2619%
Change in fair value of contingent consideration	(18,700)	1,100	(19,800)	(1800%)
Total operating expense	541,878	348,509	193,369	55%
Operating loss	(512,664)	(321,285)	(191,379)	60%
Interest expense	(5,214)	(10,655)	5,441	(51%)
Other income, net	11,989	19,718	(7,729)	(39%)
Loss before income taxes	(505,889)	(312,222)	(193,667)	62%
Income tax provision	116	—	116	—
Net loss	$(506,005)	$(312,222)	$(193,783)	62%

Q3 Fiscal 2025 Form 10-Q	33

Revenue

Total Revenue
Total revenue increased $0.6 million during the nine months ended September 30, 2025 compared with the same period of 2024.
Product revenue decreased $5.3 million, or 5%, primarily due to a decrease of $14.0 million, or 28%, in instrument revenue, partially offset by an increase of $8.7 million, or 17%, in consumable revenue.
Service and other revenue increased $5.9 million, or 46%, primarily driven by an increase in Revio service contracts.

Instrument Revenue
Instrument revenue decreased during the nine months ended September 30, 2025, primarily due a lower number of Revio systems sold—40 units compared to 74 units in the same period of 2024. This decline primarily reflects variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
The decrease was partially offset by sales of the Vega system, with 98 units sold during the nine months ended September 30, 2025 following its commercial launch in the fourth quarter of 2024.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, and funding dynamics.

Consumables Revenue

The increase in consumables revenue during the nine months ended September 30, 2025 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base.
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

Q3 Fiscal 2025 Form 10-Q	34

Cost of Revenue and Gross Profit
Total cost of revenue decreased $1.4 million, or 2%, during the nine months ended September 30, 2025, compared to the same period of 2024 primarily due to decreases in cost of product revenue, amortization of acquired intangible assets, and share-based compensation expense. These decreases were partially offset by an increase in restructuring-related charges. We recorded $12.4 million during the nine months ended September 30, 2025, which included $3.9 million relating to loss on purchase commitments which is based on an estimate of future excess inventory related to supply agreements for which we do not expect to have related sales. Restructuring-related charges were $4.4 million for the same period of 2024. Total cost of revenue included share-based compensation expense of $3.0 million and $4.5 million during the nine months ended September 30, 2025 and 2024, respectively.
Cost of product revenue decreased $3.2 million, or 5%, during the nine months ended September 30, 2025, compared to the same period of 2024 primarily due to a shift in product mix to lower cost instruments.
Gross profit increased $2.0 million, or 7%, during the nine months ended September 30, 2025, compared to the same period of 2024 driven primarily by growth in consumable revenue which was partially offset by an increase in restructuring-related charges. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $33.0 million, or 31%, during the nine months ended September 30, 2025, compared to the same period of 2024. The decrease was primarily driven by a decrease in personnel and related expenses, including share-based compensation expense, lower product development costs due to the transition of launched products from development to commercialization, and lower restructuring-related charges. We recorded $2.7 million of restructuring-related charges during the nine months ended September 30, 2025 compared to $5.9 million for the same period of 2024. Research and development expense included share-based compensation expense of $9.0 million and $15.1 million during the nine months ended September 30, 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $25.9 million, or 19%, during the nine months ended September 30, 2025, compared to the same period of 2024. The decrease was primarily due to a decrease in personnel and related expenses, including share-based compensation expense, and lower restructuring-related charges. We recorded $5.5 million of restructuring-related charges during the nine months ended September 30, 2025 compared to $14.4 million for the same period of 2024. Sales, general, and administrative expense included share-based compensation expense of $20.1 million and $35.4 million during the nine months ended September 30, 2025 and 2024, respectively.

Impairment Charges
We recorded impairment charges of $15.0 million during the nine months ended September 30, 2025, related to in-process research and development (“IPR&D”). These charges resulted from an interim impairment assessment performed in response to identified indicators of impairment during the period. The impairment test concluded that the carrying amount of our IPR&D assets exceeded their estimated fair value. See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
We recognized a goodwill impairment charge of $93.2 million during the nine months ended September 30, 2024. This charge was primarily driven by a sustained decrease in our stock price and changes in the timing of expected future cash flows under our long-term plan, reflecting the ongoing impact of longer-than-anticipated median sales cycles and other contributing factors. These conditions indicated that the fair value of the reporting unit may have been less than its carrying amount, prompting the performance of an interim goodwill impairment test. The results of the test confirmed that the reporting unit’s carrying amount exceeded its estimated fair value.

Q3 Fiscal 2025 Form 10-Q	35

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets during the nine months ended September 30, 2025 included $359.3 million of accelerated amortization related to developed technology from the 2021 Omniome acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. We expect significantly lower amortization expense in future periods.

Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration during the nine months ended September 30, 2024 represents the remeasurement impact of contingent consideration due upon the achievement of a milestone.
We recognized a change in fair value of contingent consideration of $18.7 million during the nine months ended September 30, 2025, resulting in a contingent consideration liability of $0. This was primarily due to management's decision to cease development of the high-throughput short-read system, the associated changes in expected future revenues, and the requirement that the milestone event occur prior to the five-year anniversary of the acquisition closing date.

Interest Expense
Interest expense during the nine months ended September 30, 2025 and 2024 was primarily comprised of interest on the convertible senior notes. The decrease was due to lower convertible notes balances as a result of the notes exchange transaction in November 2024. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Income, Net
Other income, net during the nine months ended September 30, 2025 decreased compared to the same period of 2024 primarily driven by lower investment income due to lower cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2025, we had cash, cash equivalents and investments of $298.7 million compared to $389.9 million as of December 31, 2024. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.
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
Factors that may affect our capital needs include, but are not limited to, the pace of adoption of our products, which affects the sales of our products and services; our ability to efficiently manage our operations; the effectiveness of our expense reduction initiatives; our ability to attract and retain customers and collaborators; the progress of our research and development programs; initiation, expansion, or funding of research programs and collaborations; the purchase of patent licenses; the impact of product quality; litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; costs of developing new and enhanced products; acquisitions of complementary businesses, technologies or assets; achievement of milestones in connection with acquisitions; and other factors. There can be no assurance that funds will be available on favorable terms, or at all.

Q3 Fiscal 2025 Form 10-Q	36

Contingent Consideration
Under the terms of our 2023 acquisition of Apton, we agreed to pay $25.0 million to former Apton equity holders if a high-throughput sequencer incorporating Apton’s technology generates $50.0 million in revenue within five years of the closing. Payment may be made in cash, stock, or a combination of cash and stock. As of September 30, 2025, due primarily to the decision to discontinue development of the system and revised revenue expectations, the fair value of the contingent consideration liability was estimated at $0.

Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(92,140)	$(175,408)
Net cash provided by investing activities	89,419	65,766
Net cash provided by financing activities	3,428	7,213
Net increase (decrease) in cash, cash equivalents, and restricted cash	$707	$(102,429)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities during the nine months ended September 30, 2025 of $92.1 million was due primarily to a $506.0 million net loss that included non-cash items such as amortization of acquired intangible assets of $368.4 million, an impairment charge of $15.0 million, share-based compensation of $32.1 million, $9.8 million of inventory adjustments, and depreciation expense of $10.3 million, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration and $3.1 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by increases in accounts receivable and inventory, as well as decreases in accrued expenses and other liabilities. These uses of cash were partially offset by a decrease in prepaid expenses and other assets.
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
Cash provided by investing activities during the nine months ended September 30, 2025, was primarily from $280.1 million of maturities of investments partially offset by $183.8 million of purchases of investments and $5.0 million in purchases of intangible assets.
Cash provided by investing activities for the nine months ended September 30, 2024, was primarily from $488.5 million of maturities and sales of investments partially offset by $418.2 million in purchases of investments and $4.6 million in purchases of property and equipment.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2025 resulted from $3.4 million of proceeds from the issuance of common stock through our equity compensation plans.

Q3 Fiscal 2025 Form 10-Q	37

Cash provided by financing activities during the nine months ended September 30, 2024 resulted primarily from $7.7 million of proceeds from the issuance of common stock through our equity compensation plans.
Contractual Obligations
We presented our contractual obligations at December 31, 2024 in our 2024 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2025.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2025, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2025.

Q3 Fiscal 2025 Form 10-Q	38

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
During the nine months ended September 30, 2025, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of September 30, 2025 was $298.7 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2025 would have affected the fair value of our investment portfolio by approximately $1.6 million.
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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer to determine whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q3 Fiscal 2025 Form 10-Q	39

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

Q3 Fiscal 2025 Form 10-Q	40

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
•our reliance on outsourcing to other companies for manufacturing certain of our products, components and sub-assemblies, some of which are sole-sourced;
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
•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;

Q3 Fiscal 2025 Form 10-Q	41

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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our long-read sequencing system, and of Onso, our SBB short-read platform, in 2023. We also began taking orders and shipping our new Vega benchtop long-read sequencing system in the fourth quarter of 2024. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including in particular the Revio and Vega systems, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning the customers of our prior generation products to our Revio and Vega products, or transitioning users of other third-party sequencing platforms to our portfolio of products, and have incurred and could continue to incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
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

Q3 Fiscal 2025 Form 10-Q	42

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, unexpected adverse business conditions, weak demand for a specific product line or business, economic factors, shifting focus to certain lines of business, unanticipated technological changes or competitive activities, loss of key personnel, changes in business strategy, and acts by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $184.5 million of impairment charges during the year ended December 31, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our 2024 Annual Report, and $15.0 million of impairment charges during the nine months ended September 30, 2025, as described in additional detail in Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, amortization of acquired intangible assets during the nine months ended September 30, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome acquisition as described in additional detail in Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q. Any such charges may adversely affect our results of operations.
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

Q3 Fiscal 2025 Form 10-Q	43

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

Q3 Fiscal 2025 Form 10-Q	44

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
•failure or material delay in closing a transaction;

Q3 Fiscal 2025 Form 10-Q	45

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

Q3 Fiscal 2025 Form 10-Q	46

If we are unable to successfully develop and timely manufacture our current and future products our business may be adversely affected.
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Revio, Onso and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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
If the continued rollout of our current and future products, including with respect to the SMRT Cell, the Revio, Onso and Vega systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell and the Revio, Onso and Vega systems could materially and adversely affect our business, operations, financial condition, and prospects.

Q3 Fiscal 2025 Form 10-Q	47

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.
We have dedicated significant resources to developing our current products. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell and the Revio, Onso and Vega systems, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses and we may not be able to develop, manufacture and commercialize new products or obtain regulatory approval if necessary. We may divert significant resources to research and development initiatives that do not result in commercialized products, and even if these efforts do result in commercialized products, there can be no assurance that such products will compete successfully in the market or achieve an acceptable return, if any, on our research and development efforts and expenses. Moreover, our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.
We must successfully manage new product introductions and transitions and the development of acquired technologies, for which we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully execute on the commercialization plan for our Revio HiFi long-read sequencing system and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read products, and related consumables, has led and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent commercialization of our Vega system, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio, Onso and Vega systems and each of their related consumables, and any future long-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.
Our business may be adversely affected by epidemics or other public health emergencies.
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Q3 Fiscal 2025 Form 10-Q	48

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
Further, changes to U.S. immigration policies, such as the implementation of more restrictive interpretations by the U.S. Citizenship and Immigration Services of regulatory requirements for H-1B and other visa programs, could restrain the flow of technical and professional talent into the U.S. and may inhibit our ability to hire and increase the cost of qualified personnel. If some of our employees’ temporary work permits expire and are not renewed, we may face increased turnover rates and labor shortages, which could result in higher labor costs.

Q3 Fiscal 2025 Form 10-Q	49

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
Our business currently depends on a limited number of products and there can be no assurance that we will be successful in adding new products or securing additional customers for our current and future products. If we are unable to successfully develop acquired technologies and sell acquired technology products, we may fail to achieve our strategic commercial initiatives in connection with the planned release of new products and anticipated entry into new markets. Our ability to further penetrate existing applications and any new applications depends on a number of factors, including the cost, performance and perceived value associated with our products, as well as customers’ willingness to adopt a different approach to nucleic acid sequencing. Potential customers may have already made significant investments in other sequencing technologies and may be unwilling to invest in new technologies. We are experiencing pricing pressures caused by industry competition and increased demand for lower-priced instruments and lower operational costs. We have limited experience commercializing and selling products outside of the academic and research settings, and we cannot guarantee success in acquiring additional customers. Furthermore, we cannot guarantee that our products will be satisfactory to potential customers or that our products will perform in accordance with customer expectations.
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

Q3 Fiscal 2025 Form 10-Q	50

We rely on other companies for the manufacture of certain of our products, components and sub-assemblies and intend to outsource additional sub-assemblies in the future, some of which are sole sources. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.
Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain products and critical components from a single source, including suppliers for our SMRT Cells, reagents, and instruments. We cannot assure you that products or product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or that products or product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source manufacturers and vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these products or components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to source these products or product components from sole-source third-party manufacturing and supply collaborators for any reason, including in connection with the U.S. federal government shutdown, acts of terrorism, hostilities, military conflict and acts of war, including between China and Taiwan, or secure a sufficient supply of these products or product components on a timely basis and at an acceptable cost, or if these products or components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.
The operations of our third-party manufacturing partners and suppliers have had and may in the future be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to changing international trade policies, inflation, supply chain disruptions, and conditions    related to epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. We have and may continue to face challenges in our supply chain, which has and may continue to adversely impact margins. During periods of shortage or delay, the price of products or components may increase or the products or components may not be available at all. Our suppliers have raised prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Various government policies have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. As a result of global economic or political instability, such as the uncertainty in the Middle East, an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, changing international trade policies, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments, products or components may be affected. Occasionally, system components and reagents reach the end of their life cycles or become obsolete, requiring us to source alternatives. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns related to epidemics or pandemics are lifted, supply issues or business disruptions are resolved and/or other sources can be developed.

Q3 Fiscal 2025 Form 10-Q	51

Our current manufacturing process is also characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient products or components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected, and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations and expand our product offerings, our business, operations, financial condition, and prospects could be materially and adversely harmed.
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
Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. These new and evolving technologies may be superior to, impair, or render obsolete the products we currently offer or the technologies currently underlying our products. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell and the Revio, Onso and Vega systems, could diminish future demand for our products and may materially and adversely harm our future operating results.

Q3 Fiscal 2025 Form 10-Q	52

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

Q3 Fiscal 2025 Form 10-Q	53

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
Our ability to achieve profitability depends, in part, on our ability to attract customers for our current and future products, and we may be unable to effectively market or sell our products or find appropriate partners to do so. To perform sales, marketing, distribution, and customer support functions successfully, we face a number of risks, including:
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
We receive a significant portion of our revenue from a limited number of customers. While during the nine months ended September 30, 2025, and 2024, no customer accounted for 10% or more of our total revenue, many of our customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

Q3 Fiscal 2025 Form 10-Q	54

In addition, many of our customers, including some of our larger customers, have negotiated, or may in the future negotiate, volume-based discounts or other more favorable terms from us or our sales and distribution partners, which have had and may have a negative effect on our gross margins or revenue.
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
Our products are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel and Sequel II/IIe systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Revio, Onso and Vega systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including the Revio, Onso and Vega systems, or enhancements to our existing products, including the SMRT Cell, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products has and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.
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

Q3 Fiscal 2025 Form 10-Q	55

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
We are subject to risks associated with political conflicts between the U.S. and China. While during the nine months ended September 30, 2025 and 2024, no customer accounted for 10% or more of our total revenue, a portion of our revenue is generated from China. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

Q3 Fiscal 2025 Form 10-Q	56

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
Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;

Q3 Fiscal 2025 Form 10-Q	57

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
•the impact of the U.S. federal government shutdown on the U.S. economy, capital markets and our business; and
•changes or trends in new technologies and industry standards.
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

Q3 Fiscal 2025 Form 10-Q	58

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

Q3 Fiscal 2025 Form 10-Q	59

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

Q3 Fiscal 2025 Form 10-Q	60

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

Q3 Fiscal 2025 Form 10-Q	61

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

Q3 Fiscal 2025 Form 10-Q	62

We have been, are currently, and could in the future be, subject to legal proceedings with third parties who may claim that our products infringe or misappropriate their intellectual property rights.
Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file lawsuits or engage in other proceedings against us to enforce their patent rights. For example, we are involved in legal proceedings for alleged patent infringement and related matters in the United States with Personal Genomics of Taiwan, Inc. (“PGI”). In addition, ONT Ltd. and Harvard University have, in the past, filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and PGI has filed claims against us in the U.S. District Court for the District of Delaware and in the Wuhan People’s Court in China. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products, and related maintenance and support services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop or commercialize products or services and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, to defend ourselves or our customers, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition, or results of operations.
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

Q3 Fiscal 2025 Form 10-Q	63

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

Q3 Fiscal 2025 Form 10-Q	64

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

Q3 Fiscal 2025 Form 10-Q	65

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

Q3 Fiscal 2025 Form 10-Q	66

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region and in Europe. There is currently significant uncertainty about the future relationship between the United States and various other trading partners with respect to trade policies, treaties, government regulations, tariffs, and other similar policies affecting cross-border operations. The U.S. government has made and continues to make significant changes in U.S. trade policy, specifically tariffs, and may continue to take actions that could negatively impact our business. For example, since September 2018, the U.S. Trade Representative (the “USTR”) enacted various Section 301 tariffs on certain commodities from certain U.S. trading partners, most prominently China and Brazil, ranging from 7.5% to 100%. In addition, since February 2025, under authority of the International Emergency Economic Powers Act (“IEEPA”), the U.S. government enacted an additional 10% to 35% “fentanyl-related” ad valorem tariffs on virtually all goods from China, Canada, and Mexico, with an exception for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”). Since March 2025, the U.S. government has also implemented new Section 232 tariffs of 10% to 50% on various commodities based on findings by the U.S. government that imports of these items threaten to impair U.S. national security, including but not limited to certain articles of steel and aluminum; passenger vehicles, trucks, and automotive components; certain articles of copper; and timber, lumber, and certain articles of wood. The U.S. Department of Commerce has initiated Section 232 investigations into the import of additional products, including but not limited to semiconductors, semiconductor manufacturing equipment, processed critical minerals, derivative electronic products, pharmaceuticals and pharmaceutical products; when these investigations are complete, the U.S. government may decide to levy additional tariffs on such products. Additional IEEPA “reciprocal” tariffs of 10% to 125% ad valorem have been imposed since April 2025 on most imports from most U.S. trading partners, initially at a baseline 10% reciprocal tariff rate and now at various country-specific reciprocal tariff rates since August 2025—with limited exceptions for certain pharmaceuticals, semiconductors, computers, and certain other imports, and certain other exceptions as negotiated in trade deals reached between the U.S. and various key trading partners.
In response to these and other U.S. trade measures, certain affected countries have taken retaliatory trade actions. For example, China has increased tariffs on U.S. exports to China and subjected additional items to export control requirements, including certain rare earth materials. These trade controls have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, or may in the future be, placed on products such as ours by foreign governments, which have raised and could further raise amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed. Although some of these risks have been contained by trade deals reached between the U.S. and affected governments, including China, the EU, Japan, and South Korea. For example, the trade deal reached between the U.S. and the EU in July 2025 resulted in the implementation of a 15% all-in reciprocal tariff on imports of EU goods into the U.S as of August 2025, and short-term trade deals reached between the U.S. and China have resulted in implementation of a 10% reciprocal tariff on imports of Chinese goods into the U.S. through November 2025. However, these policies are subject to continued negotiation and effective policies may change over time. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.
Our products are subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by BIS. Under these laws and regulations, exports of our products as well as the

Q3 Fiscal 2025 Form 10-Q	67

underlying technology may require export authorization, including by license, a license exception, or other appropriate government authorizations. Furthermore, our products and services are subject to U.S. economic and trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. The U.S. government has continued to increase controls imposed in 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing including expanding the list of advanced integrated circuits subject to heightened export controls, expanding the list of destinations requiring export authorization for such items, and adding new restrictions based on the headquarters location of the parties involved. In many cases, these licenses are subject to a policy of denial and will not be issued. Regulations further expanding the controls to impose a worldwide licensing requirement on certain integrated circuits and computing resources that are used for training of AI models were introduced in January 2025, with a scheduled compliance date beginning in April 2025. Although these regulations were rescinded shortly before the compliance date, we expect that they will be replaced by a new regulation containing a version of these controls. The U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These existing and future laws and regulations may impact our ability to export certain products to customers or distributors in China or other locations and may restrict our ability to use certain integrated circuits in our products. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products. In April 2025, the Company received inquiries from BIS regarding a distributor based in Hong Kong and that distributor's customer located in China. In May 2025, following a review of sales to China, the Company responded to BIS's inquiries and submitted a voluntary self-disclosure to BIS related to a limited number of transactions. This self-disclosure was closed out by BIS in September 2025 without penalties with a warning letter.
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
The Chinese government has introduced and may in the future introduce retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese or U.S. governments will implement additional retaliatory measures which could impact our business. It is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. and foreign governments will act with respect to export controls, tariffs, international trade agreements and similar policies, there could be additional tax or other regulatory changes in the future. Any such changes could, directly or indirectly, adversely impact our financial results and results of operations.
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

Q3 Fiscal 2025 Form 10-Q	68

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

Q3 Fiscal 2025 Form 10-Q	69

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
•announcement or expectation of additional financing efforts;
•sales of our common stock by us or our stockholders;

Q3 Fiscal 2025 Form 10-Q	70

•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts;
•operating results below the expectations of securities analysts or investors; and
•general economic and market conditions, which could be impacted by various events including health epidemics or pandemics, interest rate fluctuations, increases in fuel prices, foreign currency fluctuations, changing international trade policies, the U.S. federal government shutdown, acts of terrorism, hostilities or the perception that hostilities may be imminent, and military conflict and acts of war.
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

Q3 Fiscal 2025 Form 10-Q	71

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

Q3 Fiscal 2025 Form 10-Q	72

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
As of September 30, 2025, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q3 Fiscal 2025 Form 10-Q	73

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of September 30, 2025, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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

Q3 Fiscal 2025 Form 10-Q	74

General Risk Factors
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, as well as the U.S. federal government shutdown, acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflict in the Middle East and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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
•challenges with defending against intellectual property claims in other countries;

Q3 Fiscal 2025 Form 10-Q	75

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

Q3 Fiscal 2025 Form 10-Q	76

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

Q3 Fiscal 2025 Form 10-Q	77

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

Q3 Fiscal 2025 Form 10-Q	78

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

Q3 Fiscal 2025 Form 10-Q	79

Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our sequencing platforms, marketing programs, and analysis software, and these solutions and features are advantageous to describing, enhancing, and maximizing the capabilities of our differentiated technologies and to our future growth over time. We rely and expect to rely on AIML technologies such as basecalling, variant calling, epigenetic analysis and tertiary analysis, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors or other third parties may incorporate AIML into their products, platforms, software and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or that they assist in producing are or are alleged to be deficient, inaccurate, or biased, or for such output, or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, are alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm.
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

Q3 Fiscal 2025 Form 10-Q	80

In the United States, various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau, the Department of Justice, and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. For example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In November 2020, California also passed the California Privacy Rights Act (“CPRA”), which significantly expanded the CCPA as of January 1, 2023, including by introducing additional obligations such as data minimization and storage limitations and granting additional rights to consumers, among others. The enactment of the CCPA has prompted similar legislative developments in other states, and numerous other states have proposed, and in certain cases enacted, legislation relating to privacy and data security, many of which are similar to the CCPA and CPRA. Similar laws are being considered by other state legislatures. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there has been discussion in the U.S. Congress of a new comprehensive federal data privacy law. These and future laws and regulations may increase our compliance costs and potential liability.
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

Q3 Fiscal 2025 Form 10-Q	81

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
Certain investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and customers are focused on environmental, social, and governance (“ESG”) practices of companies. We have also seen public interest and governmental regulation related to public companies’ ESG practices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Q3 Fiscal 2025 Form 10-Q	82

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Q3 Fiscal 2025 Form 10-Q	83

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
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

Q3 Fiscal 2025 Form 10-Q	84

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: November 6, 2025	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Jim R. Gibson
Jim R. Gibson Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Michele Farmer
Michele Farmer Vice President and Chief Accounting Officer (Principal Accounting Officer)

Q3 Fiscal 2025 Form 10-Q	85