Form 10-K
period 2025-12-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2026-02-25
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of common stock on such date as reported by NASDAQ Global Select Market, was approximately $369.9 million. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of the registrant’s common stock as of January 31, 2026: 301,998,292
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Pacific Biosciences of California, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain or may contain forward-looking statements that are based on the beliefs and assumptions of the management of Pacific Biosciences of California, Inc. (the “Company,” “we,” “us,” or “our”) and on information currently available to our management. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and include, but are not limited to:
•the availability, uses, accuracy, sensitivity, advantages, compatibility, pricing, specifications, quality, or performance of, or benefits or expected benefits of using, our products or technologies, including the Revio® and VegaTM systems, and our expectations regarding HiFi sequencing;
•our expectations, estimates and assumptions about the Asset Sale (as defined below), including our expectations with respect to timing and payment to the former equity holders of Apton (as defined below) and the satisfaction of the related milestone obligations related to our acquisition of Apton;
•our expectations regarding commercial availability and lowering the cost of long-read sequencing through SPRQ-Nx chemistry;
•our expectations regarding the development of kitted-solutions, like our Kinnex Full-length RNA kits and PureTarget;
•our current and future products;
•improvements to our existing products;
•our strategic and commercial plans, including our expectations regarding our clinical strategy and Revio and Vega systems;
•our market opportunity, including market size and expected market growth;
•our expectations regarding the timing and conversion of backlog to revenue and the pricing and gross margin for products;
•our manufacturing plans including developing and scaling of manufacturing and delivery of our products;
•any reductions or potential reductions in academic or government funding, including for the National Institutes of Health (“NIH"), or targeted cancellations by the U.S. federal government of certain grants or contracts, could negatively impact our customers and reduce demand for our products and services;
•our research and development plans;
•expected timing of payment of certain intangible assets;
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
•our competitive landscape, including competition in the long-read sequencing technologies market;
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
Our products and technology, which include our HiFi long-read sequencing technology, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Recent Developments
On January 30, 2026, we completed the disposition of assets to Illumina Cambridge Limited (the “Buyer”) in accordance with the terms of an Asset Purchase Agreement, dated January 30, 2026 (the “Asset Purchase Agreement”), by and among us, Buyer, and Illumina, Inc. ("Illumina"), solely for purposes of Section 8.16 of the Asset Purchase Agreement, pursuant to which, among other matters, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies (the “Asset Sale”). As consideration for the Asset Sale, Buyer paid us $50.0 million in cash and assumed certain liabilities (the “Purchase Price”). In addition, Buyer granted us a non-exclusive license to certain intellectual property included in the purchased assets. In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton Biosystems, Inc. (“Apton”) related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale.

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

Fiscal 2025 Form 10-K	3

chromosomes, one inherited from each parent. Approximately 23,000 smaller regions within these chromosomes, called genes, contain the blueprints for protein production. The proteins synthesized from these blueprints essentially underlie the operation of all biological systems.
Genome sequencing reads the bases of long fragments of nucleic acids. Initial genome sequencing studies have shown that variation in these DNA base pairs play a critical role in human disease, contributing to the burgeoning field of genomics. Recent discoveries have highlighted additional complexities of DNA and RNA. These discoveries include the presence of chemical modifications to the bases, such as methylation, and post-transcriptional modification, or the processing of RNA molecules after they are transcribed from the genome, both of which can affect protein synthesis.

Our Principal Markets
Researchers utilize our solutions in human genomics, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
Human Genomics: Improving rare disease research and understanding
According to global health organizations, there are currently over 6,000 distinct rare diseases worldwide, affecting approximately 300 million people, and over 70% of these conditions are believed to have a genetic origin. These genetic diseases are DNA differences, called variants, in the affected individuals. Variants range in size from single nucleotide substitutions to large losses or gains of entire chromosomes. Other sequencing technologies applied to rare disease diagnosis are technologically limited to interrogating small variants, representing only a subset of possible genomic variation. Consequently, most genetic disease cases are undiagnosed, leaving families on multi-year diagnostic odysseys. Sequencing the human genome with long and accurate reads enables the potential detection of all known classes of disease-causing variation. In addition, the ability of PacBio’s long-read sequencing technology to detect 5-Methylcytosine DNA methylation, an epigenetic modification shown to alter gene behavior, may enable further advances in research and development in genetic disease diagnosis.
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
Oncology: Enabling discovery of cancer biology, progression, and relapse
Our HiFi sequencing technology supports oncology research by enabling highly accurate, long-read analysis of both DNA and RNA, providing researchers with deeper insight into cancer biology. HiFi RNA sequencing allows generation of full-length transcript data from complex tumor samples, capturing isoforms, fusion transcripts, and alternative splicing events associated with tumor biology. By providing a more complete view of transcript diversity, these approaches support research into biomarkers and molecular mechanisms related to tumor progression and therapeutic response.
HiFi whole-genome sequencing ("WGS") of tumor and matched normal samples supports comprehensive characterization of genomic alterations across cancer types. The combination of long reads and single-

Fiscal 2025 Form 10-K	4

molecule accuracy enables detailed analysis of structural variants, copy-number changes, methylation patterns, and other somatic alterations associated with oncogenesis and treatment resistance. Researchers increasingly use HiFi tumor/normal WGS to resolve complex genomic rearrangements and to investigate genome-wide mutational processes that are difficult to assess with short-read sequencing technologies.
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

Our Technology, Products, and Solutions
Our HiFi long-read sequencing approach is based on Single-Molecule Real-Time ("SMRT") technology and enables highly accurate detection of the nucleotide sequence and epigenetic status of individual DNA molecules. HiFi sequencing delivers long, highly accurate reads that support analysis of complex genomic and transcriptomic features that are difficult to resolve using conventional short-read sequencing technologies.
Our offerings include sequencing instruments, nanofluidic chips ("SMRT Cells"), reagents for DNA extraction, library preparation, and sequencing, application-specific sequencing workflows, as well as services we perform for customers.

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
SMRT Technology
Our proprietary SMRT sequencing technology enables the direct observation of DNA synthesis in real time by monitoring the activity of individual DNA polymerase molecules as they incorporate nucleotides into a growing DNA strand. Using optical nanostructures known as zero-mode waveguides ("ZMWs"), SMRT sequencing detects fluorescently labeled nucleotides as they are incorporated, providing a precise, single-molecule record of DNA sequence and polymerase kinetics without amplification or cloning steps.
Each DNA molecule is prepared as a circularized SMRTbell template, allowing both strands of the same molecule to be sequenced multiple times. These repeated observations are combined through circular consensus sequencing ("CCS") to generate highly accurate HiFi reads, typically achieving median accuracies above Q30 with average read lengths of 15–20 kilobases. The resulting data combines long-range context with base-level precision, enabling the detection of all major classes of genetic variation—including single-nucleotide variants, structural variants, tandem repeat expansions, and DNA methylation—in a single workflow.
HiFi sequencing has been shown to improve the resolution of complex genomic regions and to increase diagnostic yield in rare disease research. Across multiple clinical studies, HiFi whole-genome sequencing has approximately doubled the solve rate for previously undiagnosed cases compared to short-read methods. HiFi sequencing also supports the construction of complete, telomere-to-telomere human reference genomes and pangenomes, further establishing it as a standard for high-accuracy, comprehensive genome analysis. Collectively, these attributes position SMRT sequencing as a leading technology for achieving complete and accurate views of the genome.

Fiscal 2025 Form 10-K	5

Revio system, Vega system, and Sequel systems
Our Revio, Vega, and Sequel instruments conduct, monitor, and analyze single-molecule biochemical reactions on SMRT Cell microchips. The instruments use highly sensitive imaging systems to capture fluorescent signals generated during nucleotide incorporation and translate those signals into base calls and quality scores through integrated computational analysis. The Vega and Sequel systems sequence one SMRT Cell at a time, while the Revio system can run up to four SMRT Cells simultaneously to increase throughput.
All instruments feature automated pipetting and reagent handling, on-board basecalling, perform consensus read generation, barcode demultiplexing, and methylation analysis, reducing the need for external computing resources. Together, these capabilities deliver fast, highly accurate, and efficient sequencing for applications ranging from large-scale population studies to focused translational research.
HiFi Consumables
Customers purchase proprietary consumable products to run their PacBio systems, including our SMRT Cells and reagent kits. Typically, one SMRT Cell is consumed per sequencing reaction, and scientists can choose the number of SMRT Cells they use per experiment. In the second half of 2025, we introduced our latest SMRT Cell Nx products which are designed to support multiple sequencing reactions on a single SMRT Cell, improving flexibility and lowering per-sample cost. Beta testing of SPRQ-Nx chemistry on the higher throughput Revio commenced in 2025, with full commercial availability planned in 2026.
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
Our KinnexTM kits with companion SMRT Link software enable high-throughput, scalable, cost-effective RNA applications including bulk RNA, single-cell RNA, and 16S rRNA sequencing. The Kinnex kits use a molecular concatenation approach to link smaller amplicons into longer fragments for sequencing on PacBio long-read systems, significantly increasing molecular yield. Our PureTarget™ panels and reagent kits for targeted sequencing applications, including repeat expansion analysis and carrier screening, leverage HiFi sequencing accuracy to detect complex variants and repeat expansions with single-molecule resolution, enabling efficient, scalable targeted analysis.

Our Strategy for Growth
Our main objectives are to grow revenue and expand gross margins through the following five activities. These initiatives are designed to improve the economics of HiFi sequencing, expand adoption across clinical and research markets, and drive durable growth across our platform portfolio.
•Accelerate samples onto the Revio platform through SPRQ-Nx chemistry and application kits. SPRQ-Nx is designed to lower the cost of sequencing and improve sequencing efficiency, which we believe will support higher throughput, increased sample volumes, and broader adoption of HiFi sequencing in large-scale research studies and clinical applications.
•Expand the capabilities of the Vega benchtop platform to broaden our market reach. We plan to enable faster run times and enhanced user experience through software improvements, which are intended to support broader adoption and improve the overall economics of HiFi sequencing.
•Progress our clinical strategy to improve outcomes and create durability. Revio is increasingly being adopted in laboratory-developed test ("LDT") and clinical research settings, supporting consolidation of multiple tests, addressing complex genetic challenges, and driving sustained utilization of HiFi sequencing.

Fiscal 2025 Form 10-K	6

•Advance data-driven interpretation through scalable HiFi datasets and analytics. We are focused on leveraging the accuracy of HiFi sequencing and growing datasets to support advanced data analysis and AI-assisted interpretation approaches. Collaborative initiatives, such as the HiFi Solves Global Consortium, are designed to aggregate large, well-characterized HiFi datasets, which we believe can support improved understanding of complex genetic variation and disease biology while maintaining expert oversight.
•Invest in future product launches to drive platform innovation. We continue to develop sequencing solutions designed to increase throughput, simplify workflows, lower the cost to sequence a genome, and enhance downstream data analysis and interpretation capabilities, which we believe will allow us to address a larger portion of the market.

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

Customers
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, CROs, pharmaceutical companies, and agricultural companies. Our customers isolate, prepare, and analyze genetic samples using PacBio systems in their own laboratories, or send their genetic samples to third-party service providers who in turn sequence the samples with PacBio systems and provide the sequence data back to the customer for further analysis.
We receive a significant portion of our revenue from a limited number of customers, many of whom make large purchases on a purchase-order basis. For the years ended December 31, 2025, 2024, and 2023, no customer accounted for 10% or more of our total revenue.
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

Backlog
As of December 31, 2025, our backlog was approximately $49.2 million, compared to $58.6 million as of December 31, 2024. We define backlog as purchase orders or signed contracts from our customers, which we believe are firm and for which we have not yet recognized revenue. We expect to convert approximately 80% of our backlog to revenue in 2026, approximately 16% in 2027, and the remainder thereafter; however, our ability to do so is subject to customers who may seek to cancel or delay their orders even if we are prepared to fulfill them.

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

Fiscal 2025 Form 10-K	7

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

Intellectual Property
Developing and maintaining a strong intellectual property portfolio is an important element of our business. We have sought, and will continue to seek, patent protection for our technology, for improvements to our technology, as well as for any of our other technologies where we believe such protection will be advantageous.
Our current patent portfolio, including patents exclusively licensed to us, is directed to various technologies, including SMRT nucleic acid sequencing and other methods for analyzing biological samples, ZMW arrays, surface treatments, phospholinked nucleotides and other reagents for use in nucleic acid sequencing, nucleic acid preparation, and purification components and systems, processes for identifying nucleotides within nucleic acid sequences, and processes for analysis and comparison of nucleic acid sequence data. Some of the patents and applications that we own, as well as some of the patents and applications that we have licensed from other parties, are subject to U.S. government march-in rights, whereby the U.S. government may disregard our exclusive patent rights on its own behalf or on behalf of third parties by imposing licenses in certain circumstances, such as if we fail to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, U.S. government-funded inventions must be reported to the government and U.S. government funding must be disclosed in any resulting patent applications.
As of December 31, 2025, we own or hold exclusive licenses to 450 issued U.S. patents, 69 pending U.S. patent applications, 8 pending Patent Cooperation Treaty ("PCT") patent applications, 318 issued foreign patents, and 104 pending foreign patent applications. The full term of the issued U.S. patents will expire between 2026 and 2042. We also have non-exclusive patent licenses with various third parties to supplement our own large and robust patent portfolio.

Other Sequencing Solutions
There are a significant number of companies offering nucleic acid sequencing equipment or consumables. These include, but are not limited to, Illumina, BGI Genomics (also known as MGI or Complete Genomics), Thermo Fisher Scientific Inc. (“Thermo”), Oxford Nanopore Technologies Ltd. (“ONT Ltd.”), Roche Holding AG (“Roche”), Qiagen N.V. (“Qiagen”), Element Biosciences, Inc. (“Element”), Bionano Genomics, Inc. (“Bionano”), Ultima Genomics, Inc. (“Ultima”), and 10x Genomics, Inc. ("10x"). These companies may have different levels of financial, technical, manufacturing, administrative, and support resources available to them. We expect continued intense competition within the overall nucleic acid sequencing market as there are several companies developing new sequencing technologies, products and/or services. Increased competition may result in pricing pressures, which could harm our sales, profitability, or share of supply.
In order for us to maintain and increase our sales, we will need to demonstrate that our products deliver superior performance and value as a result of our key differentiators. Our HiFi long-read sequencing will need to continue to deliver high consensus accuracy and long-read lengths, include single-molecule, real-time resolution, detect real-time kinetic information, provide fast time-to-result and flexibility, and support the breadth and depth of current and future applications.

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

Fiscal 2025 Form 10-K	8

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

Fiscal 2025 Form 10-K	9

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
For example, in some cases, our customers, including laboratories that offer services as part of our certified service provider program, may use our RUO products in their own LDTs or in other FDA-regulated products for clinical diagnostic use. The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against LDTs and LDT manufacturers. The FDA has issued warning letters to genomics labs for illegally marketing genetic tests that claim to predict patients’ responses to specific medications, noting that the FDA has not created a legal “carve-out” for LDTs and retains discretion to take action when appropriate, such as when certain genomic tests raise significant public health concerns. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the FDCA, including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, a U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA. The government may issue new policies and regulations that can impact the compliance status of our products or that of our customers. If our products become subject to FDA regulation as medical devices, we would need to invest significant time and resources to ensure ongoing compliance with FDA quality system regulations and other post-market regulatory requirements.
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

Fiscal 2025 Form 10-K	10

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

Fiscal 2025 Form 10-K	11

Human Capital

As of December 31, 2025, we had 485 full-time employees. Of these employees, 162 were in research and development, 64 were in operations, 37 were in service, 163 were in marketing and sales, and 59 were in general and administration. With the exception of our field-based sales, marketing, and service teams, the majority of our employees are in California. None of our employees are represented by labor unions or are covered by a collective bargaining agreement with respect to their employment. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.
Talent Acquisition and Retention
We recognize that our employees are the driving force behind our success. To support our continued growth, we are committed to attracting, developing, and retaining best-in-class talent across the globe. Our Talent Acquisition team leverages both internal and external partnerships, data-driven strategies, and a strong employer brand to identify and recruit highly skilled professionals who align with our mission and values.
Total Rewards
At PacBio, our Total Rewards philosophy centers on investing in our people - the foundation of our success. We are committed to offering competitive, equitable, and comprehensive compensation and benefits that recognize performance, support well-being, and promote long-term growth.
Our compensation packages include base salary, short-term incentives such as annual bonuses and commissions, and long-term equity awards that align employees with the company’s success. In addition, we provide a broad range of benefits tailored by country and region, including life, disability, and health insurance; health savings and flexible spending accounts; generous paid time off; paid parental leave; and retirement savings plans such as our 401(k) program. Employees also have the opportunity to share in PacBio’s growth through our Employee Stock Purchase Program.
We strive to be an employer of choice in our industry by ensuring our Total Rewards are not only market-competitive, but also reflective of our commitment to supporting employees’ financial, physical, and emotional well-being.
Health, Safety, and Wellness
The health, safety, and overall well-being of our employees are fundamental to our success and culture. We are deeply committed to investing in programs and resources that help our employees and their families thrive.
We offer a wide range of innovative, flexible, and accessible health and wellness programs designed to promote physical, mental, and financial well-being. These benefits provide employees with security and peace of mind, supporting them through life events that may require time away from work or impact their financial stability.
To ensure employees can make the most of these offerings, our programs are regularly reviewed, enhanced, and featured on our internal benefits platform, keeping our workforce informed and engaged with the resources available to them.
Diversity, Equity, and Inclusion
We believe that diversity drives innovation and strengthens our organization. A diverse, equitable, and inclusive workforce enables us to better serve our global community and achieve lasting success.
Our mission is to embrace and value differences including race, ethnicity, religion, nationality, gender, age, sexual orientation, education, experience, and perspective. We are committed to fostering a workplace where all employees feel respected, empowered, and supported to contribute their best.

Fiscal 2025 Form 10-K	12

To advance these principles, we provide training and development programs that build awareness, promote inclusion, and help employees recognize and mitigate bias throughout the employee lifecycle. Our ongoing efforts focus on inclusive hiring practices, fair and equitable treatment, and organizational flexibility, supported by tools and resources that enable every employee to do their best work.
Training and Development
We are committed to fostering a culture of continuous learning and growth. We encourage employees to be lifelong learners by offering ongoing opportunities for professional and leadership development. We provide required compliance training for employees, along with targeted, function-specific training where applicable, and ongoing learning through cross-functional collaboration and knowledge sharing.
While we emphasize real-time recognition of employee performance throughout the year, we also conduct a formal annual review process. This process not only informs pay and equity adjustments based on individual contributions but also helps identify areas where additional training and development can support each employee’s continued success.

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
Additionally, we use our website (including the blog section of our website at www.pacb.com/blog) as well as our Bluesky (@pacbio.bsky.social), X (@pacbio), and LinkedIn (www.linkedin.com/company/pacific-biosciences) accounts as channels of distribution, where important company information is routinely posted and accessible, and to comply with our disclosure obligations under Regulation FD. Important information, including press releases, analyst presentations, and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the “Investor Relations” section of the website, which is accessible by clicking on the tab labeled “Company - Investors” on our website home page. The contents of our website and our social media accounts are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website or X account are intended to be inactive textual references only.

Fiscal 2025 Form 10-K	13

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
•the impact of the disposition of assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies could have on our business, financial condition and results of operations;
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

Fiscal 2025 Form 10-K	14

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
We have made and expect to continue making substantial investments to develop new products and enhance our existing products through our acquisitions and research and development efforts. For example, we commenced commercial shipments of Revio, our long-read sequencing system, in 2023. We also began taking orders and shipping our new Vega benchtop long-read sequencing system in the fourth quarter of 2024. Our future success is substantially dependent on our ability to successfully develop and commercialize our products, including in particular the Revio and Vega systems, as well as acquired technologies, which are anticipated to be used in demanding scientific research that requires substantial levels of accuracy and precision. In addition, we may not be successful in transitioning the customers of our prior generation products to our Revio and Vega products, or transitioning users of other third-party sequencing platforms to our portfolio of products, and have incurred and could continue to incur related obsolete inventory charges and losses on firm purchase commitments. Customers may also be slower than we anticipate in making new capital equipment acquisitions, especially in the current economic environment. Due to challenges we may experience in developing and marketing our existing products and launching new products, we may not be able to effectively:
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
•comply with regulatory requirements applicable to our products;
•anticipate and adapt to changes in our market;

Fiscal 2025 Form 10-K	15

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, adverse changes in business or economic conditions, lower-than-expected performance of a product line or business, changes in strategic direction, unanticipated technological or competitive developments, loss of key personnel, and actions by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $184.5 million of impairment charges during the year ended December 31, 2024 as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and $15.0 million of impairment charges during the year ended December 31, 2025, as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, amortization of acquired intangible assets during the year ended December 31, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome acquisition as described in additional detail in Note 6. Restructuring in Part II, Item 8 of this Annual Report on Form 10-K. Any such charges may adversely affect our results of operations.

Fiscal 2025 Form 10-K	16

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and we may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we initiated expense reduction plans during the second quarter of 2024 and initiated further expense reduction plans during the first quarter of 2025, we do not expect to be profitable in 2026, and there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.
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

Fiscal 2025 Form 10-K	17

We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all. We have incurred significant debt, and we may incur additional debt in the future. As of December 31, 2025, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The 2024 Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
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
The disposition of our assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies could have a material adverse effect on our business, financial condition and results of operations.
On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of the Asset Purchase Agreement, pursuant to which, among other matters, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies.
Pursuant to the Asset Purchase Agreement, we have retained certain liabilities arising from our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies as they existed prior to the closing of the Asset Sale. While we are not aware of any such liabilities that may be material and have adequately accrued for these liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities, which may have a material adverse effect on our business, operations, financial condition, operations and prospects.

Fiscal 2025 Form 10-K	18

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

Fiscal 2025 Form 10-K	19

If we are unable to successfully develop and timely manufacture our current and future products our business may be adversely affected.
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Revio and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, operations and prospects.
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
If the continued rollout of our current and future products, including with respect to the SMRT Cell, the Revio and Vega systems, is delayed or is not successful or less successful than anticipated, then we may not be able to achieve an acceptable return, if any, on our substantial research and development efforts, and our business may be materially and adversely affected. The expenses or losses associated with delayed or unsuccessful product development or lack of market acceptance of our existing and new products, including the SMRT Cell and the Revio and Vega systems could materially and adversely affect our business, operations, financial condition, and prospects.

Fiscal 2025 Form 10-K	20

Our research and development efforts may not result in the benefits that we anticipate, and our failure to successfully market, sell, and commercialize our current and future products could have a material adverse effect on our business, financial condition and results of operations.
We have dedicated significant resources to developing our current products. We are also engaged in substantial and complex research and development efforts, which, if successful, may result in the introduction of new products in the future, including in connection with the SMRT Cell and the Revio and Vega systems, in addition to other products currently under development, including acquired technologies. Our research and development efforts are complex and require us to incur substantial expenses and we may not be able to develop, manufacture and commercialize new products or obtain regulatory approval if necessary. We may divert significant resources to research and development initiatives that do not result in commercialized products, and even if these efforts do result in commercialized products, there can be no assurance that such products will compete successfully in the market or achieve an acceptable return, if any, on our research and development efforts and expenses. Moreover, our joint research and development efforts with partners require significant management attention and operational resources. If we are unable to successfully manage such joint research and development efforts, our future results may be adversely impacted. Furthermore, we will need to continue to expand our internal capabilities or seek new partnerships or collaborations, or both, in order to successfully develop, market, sell and commercialize our products for and in the markets we seek to reach. If we are unable to do so or are delayed, then this could materially and adversely affect our business, operations, financial condition, and prospects.
We must successfully manage new product introductions and transitions and the development of acquired technologies, for which we may incur significant costs during these transitions and development, and these efforts may not result in the benefits we anticipate.
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully execute on the commercialization plan for our Revio HiFi long-read sequencing system and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read products, and related consumables, has led and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent commercialization of our Vega system, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio and Vega systems and each of their related consumables, and any future long-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.
Our business may be adversely affected by epidemics or other public health emergencies.
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Fiscal 2025 Form 10-K	21

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

Fiscal 2025 Form 10-K	22

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
If the demand for our products grows slower than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches and commercialization are not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue may be materially and adversely harmed, our gross margins and operating results may decline, our

Fiscal 2025 Form 10-K	23

cash flows and liquidity may be negatively impacted, our long-term growth strategy may not be realized, and our business may not succeed.
We rely on other companies for the manufacture of certain of our products, components and sub-assemblies and intend to outsource additional sub-assemblies in the future, some of which are sole sources. We may not be able to successfully scale the manufacturing process necessary to build and test multiple products on a full commercial basis, which could materially harm our business.
Our products are complex and involve a large number of unique components, many of which require precise manufacturing. The nature of our products requires customized components that are currently available only from a limited number of sources, and in some cases, single sources. We have chosen to source certain products and critical components from a single source, including suppliers for our SMRT Cells, reagents, and instruments. We cannot assure you that products or product supplies will not be limited or interrupted, especially with respect to our sole source third-party manufacturing and supply collaborators, or that products or product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. We may be unable to negotiate binding agreements with our current and future sole source third-party manufacturing and supply collaborators or, in the event that such collaborators’ services become interrupted for any reason, find replacement manufacturers to support our development and commercial activities at commercially reasonable terms. We do not always have arrangements in place for a redundant or second-source supply for our sole source manufacturers and vendors in the event they cease to provide their products or services to us or fail to provide sufficient quantities in a timely manner. If we are required to purchase these products or components from alternative sources, it could take several months or longer to qualify the alternative sources. If we are unable to source these products or product components from sole-source third-party manufacturing and supply collaborators for any reason, including acts of terrorism, hostilities, military conflict and acts of war, including between China and Taiwan, or secure a sufficient supply of these products or product components on a timely basis and at an acceptable cost, or if these products or components do not meet our expectations or specifications for quality and functionality, our operations and manufacturing would be materially and adversely affected, we could be unable to meet customer demand and our business and results of operations may be materially and adversely affected.
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

Fiscal 2025 Form 10-K	24

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
In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells, flow cells and of reagents for our long-read technologies, involve a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects, variability in the performance of SMRT Cells, flow cells and other products, inadequate reserves for inventory, or other issues.
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
Our industry is characterized by rapid and significant technological changes, frequent new product introductions and enhancements and evolving industry standards. These new and evolving technologies may be superior to, impair, or render obsolete the products we currently offer or the technologies currently underlying our products. Our future success depends on our ability to continually improve our products, to develop and introduce new products that address the evolving needs of our customers on a timely and cost-effective basis and to pursue new opportunities. These new opportunities may be outside the scope of our proven expertise or in areas where demand is unproven, and new products and services developed by us may not gain market acceptance or may not adequately perform to capture market share. Our inability to develop and introduce new products and to gain market acceptance of our existing and new products could harm our future operating results. Unanticipated difficulties or delays in replacing existing products with new products or in commercializing our existing or new products in sufficient quantities and of acceptable quality to meet customer demand, including with respect to the SMRT Cell and the Revio and Vega systems, could diminish future demand for our products and may materially and adversely harm our future operating results.

Fiscal 2025 Form 10-K	25

The size of the markets for our products, including our Revio and Vega instruments, may be smaller than estimated, and new market opportunities may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products.
The market for sequencing systems and consumables products is evolving, making it difficult to accurately predict the size of the markets for our current and future products, including our Revio and Vega instruments. Our estimates of the total addressable market for our current and future products are based on a number of internal and third-party estimates and assumptions that may be incorrect, including the assumptions that academic, governmental, corporate, or other sources of funding will continue to be available to life sciences researchers at times and in amounts necessary to allow them to purchase our products. In addition, sales of new products may take time to develop and mature and we cannot be certain that these market opportunities will develop as we expect. While we believe our assumptions and the data underlying our estimates of the total addressable market for our products are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates, or those underlying the third-party data we have used, may change at any time, thereby reducing the accuracy of our estimates. As a result, our estimates of the total addressable market and growth opportunities for our products may be incorrect.
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

Fiscal 2025 Form 10-K	26

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
We receive a significant portion of our revenue from a limited number of customers. While during the years ended December 31, 2025, 2024, and 2023, no customer accounted for 10% or more of our total revenue, many of our customers make large purchases on a purchase-order basis rather than pursuant to long-term contracts. As a consequence of the concentrated nature of our customer base and their purchasing behavior, our quarterly revenue and results of operations have fluctuated, and may fluctuate in the future, from quarter to quarter and are difficult to forecast. For example, the cancellation of orders or acceleration or delay in anticipated product purchases or the acceptance of shipped products by our larger customers has materially affected, and in the future could materially affect, our revenue and results of operations in any quarterly period. We have been, and may in the future be, unable to sustain or increase our revenue from our larger customers, or offset any discontinuation or decrease of purchases by our larger customers with purchases by new or other existing customers. To the extent one or more of our larger customers experience significant financial difficulty, bankruptcy or insolvency, this could have a material adverse effect on our sales and our ability to collect on receivables, which could materially and adversely harm our financial condition and results of operations.

Fiscal 2025 Form 10-K	27

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
Our products are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel and Sequel II/IIe systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Revio and Vega systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including the Revio and Vega systems, or enhancements to our existing products, including the SMRT Cell, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products has and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.
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

Fiscal 2025 Form 10-K	28

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
We are subject to risks associated with political conflicts between the U.S. and China. While during the years ended December 31, 2025, 2024, and 2023, no customer accounted for 10% or more of our total revenue, a portion of our revenue is generated from China. In addition, certain components, some of which are critical components, of our products are manufactured in China. These components are either sourced directly from companies in China or indirectly from third parties that source from companies in China.

Fiscal 2025 Form 10-K	29

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
Our operating results during any given period can also be impacted by numerous other factors, including the following:
•market acceptance for our products;
•our ability to attract new customers;
•the length of our sales cycles, as discussed above;
•our ability to achieve economies of scale and other manufacturing efficiencies at the rate we anticipate;

Fiscal 2025 Form 10-K	30

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

Fiscal 2025 Form 10-K	31

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

Fiscal 2025 Form 10-K	32

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

Fiscal 2025 Form 10-K	33

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

Fiscal 2025 Form 10-K	34

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

Fiscal 2025 Form 10-K	35

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

Fiscal 2025 Form 10-K	36

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

Fiscal 2025 Form 10-K	37

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
The FDA has historically exercised enforcement discretion in not enforcing the medical device regulations against laboratories developing and offering LDTs. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for LDTs, unless exempt, and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including when the manufacturer of the diagnostic product is a laboratory. On March 31, 2025, a U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside this LDT final rule in its entirety. We cannot predict the potential impact of any future lawsuits brought against the FDA, and future legislative and administration actions on our business. Additionally, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions of the FDA, which could undermine the FDA’s authority and lead to uncertainties in the industry. We cannot predict the full impact of this decision on our business or that of our customers.
Further, under the current administration, agency reorganization, departure of high-profile regulators at the FDA, and layoffs due to the reduction in force initiative may impact the normal operations of federal agencies, including the FDA. NIH funding cuts can impact the business operations of our customers and decrease the demand for our products. It is unclear how our industry and the businesses of our customers will be impacted by executive orders, policies and regulations implemented under the current administration. There is significant uncertainty in the industry.
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

Fiscal 2025 Form 10-K	38

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

Fiscal 2025 Form 10-K	39

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region and in Europe. There is currently significant uncertainty about the future relationship between the United States and various other trading partners with respect to trade policies, treaties, government regulations, tariffs, and other similar policies affecting cross-border operations. The U.S. government has made and continues to make significant changes in U.S. trade policy, specifically tariffs, and may continue to take actions that could negatively impact our business. For example, since September 2018, the U.S. Trade Representative (the “USTR”) enacted various Section 301 tariffs on certain commodities from certain U.S. trading partners, most prominently China and Brazil, ranging from 7.5% to 100%. In addition, since February 2025, under authority of the International Emergency Economic Powers Act (“IEEPA”), the U.S. government enacted an additional 10% to 35% “fentanyl-related” ad valorem tariffs on virtually all goods from China, Canada, and Mexico, with an exception for items qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement (“USMCA”). Since March 2025, the U.S. government has also implemented new Section 232 tariffs of 10% to 50% on various commodities based on findings by the U.S. government that imports of these items threaten to impair U.S. national security, including but not limited to certain advanced semiconductors, articles of steel and aluminum; passenger vehicles, trucks, and automotive components; articles of copper; and timber, lumber, and articles of wood. The U.S. Department of Commerce has initiated Section 232 investigations into the import of additional products, including but not limited to semiconductors, semiconductor manufacturing equipment, processed critical minerals, derivative electronic products, pharmaceuticals and pharmaceutical products; when these investigations are complete, the U.S. government may decide to levy additional tariffs on such products. Additional IEEPA “reciprocal” tariffs of 10% to 125% ad valorem have been imposed since April 2025 on most imports from most U.S. trading partners, initially at a baseline 10% reciprocal tariff rate and now at various country-specific reciprocal tariff rates since August 2025—with limited exceptions for certain pharmaceuticals, semiconductors, computers, and certain other imports, and certain other exceptions as negotiated in trade deals reached between the U.S. and various key trading partners.
On February 20, 2026, the Supreme Court ruled against President Trump’s use of IEEPA to impose tariffs on global trade partners. The case has been returned to the Court of International Trade for reconsideration in accordance with the Supreme Court ruling, and thus, the impact of this decision on previous tariffs that we have paid is not yet clear. In addition, President Trump has already stated that he will impose new tariffs under different authorities including Section 122 which has set a worldwide baseline tariff of 10%.
In response to these and other U.S. trade measures, certain affected countries have taken retaliatory trade actions. For example, China has increased tariffs on U.S. exports to China and subjected additional items to export control requirements, including certain rare earth materials. These trade controls have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, or may in the future be, placed on products such as ours by foreign governments, which have raised and could further raise amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed, although some of these risks have been contained by trade deals reached between the U.S. and affected governments, including China, the EU, Japan, Taiwan, and South Korea. For example, the trade deal reached between the U.S. and the EU in July 2025 resulted in the implementation of a 15% all-in reciprocal tariff on imports of EU goods into the U.S as of August 2025, and short-term trade deals reached between the U.S. and China have resulted in implementation of a reduced 10% reciprocal tariff on imports of certain Chinese goods into the U.S. through November 2026. However, these policies are subject to continued negotiation and effective policies may change over time. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions,

Fiscal 2025 Form 10-K	40

or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.
Our products are subject to U.S. export control laws and regulations, including the Export Administration Regulations administered by BIS. Under these laws and regulations, exports of our products as well as the underlying technology may require export authorization, including by license, a license exception, or other appropriate government authorizations. Furthermore, our products and services are subject to U.S. economic and trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control that prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. The U.S. government has continued to increase controls initially imposed in 2022 restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing including expanding the list of advanced integrated circuits subject to heightened export controls, expanding the list of destinations requiring export authorization for such items, and adding new restrictions based on the headquarters location of the parties involved. In many cases, these licenses are subject to a policy of denial and will not be issued. The U.S. government also continues to add additional entities in China and other countries to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These existing and future laws and regulations may impact our ability to export certain products to customers or distributors in China or other locations and may restrict our ability to use certain integrated circuits in our products. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products. In addition, these licenses may not be issued. In April 2025, the Company received inquiries from BIS regarding a distributor based in Hong Kong and that distributor's customer located in China. In May 2025, following a review of sales to China, the Company responded to BIS's inquiries and submitted a voluntary self-disclosure to BIS related to a limited number of transactions. This self-disclosure was closed out by BIS in September 2025 without penalties with a warning letter.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could introduce additional restrictions and negatively impact our business. For example, legislation in Congress known as the BIOSECURE Act was passed as part of the 2026 National Defense Authorization Act, which limits certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This legislation, or similar laws and regulations in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
Compliance with these laws and regulations may be costly. In addition, if we are found to be in violation of U.S. economic sanctions or trade control laws, it could result in fines and penalties. We may also be adversely affected through other penalties, business disruption, loss of export privileges, reputational harm, loss of access to certain markets, or otherwise.
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
The Chinese government has introduced and may in the future introduce retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese, U.S.,

Fiscal 2025 Form 10-K	41

or other foreign governments will implement additional retaliatory measures which could impact our business. It is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. and foreign governments will act with respect to export controls, tariffs, international trade agreements and similar policies, there could be additional tax or other regulatory changes in the future. Any such changes could, directly or indirectly, adversely impact our financial results and results of operations.
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

Fiscal 2025 Form 10-K	42

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
The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future in response to many risk factors listed in this section, and others beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•announcements of new products, technological innovations or strategic partnerships by us or our competitors;

Fiscal 2025 Form 10-K	43

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

Fiscal 2025 Form 10-K	44

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

Fiscal 2025 Form 10-K	45

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
As of December 31, 2025, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Fiscal 2025 Form 10-K	46

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of December 31, 2025, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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

Fiscal 2025 Form 10-K	47

General Risk Factors
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflict in the Middle East and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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
•challenges with defending against intellectual property claims in other countries;

Fiscal 2025 Form 10-K	48

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

Fiscal 2025 Form 10-K	49

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

Fiscal 2025 Form 10-K	50

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

Fiscal 2025 Form 10-K	51

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

Fiscal 2025 Form 10-K	52

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

Fiscal 2025 Form 10-K	53

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

Fiscal 2025 Form 10-K	54

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

Fiscal 2025 Form 10-K	55

external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote resources and designate high-level personnel, including our Head of Information Technology who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards, including through annual third-party vulnerability assessments. We train our employees on these safeguards, in collaboration with human resources, IT, and departmental management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.
We engage assessors, consultants, auditors, or other third parties in connection with our risk assessment processes. These service providers assist us with the design and implementation of our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.
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

Governance
One of the key functions of our board of directors is to provide oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the corporate governance and nominating committee.
Our Head of Information Technology and our cyber committee, which includes Facilities, HR, IT, Software, Legal, and Management, are primarily responsible to assess and manage our material risks from cybersecurity threats.
Our Head of Information Technology and our management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our Head of Information Technology is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents by leading cybersecurity risk management and working directly with our IT team. Our Head of Information Technology also provides appropriate information and updates to our management committee on cybersecurity.
Our Head of Information Technology and representatives from our management committee on cybersecurity provide annual briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our corporate governance and nominating committee provides regular updates to the board of directors on such reports.

ITEM 2. PROPERTIES
Our corporate headquarters, research and development facilities, and manufacturing and distribution centers are located in Menlo Park, California, where we lease approximately 180,200 square feet under a lease expiring on April 30, 2034. Additionally, our European headquarters is located in London, where we lease approximately 7,300 square feet under a lease expiring November 30, 2026. Including these leases, we lease approximately 189,600 square feet globally.
We believe that our existing facilities, together with suitable additional or alternative space available on commercially reasonable terms, will be sufficient to meet our needs.

Fiscal 2025 Form 10-K	56

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Fiscal 2025 Form 10-K	57

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on The Nasdaq Global Select Market under the symbol “PACB.”

Holders of Record
As of January 31, 2026, there were approximately 75 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy
We have never declared or paid any cash dividend on our common stock and have no present plans to do so. We intend to retain earnings for use in the operation and expansion of our business.

Fiscal 2025 Form 10-K	58

Performance Graph
The performance graph included in this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Pacific Biosciences under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Nasdaq Biotechnology Index assume reinvestment of dividends.

ITEM 6. [RESERVED]

Fiscal 2025 Form 10-K	59

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
Our Management’s Discussion and Analysis ("MD&A") is organized in the following sections:

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
Our products and technology, which include our HiFi long-read sequencing technology, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Recent Developments
On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of the Asset Purchase Agreement, pursuant to which, among other matters, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. As consideration for the Asset Sale, Buyer paid us $50.0 million in cash and assumed certain liabilities. In addition, Buyer granted us a non-exclusive license to certain intellectual property included in the purchased assets. In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale.

Fiscal 2025 Form 10-K	60

Strategic Objectives
Looking ahead to 2026, our main objectives are to grow revenue and expand gross margins through the following five activities. These initiatives are designed to improve the economics of HiFi sequencing, expand adoption across clinical and research markets, and drive durable growth across our platform portfolio.
•Accelerate samples onto the Revio platform through SPRQ-Nx chemistry and application kits. SPRQ-Nx is designed to lower the cost of sequencing and improve sequencing efficiency, which we believe will support higher throughput, increased sample volumes, and broader adoption of HiFi sequencing in large-scale research studies and clinical applications.
•Expand the capabilities of the Vega benchtop platform to broaden our market reach. We plan to enable faster run times and enhanced user experience through software improvements, which are intended to support broader adoption and improve the overall economics of HiFi sequencing.
•Progress our clinical strategy to improve outcomes and create durability. Revio is increasingly being adopted in laboratory-developed test ("LDT") and clinical research settings, supporting consolidation of multiple tests, addressing complex genetic challenges, and driving sustained utilization of HiFi sequencing.
•Advance data-driven interpretation through scalable HiFi datasets and analytics. We are focused on leveraging the accuracy of HiFi sequencing and growing datasets to support advanced data analysis and AI-assisted interpretation approaches. Collaborative initiatives such as the HiFi Solves Global Consortium are designed to aggregate large, well-characterized HiFi datasets, which we believe can support improved understanding of complex genetic variation and disease biology while maintaining expert oversight.
•Invest in future product launches to drive platform innovation. We continue to develop sequencing solutions designed to increase throughput, simplify workflows, lower the cost to sequence a genome, and enhance downstream data analysis and interpretation capabilities, which we believe will allow us to address a larger portion of the market.
We continue to believe that with the capabilities of our technology, we can be a market leader in whole-genome clinical sequencing. Leading institutions have adopted our products to study rare and inherited disease. We believe the market opportunity for clinical sequencing is significant and could drive substantial revenue growth for the company. We plan to continue to pursue partner collaborations where the technologies being developed or applications being considered extend beyond whole-genome clinical sequencing. Collaborative arrangements add to the awareness of our products and service offerings and may drive new applications for use of our technology.

Financial Overview
Key highlights of our 2025 consolidated financial results include the following:

Revenue of	Gross Profit of	Operating Loss of	Cash, cash equivalents, and investments of
$160.0 M	$45.8 M	$553.9 M	$279.5 M
compared to $154.0 M in the prior year	compared to $37.3 M in the prior year	compared to $474.3 M in the prior year	compared to $389.9 M last year
•Revenue was comprised of approximately $82.0 million in consumables revenue, $53.8 million in instrument revenue, and $24.2 million in service and other revenue for the year ended December 31, 2025. Revenue was comprised $70.3 million in consumables revenue, $65.8 million in instrument revenue, and $17.9 million in service and other revenue for the year ended December 31, 2024. The increase in total revenue was primarily due to higher consumable sales, Vega instrument sales, and

Fiscal 2025 Form 10-K	61

service and other revenue, partially offset by lower Revio instrument sales as compared to the prior year.
•Gross profit increased for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by higher consumable volumes, which drove a more favorable product mix. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials, and tariffs.
•Loss from operations increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to $383.1 million of restructuring-related costs. See Note 6. Restructuring in Part II, Item 8 of this Annual Report on Form 10-K for additional information about restructuring activities. These restructuring-related costs were partially offset by a $169.5 million decrease in impairment charges and a $17.9 million change in fair value of contingent consideration. As a result of the restructuring, core operating expenses, consisting of research and development and sales, general and administrative expenses, decreased by $71.1 million.
•Cash, cash equivalents, and investments were $279.5 million at December 31, 2025, which represents a 28% decrease compared to the balance of $389.9 million at December 31, 2024.
We believe that our sales cycles for Revio instruments continues to be elongated due to, among other reasons, continued capital funding constraints in academic and research markets, procurement timing considerations, and longer adoption cycles among new customers, which have affected the timing of certain instrument orders.
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
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill, indefinite-lived and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $15.0 million of impairment charges during the first quarter of 2025. See additional discussion below in Results of Operations, as well as Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information. Additionally, refer to the Critical Accounting Policies and Estimates section later in this Item 7 for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

Fiscal 2025 Form 10-K	62

RESULTS OF OPERATIONS
A detailed discussion of our consolidated financial results comparison between 2025 and 2024 is presented below. A discussion of the changes in our results of operations between the years ended December 31, 2024 and December 31, 2023, has been omitted from this Annual Report on Form 10-K but may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 17, 2025, which is incorporated herein by reference, and is available free of charge on the SEC’s website at www.sec.gov and our corporate website (www.pacb.com).

Comparison of the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	$ Change	% Change
Revenue:
Product revenue	$135,758	$136,149	$(391)	—%
Service and other revenue	24,247	17,865	6,382	36%
Total revenue	160,005	154,014	5,991	4%
Cost of Revenue:
Cost of product revenue	89,763	92,284	(2,521)	(3%)
Cost of service and other revenue	15,390	14,057	1,333	9%
Amortization of acquired intangible assets	4,894	9,393	(4,499)	(48%)
Loss on purchase commitment	4,178	998	3,180	319%
Total cost of revenue	114,225	116,732	(2,507)	(2%)
Gross profit	45,780	37,282	8,498	23%
Operating Expense:
Research and development	97,307	134,922	(37,615)	(28%)
Sales, general and administrative	141,493	175,017	(33,524)	(19%)
Impairment charges	15,000	184,500	(169,500)	(92%)
Amortization of acquired intangible assets	364,541	18,006	346,535	1,925%
Change in fair value of contingent consideration	(18,700)	(850)	(17,850)	2,100%
Total operating expense	599,641	511,595	88,046	17%
Operating loss	(553,861)	(474,313)	(79,548)	17%
Gain on debt restructuring	—	154,407	(154,407)	(100%)
Interest expense	(6,954)	(13,412)	6,458	(48%)
Other income, net	14,757	23,783	(9,026)	(38%)
Loss before income taxes	(546,058)	(309,535)	(236,523)	76%
Income tax provision	318	316	2	1%
Net loss	$(546,376)	$(309,851)	$(236,525)	76%

Fiscal 2025 Form 10-K	63

Revenue

Total Revenue

Total revenue increased $6.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Product revenue decreased slightly compared to prior year. Instrument revenue decreased $12.0 million, or 18% and consumables revenue increased $11.6 million, or 16%.
Service and other revenue increased $6.4 million, or 36%, primarily driven by an increase in Revio service contracts.

Consumables Revenue

The increase in consumables revenue for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base.
Looking ahead, we expect consumables revenue to increase as we execute against our strategic objectives and expand utilization of our sequencing platforms. This growth is expected to be driven by a growing installed base of Revio and Vega instruments, enhancing platform economics that support higher throughput, and broader adoption across research and clinical research applications. In addition, continued investments in chemistry, application kits, and workflow enhancements are intended to expand addressable applications and increase consumables usage per instrument over time.

Instrument Revenue

Instrument revenue decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a lower number of Revio systems sold—61 units during the year ended December 31, 2025 compared to 97 Revio systems during the year ended December 31, 2024. This decline primarily reflects variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
The decrease was partially offset by sales of Vega systems, with 140 units sold during the year ended December 31, 2025 following its commercial launch in the fourth quarter of 2024.
We expect that instrument revenue may fluctuate based on timing of customer purchasing decisions, sales mix, and funding dynamics.

Fiscal 2025 Form 10-K	64

Cost of Revenue and Gross Profit
Total cost of revenue decreased $2.5 million, or 2%, during the year ended December 31, 2025, compared to the year ended December 31, 2024 primarily due to more favorable product mix driven by higher consumable sales and a decrease in amortization of acquired intangible assets. These decreases were partially offset by $8.1 million of excess inventory charges resulting from reduced external demand and $3.9 million of estimated losses on purchase commitments associated with anticipated excess inventory in connection with the Company’s expense reduction and strategic initiatives. Excess inventory charges were $3.6 million for the year ended December 31, 2024. Total cost of revenue included share-based compensation expense of $3.8 million and $5.7 million during the years ended December 31, 2025 and 2024, respectively.
Gross profit increased $8.5 million, or 23%, for the year ended December 31, 2025, compared to the year ended December 31, 2024 driven by higher consumable volumes and the resulting improvement in product mix, partially offset by restructuring-related charges. See Note 6. Restructuring in Part II, Item 8 of this Annual Report on Form 10-K for additional information about restructuring activities. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, future product launches, changes to inventory reserves, costs of raw materials and tariffs.

Research and Development Expense
Research and development expense decreased by $37.6 million, or 28%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by a decrease in personnel and related expenses, including share-based compensation expense, lower product development costs due to the transition of launched products from development to commercialization, and lower restructuring-related charges, partially offset by an increase in future product development activities. We recorded $2.8 million of restructuring-related charges during the year ended December 31, 2025 compared to $5.9 million for the year ended December 31, 2024. Research and development expense included share-based compensation of $11.2 million and $19.2 million during the years ended December 31, 2025 and 2024, respectively.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $33.5 million, or 19%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in personnel and related expenses, including share-based compensation expense, and lower restructuring-related charges. We recorded $6.1 million of restructuring-related charges during the year ended December 31, 2025 compared to $14.9 million for the year ended December 31, 2024. Sales, general, and administrative expense included share-based compensation expenses of $26.6 million and $46.2 million during the years ended December 31, 2025 and 2024, respectively.

Impairment Charges
We recorded impairment charges of $15.0 million during the first quarter of 2025, related to in-process research and development (“IPR&D”). These charges resulted from an interim impairment assessment performed in response to identified indicators of impairment during the period. The impairment test concluded that the fair value of our IPR&D assets was $0. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further details.
We recorded impairment charges of $184.5 million during the year ended December 31, 2024 including $144.5 million of goodwill and $40.0 million of IPR&D as a result of quantitative interim impairment tests.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets during the year ended December 31, 2025 included $359.3 million of accelerated amortization recorded during the first quarter of 2025 which was related to developed technology from the 2021 Omniome acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit. We expect significantly lower amortization expense in future periods.

Fiscal 2025 Form 10-K	65

Change in Fair Value of Contingent Consideration
During the first quarter of 2025 we recognized a change in fair value of contingent consideration of $18.7 million, resulting in a contingent consideration liability of $0. This was primarily due to management's decision to cease development of the high-throughput short-read system, the associated changes in expected future revenues, and the requirement that the milestone event occur prior to the five-year anniversary of the acquisition closing date.
On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of the Asset Purchase Agreement. In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. See Note 12. Subsequent Events in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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

Interest Expense
Interest expense during the years ended December 31, 2025 and 2024 was primarily comprised of interest on the convertible senior notes. The decrease was due to lower convertible notes balances as a result of the notes exchange transaction in November 2024. See Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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
We approved and implemented certain efficiency and expense reduction initiatives during 2025 and 2024. These expense reduction initiatives included workforce reductions, facilities downsizing and a refined pipeline of development programs.

Cash, Cash Equivalents, and Investments
As of December 31, 2025, we had $279.5 million in cash, cash equivalents, and investments, compared to $389.9 million at December 31, 2024. The decrease was primarily attributable to $111.2 million cash used in operating activities during the year ended December 31, 2025.

Fiscal 2025 Form 10-K	66

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

Fiscal 2025 Form 10-K	67

indebtedness or incurring certain indebtedness outside of the ordinary course of business unless, in each case, the Company and its subsidiaries concurrently provide a guarantee of the Company’s obligations under the 2029 Notes.
See Note 5. Convertible Senior Notes in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Additional Capital Requirements
We believe that our existing cash, cash equivalents, and investments will be sufficient to fund our projected operating and capital requirements for at least the next 12 months from the date of filing of this Annual Report on Form 10-K for the year ended December 31, 2025. Operating needs include planned costs to operate our business, including costs to fund working capital and capital expenditures. Recent and expected working and other capital requirements, in addition to the above matters, include:
•Our purchase orders and contractual obligations of approximately $71.3 million as of December 31, 2025, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
•As described in Note 7 - Commitments and Contingencies in Part II, Item 8 of this Annual Report on Form 10-K, we have a Supply Agreement, that includes minimum annual purchase commitments for certain products through 2031. To secure supply under the agreement, we paid deposits totaling $15.0 million, of which $4.0 million and $3.0 million were refunded in 2025 and 2024, respectively. The supplier may retain all or a portion of the deposit if we fail to meet our minimum purchase commitments.
•As described in Note 4 - Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K the Company entered into an agreement to acquire certain developed technology and related intellectual property from The Chinese University of Hong Kong for a total consideration of $9.7 million. In addition, the Company entered into a license agreement for complementary developed technology during the three months ended March 31, 2025. Both the acquired technology and license are classified as intangible assets and are being amortized over an estimated useful life of three years. As of December 31, 2025, $5.0 million of these intangible assets remained unpaid. This amount is included in accrued liabilities on the condensed consolidated balance sheets and is expected to be paid in 2026.
•Our research and development expenditures of $97.3 million in 2025 and $134.9 million in 2024. We expect to continue our investment in research and development in 2026, including enhancements of our existing products, and continued development of other new technology and products.
•Cash outflows for capital expenditures of $2.7 million in 2025 and $6.2 million in 2024. We expect to continue to invest in capital expenditures in fiscal 2026 to continue to support manufacturing and expansion of our business.
•Amounts related to future lease payments for operating lease obligations at December 31, 2025, totaling $98.2 million, with $4.0 million expected to be paid within the next 12 months.
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
Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•our ability to successfully commercialize and develop products and solutions that address customer needs;
•the pace of adoption of our products and our ability to obtain new customers in markets;
•the progress of our research and development programs and our ability to initiate or expand research programs;

Fiscal 2025 Form 10-K	68

•our ability to manage manufacturing and production costs, including purchase obligations, and litigation costs, including the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
•the extent to which we engage in collaborations with partners and acquire other businesses or technologies.
If economic, financial, business, or other factors adversely affect our ability to fund our projected operating cash requirements, we may be required to obtain funding through traditional or alternative sources of financing. Raising additional funds may result in dilution to existing shareholders. We cannot be certain that funds will be available on favorable terms, or at all. If we are required and unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected. See our risk factor captioned “We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations” for more information.

Cash Flow Summary

	Years Ended December 31,
(In thousands)	2025	2024
Cash used in operating activities	$(111,209)	$(206,058)
Cash provided by investing activities	115,448	124,004
Cash provided by (used in) financing activities	3,428	(42,987)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,667	$(125,041)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general, and administrative activities.
Cash used in operating activities for the year ended December 31, 2025, of $111.2 million was due primarily to a $546.4 million net loss that included non-cash items such as impairment charges of $15.0 million, share-based compensation of $41.7 million, amortization of intangible assets of $369.4 million, depreciation of $13.0 million, amortization of right-of-use assets of $4.0 million, and $4.4 million from changes in net operating assets and liabilities primarily driven by a decrease in prepaid expenses and other assets as well as increases in accrued expenses and accounts payable partially offset by increases in accounts receivable and inventory. These changes in non-cash items were partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration and accretion of discount and amortization of premium on marketable securities, net of $4.4 million.
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
Cash provided by investing activities for the year ended December 31, 2025, was due primarily to maturities of investments of $340.1 million partially offset by purchases of investments of $216.9 million, $5.0 million in purchases of intangible assets, and capital expenditures of $2.7 million.

Fiscal 2025 Form 10-K	69

Cash provided by investing activities for the year ended December 31, 2024, was due primarily to maturities of investments of $594.0 million partially offset by purchases of investments of $498.6 million and capital expenditures of $6.2 million.
Financing Activities
Cash provided by financing activities during the year ended December 31, 2025 resulted from $3.4 million of proceeds from the issuance of common stock through our equity compensation plans.
Cash used in financing activities during the year ended December 31, 2024, was primarily due to payments made in conjunction with the convertible notes exchange of $50.2 million partially offset by proceeds of $7.7 million from the issuance of common stock through our equity compensation plans.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2025, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Legal Proceedings in Part I, Item 3 of this Annual Report on Form 10-K, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of December 31, 2025.

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

Fiscal 2025 Form 10-K	70

We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods is transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Invoicing typically occurs upon shipment, or delivery in the case of an instrument, and payment is typically due within 30 days from invoice. In instances where the right to payment or transfer of title is contingent upon customer acceptance of the product, revenue is deferred until the acceptance criteria has been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development agreements generally includes upfront and milestone payments. Revenue for these agreements is recognized when each separate performance obligation is satisfied.
We may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the separate performance obligations. A product or service is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.
The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price primarily using historical average selling prices combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. We update the transaction price for expected consideration, subject to constraint. Where we expect, at contract inception, the timing of payments to be consistent with the transfer of goods or services or the contract duration to be one year or less, we do not adjust the transaction price for the effects of a significant financing component.
Modification of existing contracts with customers could change the scope or the price of the contract, or both. When a contract modification occurs, we exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, (iii) a cumulative catch-up adjustment to the original contract, or a combination thereof. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, allocation of revenue to the remaining performance obligations and determination of the period of recognition for each identified performance obligation.
Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this may require us to exercise judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option is considered a material right and, therefore, a performance obligation. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised.
Additionally, we generally provide a one-year warranty on instruments. We accrue the cost of the assurance warranty when revenue of the instrument is recognized. Employee sales commissions are generally recorded as selling, general, and administrative expense when incurred as the amortization period for such costs, if capitalized, would have been one year or less.

Fiscal 2025 Form 10-K	71

Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolete balances. Cost includes depreciation, labor, material, and overhead costs, including product and process technology costs. Determining net realizable value of inventories involves judgements, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.
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
We typically use the discounted cash flow method to value our acquired intangible assets. This method requires significant management judgment to forecast future operating results and utilizes significant assumptions such as assumed revenue projections, discount rates and obsolescence factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expense could be accelerated or extended. We capitalize IPR&D, which is considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
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

Fiscal 2025 Form 10-K	72

We acquired $55.0 million of IPR&D, and $52.3 million of goodwill in connection with the acquisition of Apton Biosystems, Inc. in the third quarter of 2023.

Goodwill and Intangible Assets with Indefinite Lives — Impairment Assessment
Goodwill and other intangible assets with indefinite useful lives (i.e., IPR&D) are not amortized, however they are tested annually for impairment, as of the first day of the second and third quarter of our fiscal year, respectively, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than the carrying value. Events that could indicate impairment and trigger an interim impairment test include, but are not limited to, adverse changes in business or economic conditions, lower-than-expected performance of a product line or business, changes in strategic direction, unanticipated technological or competitive developments, loss of key personnel, and actions by governments or courts.
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
We recognized $144.5 million of impairment charges to goodwill during the year ended December 31, 2024, as a result of quantitative interim impairment tests.
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
To determine the fair value of the entity-level reporting unit as of March 31, 2025, we performed our impairment test using a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, industry data, and related risk factors. The assumptions used were inherently subject to uncertainty. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and management judgment. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
We performed our annual assessment for goodwill impairment in the second quarter of 2025, noting no impairment. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Fiscal 2025 Form 10-K	73

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
We recognized a $40.0 million impairment charge during the year ended December 31, 2024 as a result of a quantitative interim impairment test.
During the first quarter of 2025, based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was $0 and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D to $0 as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and resulted in ceasing development of our high-throughput short-read sequencing platform. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Significant estimates and assumptions used in the income approach include timing of future cash flows, revenue growth assumptions, a selected discount rate of 14.0%, and a selected obsolescence factor of 11 years. The discount rate was based primarily on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and management judgment. The assumptions used were inherently subject to uncertainty. See Note 4. Balance Sheet Components in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Assumptions and estimates about future values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our reporting unit, we may be required to record future impairment charges for goodwill. Impairment charges could materially decrease our future results of operations and result in lower asset values on our balance sheet.

Intangible Assets and Other Finite-Lived Assets — Impairment Assessment
We capitalize finite-lived intangible assets and generally amortize such assets on a straight-line basis over their estimated useful lives. We review intangible assets with finite lives and other finite-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. We assess the recoverability of assets based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. In light of the changes in circumstances that led to the recoverability assessment, we also assess the remaining estimated useful life of the assets. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.

Fiscal 2025 Form 10-K	74

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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. The key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. Primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability is $0. An increase in the fair value of the liability may result from changes in projected revenues, including accelerated timing or higher expected amounts, and from decreases in discount rates, including the risk-free rate and the estimated subordinated credit spread for a CCC credit rating. Refer to Note 3. Financial Instruments in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on valuation assumptions.
On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of an Asset Purchase Agreement. In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. See Note 12. Subsequent Events in Part II, Item 8 of this Annual Report on Form 10-K for further details.

RECENT ACCOUNTING PRONOUNCEMENTS
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part II, Item 8 of this Annual Report on Form 10-K for information regarding applicable recent accounting pronouncements.

Fiscal 2025 Form 10-K	75

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk
Our investment portfolio is exposed to market risk from changes in interest rates. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and cash equivalents and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates on December 31, 2025 would have affected the fair value of our investment portfolio by approximately $1.5 million.
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

Foreign Exchange Risk
Our revenue, expense, and capital purchasing activities are primarily transacted in U.S. dollars; however, a portion of our operations is conducted in foreign currencies. As a result, we have foreign exchange exposures relating to non-U.S. dollar denominated cash flows and monetary assets and liabilities that are denominated in currencies other than U.S. dollars. The value of the amounts is exposed to changes in currency exchange rates from the time the transactions are originated, until the time the cash settlement is converted into U.S. dollars. Our foreign currency exposure is primarily concentrated in the Euro. While we are exposed to market risks related to changes in foreign currency exchange rates, we do not believe a hypothetical 10% change in exchange rates would have a material impact on our financial position or results of operations. Actual gains and losses in the future may differ materially from these hypothetical gains and losses based on changes in the timing and amount of foreign currency exchange rate movements and our actual exposure. Our international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.

Fiscal 2025 Form 10-K	76

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.

Fiscal 2025 Form 10-K	77

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pacific Biosciences of California, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Fiscal 2025 Form 10-K	78

Revenue recognition - Identification and evaluation of performance obligations

Description of the Matter
For the year ended December 31, 2025, the Company recognized revenue of $160.0 million, including $135.8 million of product revenue, which consists primarily of instrument sales and related consumables. As described in Note 1 to the consolidated financial statements, the Company may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. The Company identifies performance obligations for promises to transfer distinct products or services to a customer.

Auditing management’s identification and evaluation of performance obligations is complex due to the significant volume of sales transactions that require analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls addressing management’s identification and evaluation of performance obligations.

Our audit procedures included, among others, reading executed contracts for a sample of arrangements and evaluating whether all performance obligations were appropriately identified and accounted for based on terms of the contracts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2011.
San Mateo, California
February 25, 2026

Fiscal 2025 Form 10-K	79

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par value)	2025	2024
Assets
Current assets
Cash and cash equivalents	$63,707	$55,370
Investments	215,799	334,561
Accounts receivable, net	35,448	27,524
Inventory, net	49,285	58,755
Prepaid expenses and other current assets	10,793	18,781
Short-term restricted cash	20	690
Total current assets	375,052	495,681
Property and equipment, net	24,146	30,505
Operating lease right-of-use assets, net	41,695	16,091
Long-term restricted cash	1,532	1,532
Intangible assets, net	15,124	389,572
Goodwill	317,761	317,761
Other long-term assets	8,773	9,305
Total assets	$784,083	$1,260,447
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,770	$16,590
Accrued expenses	33,646	22,595
Deferred revenue, current	15,936	13,864
Operating lease liabilities, current	448	10,026
Other liabilities, current	2,031	3,224
Total current liabilities	72,831	66,299
Deferred revenue, non-current	3,929	5,900
Contingent consideration liability, non-current	—	18,700
Operating lease liabilities, non-current	56,592	14,914
Convertible senior notes, net, non-current	645,382	647,494
Other liabilities, non-current	—	546
Total liabilities	778,734	753,853
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 301,956 and 294,418 shares at December 31, 2025 and December 31, 2024, respectively	302	294
Additional paid-in capital	2,699,892	2,654,804
Accumulated other comprehensive income	457	422
Accumulated deficit	(2,695,302)	(2,148,926)
Total stockholders’ equity	5,349	506,594
Total liabilities and stockholders’ equity	$784,083	$1,260,447
See accompanying notes to the consolidated financial statements.

Fiscal 2025 Form 10-K	80

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Revenue:
Product revenue	$135,758	$136,149	$183,872
Service and other revenue	24,247	17,865	16,649
Total revenue	160,005	154,014	200,521
Cost of Revenue:
Cost of product revenue	89,763	92,284	127,568
Cost of service and other revenue	15,390	14,057	14,754
Amortization of acquired intangible assets	4,894	9,393	1,983
Loss on purchase commitment	4,178	998	3,436
Total cost of revenue	114,225	116,732	147,741
Gross profit	45,780	37,282	52,780
Operating Expense:
Research and development	97,307	134,922	187,170
Sales, general and administrative	141,493	175,017	169,818
Impairment charges	15,000	184,500	—
Merger-related expenses	—	—	9,042
Amortization of acquired intangible assets	364,541	18,006	6,157
Change in fair value of contingent consideration	(18,700)	(850)	15,060
Total operating expense	599,641	511,595	387,247
Operating loss	(553,861)	(474,313)	(334,467)
Loss on extinguishment of debt	—	—	(2,033)
Gain on debt restructuring	—	154,407	—
Interest expense	(6,954)	(13,412)	(14,343)
Other income, net	14,757	23,783	32,684
Loss before income taxes	(546,058)	(309,535)	(318,159)
Income tax provision (benefit)	318	316	(11,424)
Net loss	(546,376)	(309,851)	(306,735)
Other comprehensive income (loss):
Unrealized gain on investments	35	203	4,984
Comprehensive loss	$(546,341)	$(309,648)	$(301,751)
Net loss per share:
Basic	$(1.82)	$(1.13)	$(1.21)
Diluted	$(1.82)	$(1.59)	$(1.21)

Weighted average shares outstanding used in calculating net loss per share:
Basic	299,959	274,488	253,629
Diluted	299,959	288,366	253,629
See accompanying notes to the consolidated financial statements.

Fiscal 2025 Form 10-K	81

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2022	226,505	$227	$2,099,782	$(4,765)	$(1,532,340)	$562,904
Net loss	—	—	—	—	(306,735)	(306,735)
Other comprehensive income	—	—	—	4,984	—	4,984
Issuance of common stock following milestone achievement	8,988	9	84,752	—	—	84,761
Issuance of common stock in acquisition of Apton	6,121	6	76,636	—	—	76,642
Issuance of common stock in connection with Apton liquidity event bonus plan	169	—	2,111	—	—	2,111
Issuance of common stock from Underwritten Public Equity Offering, net of issuance costs	20,125	20	189,180	—	—	189,200
Issuance of common stock in conjunction with equity plans	5,836	6	15,313	—	—	15,319
Share-based compensation expense	—	—	72,118	—	—	72,118
Balance at December 31, 2023	267,744	$268	$2,539,892	$219	$(1,839,075)	$701,304
Net loss	—	—	—	—	(309,851)	(309,851)
Other comprehensive income	—	—	—	203	—	203
Issuance of common stock in conjunction with equity plans	6,222	6	7,697	—	—	7,703
Issuance of common stock in conjunction with convertible notes exchange	20,452	20	36,179			36,199
Share-based compensation expense	—	—	71,036	—	—	71,036
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(546,376)	(546,376)
Other comprehensive income	—	—	—	35	—	35
Issuance of common stock in conjunction with equity plans	7,538	8	3,420	—	—	3,428
Share-based compensation expense	—	—	41,668	—	—	41,668
Balance at December 31, 2025	301,956	$302	$2,699,892	$457	$(2,695,302)	$5,349
See accompanying notes to the consolidated financial statements.

Fiscal 2025 Form 10-K	82

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(546,376)	$(309,851)	$(306,735)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	12,987	13,774	11,463
Amortization of intangible assets	369,448	27,412	8,261
Amortization of right-of-use assets	3,977	12,165	6,810
Share-based compensation expense	41,668	71,036	72,118
Impairment charges	15,000	184,500	—
Merger-related compensation expense	—	—	3,395
Loss on extinguishment of debt	—	—	2,033
Gain on debt restructuring	—	(154,407)	—
Accretion of discount and amortization of premium on marketable securities, net	(4,365)	(13,044)	(12,840)
Change in the estimated fair value of contingent consideration	(18,700)	(850)	15,060
Inventory provision	9,568	4,618	10,584
Deferred income taxes	(546)	(205)	(11,424)
Other	1,688	(628)	1,059
Changes in assets and liabilities
Accounts receivable, net	(7,924)	9,091	(17,829)
Inventory, net	(1,419)	(8,320)	(13,841)
Prepaid expenses and other assets	8,514	2,228	(8,984)
Accounts payable	2,482	1,405	206
Accrued expenses	3,158	(26,342)	13,103
Deferred revenue	101	(2,108)	(10,420)
Operating lease liabilities	723	(11,920)	(8,759)
Contingent consideration liability	—	—	(14,882)
Other liabilities	(1,193)	(4,612)	2,449
Net cash used in operating activities	(111,209)	(206,058)	(259,173)
Cash flows from investing activities
Purchase of property and equipment	(2,714)	(6,188)	(8,843)
Purchase of intangible assets	(5,000)	—	—
Cash paid for purchases of acquired entities, net of cash acquired	—	—	(102)
Purchase of investments	(216,911)	(498,635)	(756,567)
Sales of investments	—	34,856	595
Maturities of investments	340,073	593,971	769,521
Net cash provided by investing activities	115,448	124,004	4,604
Cash flows from financing activities
Proceeds from issuance of common stock under equity offerings, net of issuance costs	—	—	189,200
Proceeds from issuance of common stock from equity plans	3,428	7,703	15,319
Payment of debt issuance costs	—	—	(7,375)
Payment of contingent consideration	—	—	(86,411)

Fiscal 2025 Form 10-K	83

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

Payments made in conjunction with convertible notes exchange	—	(50,200)	—
Notes payable principal payoff	—	(490)	(1,842)
Net cash provided by (used in) financing activities	3,428	(42,987)	108,891
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,667	(125,041)	(145,678)
Cash, cash equivalents, and restricted cash at beginning of period	57,592	182,633	328,311
Cash, cash equivalents, and restricted cash at end of period	$65,259	$57,592	$182,633
Cash and cash equivalents at end of period	63,707	55,370	179,911
Restricted cash at end of period	1,552	2,222	2,722
Cash, cash equivalents, and restricted cash at end of period	$65,259	$57,592	$182,633

Supplemental disclosure of cash flow information
Interest paid	$8,264	$14,805	$15,687
Supplemental disclosure of non-cash investing and financing activities
Inventory transferred to property and equipment	$2,941	$4,194	$3,984
Property and equipment transferred to inventory	$(1,620)	$(2,572)	$(7,022)
Right-of-use asset and liability additions and modifications	$29,575	$18,253	$—
Issuance of common stock in conjunction with convertible notes exchange	$—	$36,199	$—
Issuance of common stock in acquisition of Apton and Omniome	$—	$—	$76,642
Issuance of common stock in connection with Apton liquidity event bonus plan	$—	$—	$2,111
Convertible notes exchange	$—	$—	$441,000
Issuance of common stock following milestone achievement	$—	$—	$84,761

See accompanying notes to the consolidated financial statements.

Fiscal 2025 Form 10-K	84

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
Our products and technology, which include our HiFi long-read sequencing technology, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of December 31, 2025. Actual results could differ materially from these estimates.

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

Fiscal 2025 Form 10-K	85

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

Concentration and Other Risks
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents, and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities, and government agencies of high credit standing. At December 31, 2025, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by U.S. Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.
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
For the years ended December 31, 2025, 2024, and 2023, no customer accounted for 10% or more of our total revenue.
As of December 31, 2025 and 2024, 40% and 36% of our accounts receivable were from domestic customers, respectively. As of December 31, 2025 and 2024, no customer represented 10% or more of our net accounts receivable.
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

Fiscal 2025 Form 10-K	86

and process technology costs. Determining net realizable value of inventories involves judgment, including projecting future average selling prices, sales volumes, and costs to complete products in work in process inventories.
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
Estimated useful lives of the major classes of property and equipment are as follows:

Estimated Useful Lives
Leasehold improvements	8 years
Lab equipment	3 to 5 years
Computer equipment	3 to 5 years
Computer software	3 years
Furniture and fixtures	3 to 5 years

Operating Leases
We have various operating lease agreements for office, research and development, manufacturing and distribution facilities, including our headquarters location in Menlo Park, California. As of December 31, 2025, these leases had remaining lease terms that expire between 2026 and 2034. We record operating lease right-of-use assets and liabilities on our consolidated balance sheets for all leases with a term of more than 12 months. The operating lease right-of-use assets and liabilities are calculated as the present value of remaining minimum lease payments over the remaining lease term using our estimated secured incremental borrowing rates at the commencement date. Lease payments included in the measurement of the lease liability comprise the fixed rent per the term of the Lease. Operating lease expense is recognized on a straight-line basis over the lease term, with variable lease payments, such as common area maintenance fees, recognized in the period incurred.

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

Fiscal 2025 Form 10-K	87

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
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually. We perform annual impairment testing of goodwill as of the first day of the second quarter, or more frequently if indicators of impairment exist. We perform annual impairment testing of IPR&D as of the first day of the third quarter, or more frequently if indicators of impairment exist. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, adverse changes in business or economic conditions, lower-than-expected performance of a product line or business, changes in strategic direction, unanticipated technological or competitive developments, loss of key personnel, and actions by governments or courts.
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

Intangible Assets and Other Finite-Lived Assets
Finite-lived intangible assets include our acquired developed technology and customer relationships. We capitalize finite-lived intangible assets and generally amortize them on a straight-line basis over the estimated useful lives. Intangible assets purchased as part of an acquisition are included in Intangible assets, net, on our consolidated balance sheets.

Fiscal 2025 Form 10-K	88

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
We account for a contract with a customer when there is a legally enforceable contract between us and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods is transferred to our customers, or services are performed, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Invoicing typically occurs upon shipment, or delivery in the case of an instrument, and payment is typically due within 30 days from invoice. In instances where the right to payment or transfer of title is contingent upon customer acceptance of the product, revenue is deferred until the acceptance criteria has been met. Revenue from instrument service contracts is recognized as the services are rendered, typically evenly over the contract term. Revenue from development agreements generally includes upfront and milestone payments. Revenue for these agreements is recognized when each separate performance obligation is satisfied.
We may enter into, or periodically modify, contracts with customers that include a combination of promised products and services, resulting in arrangements containing multiple performance obligations. We determine whether each product or service is distinct, in order to identify the performance obligations in the contract and allocate the contract transaction price among the separate performance obligations. A product or service is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. Therefore, instrument revenue is recognized upon transfer of control of the asset to the customer, which is generally upon delivery for sales made to our non-distributor customers and upon shipment for sales made to our distributor customers.

Fiscal 2025 Form 10-K	89

The consideration for contracts with multiple performance obligations is allocated between separate performance obligations based on their individual standalone selling price. We determine the best estimate of standalone selling price primarily using historical average selling prices combined with an assessment of current market conditions. If the standalone selling price is not directly observable, we rely on estimates by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, internal costs, profit objectives, pricing practices, and other observable inputs. We recognize revenues as performance obligations are satisfied by transferring control of the product or service to the customer or over the term of a product maintenance agreement with a customer. Our revenue arrangements generally do not provide a right of return. Revenue is recorded net of discounts and sales taxes collected on behalf of governmental authorities. We update the transaction price for expected consideration, subject to constraint. Where we expect, at contract inception, the timing of payments to be consistent with the transfer of goods or services or the contract duration to be one year or less, we do not adjust the transaction price for the effects of a significant financing component.
Modification of existing contracts with customers could change the scope or the price of the contract, or both. When a contract modification occurs, we exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, (iii) a cumulative catch-up adjustment to the original contract, or a combination thereof. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, allocation of revenue to the remaining performance obligations and determination of the period of recognition for each identified performance obligation.
Certain of our agreements provide options to customers which can be exercised at a future date, such as the option to purchase our product at discounted prices, among others. In accounting for customer options, we determine whether an option is a material right and this may require us to exercise judgment. If a contract provides the customer an option to acquire additional goods or services at a discount that exceeds the range of discounts that we typically give for that product or service for the same class of customer, or if the option provides the customer certain additional goods or services for free, the option is considered a material right and, therefore, a performance obligation. If the standalone selling price of the option is not directly observable, an estimated standalone selling price is utilized which considers adjustments for discounts that the customer could receive without exercising the option and the likelihood that the option will be exercised.
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

Fiscal 2025 Form 10-K	90

Credit Losses
Trade accounts receivable
The allowance for credit losses is based on our assessment of the collectability of customer accounts. We regularly review the allowance by considering factors such as the age of the accounts receivable balances, customer creditworthiness, customer industry, and current and forecasted economic conditions that may affect a customer’s ability to pay. Credit loss expense was immaterial for the years ended December 31, 2025, 2024, and 2023.
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

Fiscal 2025 Form 10-K	91

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

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This new standard requires a company to expand its existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard was effective for annual periods beginning in 2025. We adopted this ASU for our fiscal year ending December 31, 2025 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. The adoption of this new standard resulted in incremental income tax related disclosures to the notes to the consolidated financial statements but did not have a material impact on the consolidated financial statements. Additional required disclosures have been included in Note 8. Income Taxes.
Accounting Pronouncements Pending Adoption
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
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. This new standard provides guidance on the recognition, measurement, and presentation of government grants. The standard will be effective for us beginning in the first quarter of fiscal year 2029, with early adoption permitted, and can be applied using a modified prospective, modified retrospective or full retrospective transition approach. We are currently evaluating the impact of ASU 2025-10 on the consolidated financial statements.

Fiscal 2025 Form 10-K	92

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
We recognized a change in fair value of contingent consideration of $18.7 million during the year ended December 31, 2025, resulting in a contingent consideration liability of $0. This was primarily due to management's decision to cease development of the high-throughput short-read system, the associated changes in expected future revenues, and the requirement that the milestone event occur prior to the five-year anniversary of the acquisition closing date.
The acquisition was accounted for as a business combination and, accordingly, the total fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values on the acquisition date. As of December 31, 2023, the major classes of assets and liabilities to which we have allocated the total fair value of the consideration transferred were as follows:

(In thousands)
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

Fiscal 2025 Form 10-K	93

We allocated $55.0 million of the purchase price to acquired IPR&D. The fair value of the IPR&D was determined, with the assistance of a third-party valuation firm, using an income approach based on a forecast of expected future cash flows. Expected future cash flows utilize significant assumptions such as revenue projections and discount rate. We recognized a $40.0 million impairment charge during the year ended December 31, 2024 as a result of a quantitative interim impairment test. During the first quarter of 2025, based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was $0 and recorded a $15.0 million impairment charge. See Note 4. Balance Sheet Components for further details.
On January 30, 2026, we completed a disposition of assets to Illumina Cambridge Limited (the "Buyer") in accordance with the terms of an Asset Purchase Agreement (the “Asset Purchase Agreement”) (the “Asset Sale”). As consideration for the Asset Sale, Buyer paid us $50.0 million in cash and assumed certain liabilities (the “Purchase Price”). In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton Biosystems, Inc. (“Apton”) related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. See Note 12. Subsequent Events for additional information.

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

Fiscal 2025 Form 10-K	94

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets and liabilities that were measured on a recurring basis:

	December 31, 2025				December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Cash and money market funds	$60,496	$—	$—	$60,496	$55,370	$—	$—	$55,370
U.S. government & agency securities	—	3,211	—	3,211	—	—	—	—
Total cash and cash equivalents	60,496	3,211	—	63,707	55,370	—	—	55,370
Investments:
Corporate debt securities	—	23,250	—	23,250	—	46,905	—	46,905
U.S. government & agency securities	—	192,549	—	192,549	—	287,656	—	287,656
Total investments	—	215,799	—	215,799	—	334,561	—	334,561

Short-term restricted cash	20	—	—	20	690	—	—	690
Long-term restricted cash	1,532	—	—	1,532	1,532	—	—	1,532
Total assets measured at fair value	$62,048	$219,010	$—	$281,058	$57,592	$334,561	$—	$392,153

Liabilities
Contingent consideration - Apton acquisition	$—	$—	$—	$—	$—	$—	$18,700	$18,700
Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$18,700	$18,700
For the year ended December 31, 2025, there were no transfers between Level 1, Level 2, or Level 3 assets or liabilities reported at fair value on a recurring basis and our valuation techniques did not change compared to the prior year.
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
We estimate the fair value of the contingent consideration liability based on the simulated revenue of the Company through the five-year anniversary of the closing date of the acquisition. The key input used in the determination of the fair value included projected revenues of the high-throughput short-read products and services leveraging Apton's technology. Primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event must occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability is $0. An increase in the fair value of the liability may result from changes in projected revenues, including accelerated timing or higher expected amounts, and from decreases in discount rates, including the risk-free rate and the estimated subordinated credit spread for a CCC credit rating.

Fiscal 2025 Form 10-K	95

Changes in the estimated fair value of the contingent consideration liability related to the Apton acquisition for the year ended December 31, 2025 were as follows:

(In thousands)	Level 3
Beginning balance as of December 31, 2024	$18,700
Change in estimated fair value	(18,700)
Ending balance as of December 31, 2025	$—
Changes to the fair value are recorded as the change in fair value of contingent consideration on our consolidated statements of operations and comprehensive loss.
On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of the Asset Purchase Agreement. In connection with the Asset Sale, Buyer will pay at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023, which payment is expected in the first quarter of 2026. See Note 12. Subsequent Events for additional information.
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

Fiscal 2025 Form 10-K	96

Cash, Cash Equivalents, Restricted Cash, and Investments
The following table summarizes our cash, cash equivalents, restricted cash, and investments:

	December 31, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$60,496	$—	$—	$60,496
U.S. government & agency securities	3,211	—	—	3,211
Total cash and cash equivalents	63,707	—	—	63,707
Investments:
Corporate debt securities	23,172	78	—	23,250
U.S. government & agency securities	192,170	380	(1)	192,549
Total investments	215,342	458	(1)	215,799
Total cash, cash equivalents, and investments	$279,049	$458	$(1)	$279,506

Short-term restricted cash	$20	$—	$—	$20
Long-term restricted cash	$1,532	$—	$—	$1,532

	December 31, 2024
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents:
Cash and money market funds	$55,370	$—	$—	$55,370
Total cash and cash equivalents	55,370	—	—	55,370
Investments:
Corporate debt securities	46,746	184	(25)	46,905
U.S. government & agency securities	287,393	418	(155)	287,656
Total investments	334,139	602	(180)	334,561
Total cash, cash equivalents, and investments	$389,509	$602	$(180)	$389,931

Short-term restricted cash	$690	$—	$—	$690
Long-term restricted cash	$1,532	$—	$—	$1,532
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of December 31, 2025:

(In thousands)	Fair Value
Due in one year or less	$153,645
Due after one year through 5 years	65,365
Total investments	$219,010
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on our consolidated statements of operations and comprehensive loss was $13.1 million and $24.9 million for the years ended December 31, 2025 and 2024, respectively.

Fiscal 2025 Form 10-K	97

NOTE 4. BALANCE SHEET COMPONENTS

Inventory, Net
Inventory, net, consisted of the following components:

	December 31,
(In thousands)	2025	2024
Purchased materials	$38,638	$45,270
Work in process	27,051	22,172
Finished goods	15,709	14,081
Inventory, gross	81,398	81,523
Inventory reserve	(32,113)	(22,768)
Inventory, net	$49,285	$58,755

Property and Equipment, Net
Property and equipment, net, consisted of the following components:

	December 31,
(In thousands)	2025	2024
Laboratory equipment and machinery	$47,742	$47,273
Leasehold improvements	33,837	33,770
Computer equipment	19,477	18,882
Software	7,197	7,280
Furniture and fixtures	2,954	2,972
Construction in progress	5,409	2,276
Total	116,616	112,453
Less: Accumulated depreciation	(92,470)	(81,948)
Property and equipment, net	$24,146	$30,505
Construction in progress consists of capitalizable costs that have been incurred for the construction of finite-lived assets and is primarily comprised of amounts that will be classified as lab equipment.
Depreciation expense during the years ended December 31, 2025, 2024, and 2023 was $13.0 million, $13.8 million, and $11.5 million, respectively.

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We recognized $144.5 million of impairment charges during the year ended December 31, 2024.
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

Fiscal 2025 Form 10-K	98

To determine the fair value of the entity-level reporting unit as of March 31, 2025, we performed our impairment test using a combination of an income approach and a market approach to determine the fair value of the reporting unit. The income approach utilized estimated discounted cash flows, while the market approach utilized comparable company information. Significant assumptions used in the income approach included revenue growth expectations and a selected discount rate of 12.0%. The discount rate was based on the weighted average cost of capital, determined using market, industry data, and related risk factors. The assumptions used were inherently subject to uncertainty. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and management judgment. The assessed fair value was deemed reasonable based on a market capitalization reconciliation and a supportable control premium.
We performed our annual assessment for goodwill impairment in the second quarter of 2025, noting no impairment.
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
IPR&D is reviewed for impairment at least annually, or more frequently if an event occurs indicating the potential for impairment. We recognized a $40.0 million impairment charge during the year ended December 31, 2024.
During the first quarter of 2025, based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was $0 and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D to $0 as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and resulted in ceasing development of our high-throughput short-read sequencing platform. The impairment charge is included on our consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Significant estimates and assumptions used in the income approach include timing of future cash flows, revenue growth assumptions, a selected discount rate of 14.0%, and a selected obsolescence factor of 11 years. The discount rate was based primarily on the weighted average cost of capital, determined using market, peer company, industry data, and related risk factors. The assessment is a level 3 measurement due to its reliance on certain unobservable inputs and management judgment. The assumptions used were inherently subject to uncertainty.
Changes to IPR&D during the year ended December 31, 2025 were as follows:

(In thousands)
Balance as of December 31, 2024	$15,000
Impairment charge	(15,000)
Balance as of December 31, 2025	$—
See Note 6. Restructuring for additional information on costs incurred in connection with our current year restructuring activities.

Fiscal 2025 Form 10-K	99

In addition to IPR&D, we had the following acquired finite-lived intangible assets as of December 31, 2025:

(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 to 15	$421,179	$(406,055)	$15,124
Customer relationships	2	360	(360)	—
Total		$421,539	$(406,415)	$15,124
Amortization expense of intangibles was $369.4 million, $27.4 million and $8.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the years ended December 31, 2025, 2024, and 2023 amortization expense of intangibles in cost of revenue was $4.9 million, $9.4 million, and $2.0 million, respectively. For the years ended December 31, 2025, 2024, and 2023, amortization expense of intangibles in operating expenses was $364.5 million, $18.0 million, and $6.3 million, respectively.
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
During the first quarter of 2025, we revised the estimated useful life of the developed technology acquired in the 2021 Omniome, Inc. ("Omniome") acquisition. This change reflects updated strategic plans and restructuring initiatives focused on accelerating HiFi sequencing adoption, leading to ceased development of our high-throughput short-read platform and revised expectations for the timing and amount of future cash flows from short-read sequencing products and services. As a result of the change in estimate, we recognized accelerated amortization of $359.3 million within amortization of acquired intangible assets in operating expenses, reflecting our revised estimate that the asset will no longer generate economic benefit. This expense had a negative impact on basic and diluted net loss per share of $1.20 for the year ended December 31, 2025.
On March 7, 2025, the Company entered into an agreement to acquire certain developed technology and related intellectual property from The Chinese University of Hong Kong for a total consideration of $9.7 million. In addition, the Company entered into a license agreement for complementary developed technology during the three months ended March 31, 2025. Both the acquired technology and license are classified as intangible assets and are being amortized over an estimated useful life of three years. As of December 31, 2025, $5.0 million of these intangible assets remained unpaid. This amount is included in accrued liabilities on the condensed consolidated balance sheets and is expected to be paid in 2026.
The estimated future amortization expense of acquisition-related intangible assets with finite lives is estimated as follows:

(In thousands)
2026	$4,079
2027	4,079
2028	1,301
2029	745
2030	745
2031 and thereafter	4,175
Total	$15,124

Fiscal 2025 Form 10-K	100

Assets Held for Sale
During the fourth quarter of 2025, the Company committed to a plan to sell certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. The assets met the held-for-sale criteria under ASC 360. The carrying value of the assets was previously written down to $0 through impairment charges and accelerated amortization resulting from the change in estimated useful life recorded in the first quarter of 2025. Accordingly, no additional loss was recognized upon classification of such assets as held-for-sale. The Company completed the disposition of assets on January 30, 2026. See Note 12. Subsequent Events for additional information.

Accrued Expenses
Accrued expenses consisted of the following components:

	December 31,
(In thousands)	2025	2024
Salaries and benefits	$18,254	$11,706
Accrued intangibles	5,000	—
Accrued interest payable	3,270	2,470
Accrued product development costs	36	1,111
Accrued professional services and legal fees	874	824
Inventory accrual	790	1,237
Warranty accrual	3,046	3,100
Other	2,376	2,147
Accrued expenses	$33,646	$22,595

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
Changes in the reserve for product warranties were as follows:

	Years Ended December 31,
(In thousands)	2025	2024
Balance at beginning of period	$3,100	$4,681
Additions charged to cost of product revenue	5,554	6,144
Repairs and replacements	(5,608)	(7,725)
Balance at end of period	$3,046	$3,100

Deferred Revenue
As of December 31, 2025, we had a total of $19.9 million of deferred revenue, $16.0 million of which was recorded as deferred revenue, current and $3.9 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the year ended December 31, 2025 includes $12.3 million that was included in deferred revenue, current as of December 31, 2024.

Fiscal 2025 Form 10-K	101

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $49.2 million, of which approximately 80% is expected to be converted to revenue in 2026, approximately 16% in the following twelve months, and the remainder thereafter.

Other Liabilities, Current
Other liabilities, current, consisted of the following components:

	December 31,
(In thousands)	2025	2024
Accrued Employee Stock Purchase Plan	$1,377	$2,014
Other	654	1,210
Other liabilities, current	$2,031	$3,224

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

Fiscal 2025 Form 10-K	102

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

Fiscal 2025 Form 10-K	103

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
The carrying amount of the liability for the 2029 Notes as of December 31, 2025 is $212.0 million, of which $209.0 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our consolidated balance sheets.
Changes to the 2029 Notes during the year ended December 31, 2025 were as follows:

(In thousands)
Carrying amount as of December 31, 2024	$214,200
Contractual interest expense	(2,200)
Carrying amount as of December 31, 2025	$212,000
As of December 31, 2025, the estimated fair value (Level 2) of the 2029 Notes was $183.5 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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

Fiscal 2025 Form 10-K	104

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

Fiscal 2025 Form 10-K	105

Following the closing of the 2023 Exchange Transaction, $459.0 million in aggregate principal amount of 2028 Notes remained outstanding with terms unchanged.
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current on our consolidated balance sheets as follows:

	December 31,
(In thousands)	2025	2024
Principal amount	$441,000	$441,000
Unamortized debt premium	379	453
Unamortized debt issuance costs	(4,997)	(5,959)
Net carrying amount	$436,382	$435,494
Interest expense for the 2030 Notes for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Contractual interest expense	$6,064	$6,081	$3,032
Amortization of debt issuance costs	961	950	463
Total interest expense	$7,025	$7,031	$3,495
As of December 31, 2025, the estimated fair value (Level 2) of the 2030 Notes was $317.0 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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
Interest expense for the 2028 Notes was as follows for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Contractual interest expense	$—	$6,139	$10,133
Amortization of debt issuance costs	—	289	472
Total interest expense	$—	$6,428	$10,605

Fiscal 2025 Form 10-K	106

NOTE 6. RESTRUCTURING

2025 Restructuring
During the year ended December 31, 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Year Ended December 31, 2025	Cumulative amount incurred to date
Employee separation costs	$4,787	$4,787
Other costs	1,076	1,076
Total restructuring charges (1)	$5,863	$5,863
(1) Cumulative charges incurred to date include $3.8 million in sales, general and administrative expense and $2.1 million in research and development expense.
Charges included employee separation costs comprised of approximately $2.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification ("WARN") Act and approximately $2.3 million of severance costs.
Charges included in other costs are primarily related to legal expenses incurred in connection with employee separation matters.
In connection with the restructuring and strategic shift, we incurred an additional $389.9 million in costs. These primarily include $359.3 million of accelerated amortization of certain intangible assets, $15.0 million of IPR&D impairment charges, charges of $8.1 million related to excess inventory due to decreased external demand, $3.9 million for estimated losses on purchase commitments tied to anticipated future excess inventory included in cost of revenue, and $3.1 million of accelerated depreciation of fixed assets. See Note 4. Balance Sheet Components for additional information on the IPR&D impairment assessment and the change in estimated useful life of the intangible asset and accelerated amortization.
A summary of the liabilities related to the restructuring is as follows:

(In thousands, excluding non-cash activities)	Employee Separation Costs	Other Costs	Total
Expense recorded in YTD 2025	$4,787	$1,076	$5,863
Cash paid during YTD 2025	(4,787)	(687)	(5,474)
Amount recorded in current liabilities as of December 31, 2025	$—	$389	$389

Estimated total restructuring costs to still be incurred	$—	$—	$—

Fiscal 2025 Form 10-K	107

2024 Restructuring
During the year ended December 31, 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Year Ended December 31, 2025	Cumulative amount incurred to date
Employee separation costs	$—	$10,008
Other costs	888	16,102
Total restructuring charges(1)	$888	$26,110
(1) Cumulative charges incurred to date include $15.8 million in sales, general and administrative expense; $5.9 million in research and development expense; and $4.4 million in cost of revenue.
Cumulative charges incurred to date include employee separation costs comprised of approximately $5.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the WARN Act and approximately $4.5 million of severance costs.
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
A summary of the liabilities related to the restructuring is as follows:

(In thousands)	Other Costs	Total
Amount recorded in current liabilities as of December 31, 2024	$170	$170
Additional expense recorded	888	888
Cash payments	(1,058)	(1,058)
Amount recorded in current liabilities as of December 31, 2025	$—	$—

Estimated total restructuring costs to still be incurred	$—	$—
The table above excludes noncash activities and amounts incurred relating to the San Diego office lease liability. The ending balance of the San Diego office lease liability as of December 31, 2025 is $0.

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

Fiscal 2025 Form 10-K	108

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
As of December 31, 2025, the maturities of our operating lease liabilities were as follows:

(In thousands)
2026	$3,960
2027	9,165
2028	12,389
2029	12,761
2030	13,144
Thereafter	46,752
Total undiscounted operating lease payments	98,171
Less: imputed interest	(41,131)
Present value of operating lease liabilities	$57,040

Balance Sheet Classification:
Operating lease liabilities, current	$448
Operating lease liabilities, non-current	56,592
Total operating lease liabilities	$57,040
We use our incremental borrowing rate to determine the present value of lease payments, as the implicit rates in our leases are not readily determinable. The weighted-average discount rate used to measure our operating lease liabilities was 10.2%. The weighted-average remaining lease term for our operating leases as of December 31, 2025 was 8.2 years.
Cash Flows
Cash paid for amounts included in the present value of operating lease liabilities was $4.8 million and $14.2 million for the years ended December 31, 2025 and 2024, respectively, and were included in operating cash flows.
Operating Lease Costs
Operating lease costs were $9.3 million and $14.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Fiscal 2025 Form 10-K	109

Please see subsection titled Legal Proceedings, in Part I, Item 3 of this Annual Report on Form 10-K.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of December 31, 2025.

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
Our purchase orders and contractual obligations are approximately $71.3 million as of December 31, 2025, which consist of open purchase orders and contractual obligations in the ordinary course of business, including commitments with contract manufacturers and suppliers for which we have not received the goods or services. A majority of these purchase obligations are due within a year. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
We recognized a loss on purchase commitment of $4.2 million for the year ended December 31, 2025, which was recorded as part of accrued expenses on our consolidated balance sheet and is included in the aforementioned purchase orders and contractual obligations amount. The purchase commitment loss is based on our estimate of future excess inventory under supply agreements with third-party vendors for which we do not expect to have related sales.
We have a long-term supply agreement, which was most recently amended in September 2025 (the “Supply Agreement”), for the purchase of certain products with a semiconductor manufacturer (“Supplier”). The Supply Agreement provides for minimum purchase commitments through 2031 in exchange for guaranteed capacity at Supplier. We are responsible for providing certain materials to allow our Supplier to perform its obligations under the contract.
We paid our Supplier deposits totaling $15.0 million (the “Deposit”), of which $4.0 million and $3.0 million was refunded to us during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $8.0 million related to the Deposit was included in other long-term assets on our consolidated balance sheets, as we believe it is probable the minimum volume purchase commitment level will be achieved.

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

Fiscal 2025 Form 10-K	110

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
During the years ended December 31, 2025, 2024, and 2023 income/(loss) before taxes from U.S. operations were ($547.5) million, ($311.0) million, and ($318.9) million, respectively, and income/(loss) before taxes from foreign operations was $1.4 million, $1.5 million, and $0.7 million, respectively.

Income Tax Provision (Benefit)
Income tax provision (benefit) consists of the following:

	Years ended December 31,
(In thousands)	2025	2024	2023
Current tax provision (benefit):
US Federal	$—	$—	$—
US State	—	—	—
Foreign	864	521	—
Total current tax provision (benefit)	864	521	—

Deferred tax expense (benefit):
US Federal	(275)	(8)	(9,956)
US State	(271)	(197)	(1,468)
Foreign	—	—	—
Total deferred tax provision (benefit)	(546)	(205)	(11,424)

Total income tax provision (benefit)
US Federal	(275)	(8)	(9,956)
US State	(271)	(197)	(1,468)
Foreign	864	521	—
Total income tax provision (benefit)	$318	$316	$(11,424)

Fiscal 2025 Form 10-K	111

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Years ended December 31,
	2025		2024		2023
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
At statutory tax rate	$(114,672)	21.0%	$(65,002)	21.0%	$(66,807)	21.0%
State and local income taxes, net of federal income tax effect	(741)	0.1	(1,100)	0.4	(2,250)	0.7
Tax credits:
R&D credit	(1,654)	0.3	(6,677)	2.2	(7,596)	2.4
Nontaxable or nondeductible items:
Stock compensation	9,845	(1.8)	10,526	(3.4)	5,851	(1.8)
Goodwill impairment	—	—	30,345	(9.8)	—	—
Other	(3,515)	0.6	793	(0.3)	1,513	(0.5)
Effect of cross-border tax laws	367	(0.1)	405	(0.1)	(6)	—
Changes in valuation allowance	107,803	(19.7)	27,394	(8.9)	55,413	(17.4)
Other	781	(0.1)	291	(0.1)	1	—
Foreign tax effects	557	(0.1)	219	(0.1)	362	(0.1)
Changes in unrecognized tax benefits	1,547	(0.3)	3,122	(1.0)	2,095	(0.7)
Total effective tax rate	$318	(0.1)	$316	(0.1)	$(11,424)	3.6
For the years ended December 31, 2025, 2024 and 2023, state and local income taxes in California and Massachusetts comprise the majority of the state and local income taxes, net of federal effect category.

Fiscal 2025 Form 10-K	112

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	December 31,
(In thousands)	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$466,004	$434,122
Research and development credits	93,752	91,416
Fixed assets	1,446	—
Capitalized research and experimental expenses	68,647	73,281
Accruals and reserves	14,077	10,506
Cancellation of indebtedness income and interest expense	18,473	20,424
Share-based compensation	14,778	18,195
Operating lease liability	13,199	5,618
Total deferred tax assets	690,376	653,562
Less: Valuation allowance	(678,952)	(558,794)
Total deferred tax assets	11,424	94,768
Deferred Tax Liabilities:
Intangibles	(1,810)	(91,504)
Fixed assets	—	(261)
Operating lease right-of-use assets	(9,614)	(3,549)
Total deferred tax liabilities	(11,424)	(95,314)
Deferred tax liabilities, net	$—	$(546)
At December 31, 2025, we maintained a valuation allowance against our net deferred tax assets which totaled $679.0 million, including net operating loss carryforwards and research and development credits of $466.0 million and $93.8 million, respectively.
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
For the year ended December 31, 2025, the Company's valuation allowance increased to $679.0 million, primarily because of an increase in our net operating losses and credits that were fully offset by a valuation allowance. For the year ended December 31, 2024, the Company's valuation allowance increased to $558.8 million, primarily because of an increase in our credits and capitalized research and experimental expenses that were fully offset by a valuation allowance. The change in valuation allowance of $120.2 million was charged to continuing operations.

Fiscal 2025 Form 10-K	113

Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2025, we had a net operating loss carryforward for federal income tax purposes of approximately $1,844.8 million, of which $779.3 million is subject to annual expirations beginning in 2026. We had a total state net operating loss carryforward of approximately $1,222.9 million, which is subject to annual expirations. Utilization of some of the federal and state net operating loss and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization.
We have federal credits of approximately $66.1 million, a portion of which will begin to expire in 2026 if not utilized and state research credits of approximately $57.3 million, which have no expiration date. These tax credits are subject to the same limitations discussed above.

Unrecognized Tax Benefits
As of December 31, 2025, our total unrecognized tax benefit was $19.2 million. A reconciliation of the beginning and ending unrecognized tax benefit balance is as follows:

(In thousands)
Balance as of December 31, 2022	$10,410
Increase in balance related to tax positions taken in prior year	2,044
Increase in balance related to tax positions taken during current year	2,100
Balance as of December 31, 2023	14,554
Decrease in balance related to tax positions taken in prior year	(6)
Increase in balance related to tax positions taken during current year	3,128
Balance as of December 31, 2024	17,676
Decrease in balance related to tax positions taken in prior year	(14)
Increase in balance related to tax positions taken during current year	1,562
Balance as of December 31, 2025	$19,224
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2025 and 2024, we had no accrued interest or penalties due to our net operating losses available to offset any tax adjustment. If total unrecognized tax benefits were realized in the future, it would not result in any tax benefit as we currently have a full valuation allowance. We file U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2022 to present and December 31, 2021 to present, respectively. In addition, all of the net operating losses and research and development credit carryforwards that may be utilized in future years may be subject to examination. We are not currently under examination by income tax authorities in any jurisdiction.

Fiscal 2025 Form 10-K	114

Income Taxes Paid
Income taxes paid net of refunds received exceeding 5% of the annual total by jurisdiction:

	Years ended December 31,
(In thousands)	2025	2024	2023
U.S. Federal	$—	$—	$—
U.S. State and Local	—	—	—
Foreign:
Canada	29	38	69
China	*	107	17
Germany	52	74	64
Japan	*	16	18
Netherlands	88	*	*
Taiwan	*	*	22
United Kingdom	277	*	(56)
Other foreign jurisdictions	35	21	6
Total foreign	481	256	140
Total income taxes paid	$481	$256	$140
* Income tax paid net of refunds received did not exceed 5% of the annual total by jurisdiction.

NOTE 9. STOCKHOLDERS' EQUITY

Common and Preferred Stock
Our Certificate of Incorporation, as amended and restated in 2010 in connection with the closing of our initial public offering, authorizes us to issue 1,000,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
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

Fiscal 2025 Form 10-K	115

On June 18, 2024, our stockholders approved an amendment to the 2020 Plan, and we reserved an additional 20.0 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
On June 4, 2025, our stockholders approved an amendment to the 2020 Plan, and we reserved an additional 23.0 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of December 31, 2025, we had 38.6 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.

Stock Options
The following table summarizes stock option activity for time-based awards:

(Shares in thousands)	Number of shares	Weighted-average exercise price
Outstanding at December 31, 2024	10,509	$11.09
Granted	8,290	$1.22
Exercised	—	$—
Canceled	(2,823)	$8.54
Expired	(467)	$7.15
Outstanding at December 31, 2025	15,509	$6.40
The aggregate intrinsic value of the outstanding options presented in the table above as of December 31, 2025, totaled $5.1 million, and had a weighted-average remaining contractual life of 6.9 years.
The aggregate intrinsic value of outstanding options represents the total pre-tax intrinsic value (i.e. the difference between $1.87, our closing stock price on the last trading day of our fourth quarter of 2025, and the option exercise price multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The aggregate intrinsic value changes at each reporting date based on the fair market value of our common stock.
The vested and exercisable options as of December 31, 2025, totaled 9,817,500 shares, had an aggregate intrinsic value that was $1.5 million, a weighted-average exercise price per share of $9.28, and a weighted-average remaining contractual life of 5.6 years.
The vested and expected to vest options as of December 31, 2025, totaled 15,136,547 shares, had an aggregate intrinsic value of $4.7 million, a weighted-average exercise price per share of $6.63, and a weighted-average remaining contractual life of 6.8 years.
There were no stock options exercised during the year ended December 31, 2025. The total intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.8 million, and $8.8 million, respectively. The total intrinsic value of options exercised represents the difference between our closing stock price on the exercise date and the option exercise price, multiplied by the number of in-the-money options exercised.
The weighted-average grant-date fair value of all options granted was $0.90 in 2025, $1.40 in 2024, and $7.32 in 2023, each determined by the Black-Scholes option valuation method.

Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
We have awarded both Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs"). Each RSU represents the right to receive one share of our common stock upon meeting the required service-based vesting conditions. RSUs typically vest over two to four years, with equal annual installments.
In 2023, PSUs were granted and are based on performance against predefined revenue targets and require continued employment throughout the vesting period. These PSUs become issuable after the third year of the performance period. Achieving the maximum revenue goal allows up to 200% of the target PSU shares to become eligible for vesting, while failing to meet the minimum revenue goal results in no shares vesting.

Fiscal 2025 Form 10-K	116

The following table summarizes the time-based RSU and PSU activity:

			Weighted-average grant date fair value
(Shares in thousands)	Restricted Stock Units (RSUs)	Performance Stock Units (PSUs)	RSU	PSU
Outstanding at December 31, 2024	14,211	392	$7.41	$9.43
Granted	11,997	—	1.26	—
Vested	(4,435)	—	9.49	—
Forfeited	(4,222)	—	4.00	—
Outstanding at December 31, 2025	17,551	392	$3.50	$9.43
The total fair value of shares vested related to RSUs during the years ended December 31, 2025, 2024, and 2023 was $42.1 million, $47.2 million, and $39.3 million, respectively, based on the grant date fair value of each RSU award.
The weighted-average grant-date fair value of all RSUs granted was $1.26 in 2025, $5.02 in 2024, and $9.65 in 2023.

Employee Stock Purchase Plan
As of December 31, 2025, a total of 37.5 million shares of our common stock have been reserved for issuance under the ESPP, which allows eligible employees to acquire common stock at a discounted price through payroll deductions during designated offering periods. Each offering period typically consists of four purchase periods, each lasting approximately six months. Shares are purchased at the lower of 85% of the fair market value of the common stock at either the beginning of the offering period or the end of the purchase period. If the stock price at the end of a purchase period is lower than at the start of the offering period, the existing offering period will be reset, and a new offering period will begin. The ESPP provides for an annual increase to the shares available for issuance at the beginning of each fiscal year equal to the lesser of 2% of the common shares then outstanding, 4,000,000 shares, or an amount determined by the ESPP’s administrator.
For the years ended December 31, 2025, 2024, and 2023, 3,102,930 shares, 1,906,529 shares, and 1,735,058 shares of common stock were purchased under the ESPP, respectively. As of December 31, 2025, 15.2 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenue	$3,847	$5,691	$5,399
Research and development	11,173	19,172	22,435
Sales, general and administrative	26,648	46,173	44,284
Total share-based compensation	41,668	71,036	72,118
As of December 31, 2025 and 2024, $0.4 million and $0.6 million of share-based compensation cost was capitalized in inventory, net, on our consolidated balance sheets, respectively.
We estimate forfeitures related to our share-based compensation plans. The estimated forfeiture rate is based on historical data, trends, and other relevant factors, such as employee turnover rates and expectations about future forfeitures. The estimated forfeiture rate is reviewed periodically and adjusted as necessary to reflect changes in these factors.
The tax benefit of share-based compensation expense was immaterial for the years ended December 31, 2025, 2024, and 2023 due to a valuation allowance on the net deferred tax assets of our U.S. entities, for which we have concluded that it is more likely than not that we will not realize our deferred tax assets.

Fiscal 2025 Form 10-K	117

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
The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term in years	4.9	4.9	4.9
Expected volatility	95% - 96%	81% - 93%	77% - 78%
Risk-free interest rate	3.89% – 4.29%	3.48% – 4.32%	3.73% – 4.60%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$0.90	$1.40	$7.32
There were no stock options exercised during the year ended December 31, 2025. Cash received from option exercises for the years ended December 31, 2024 and 2023 was $1.6 million and $6.5 million, respectively.
ESPP
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term in years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	101% - 113%	81% - 118%	79% - 97%
Risk-free interest rate	3.7% - 4.3%	3.9% - 5.3%	4.9% - 5.5%
Dividend yield	—	—	—
Weighted-average grant date fair value per share	$0.89	$1.53	$5.34
Cash received through the ESPP for the years ended December 31, 2025, 2024, and 2023 was $3.4 million, $6.1 million, and $8.8 million, respectively.
As of December 31, 2025, $46.8 million of total unrecognized compensation expense related to stock options, restricted stock, and ESPP shares was expected to be recognized over a weighted-average period of 1.6 years.

Fiscal 2025 Form 10-K	118

NOTE 10. NET LOSS PER SHARE
The following table presents the calculation of the basic and diluted net loss per share amounts presented on our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Numerator:
Basic
Basic net loss	$(546,376)	$(309,851)	$(306,735)
Diluted
Basic net loss	$(546,376)	$(309,851)	$(306,735)
Add: Interest charges applicable to convertible notes (2028 Notes)	—	6,428	—
Less: Gain on debt restructuring (2029 Notes)	—	(154,407)	—
Diluted net loss	$(546,376)	$(457,830)	$(306,735)

Denominator:
Basic
Weighted-average shares used in computing basic net loss per share	299,959	274,488	253,629
Basic net loss per share	$(1.82)	$(1.13)	$(1.21)
Diluted
Weighted-average shares used in computing basic net loss per share	299,959	274,488	253,629
Add: Weighted average shares issuable upon conversion of convertible notes (2028 Notes)	—	9,395	—
Add: Weighted average shares issuable upon conversion of convertible notes (2029 Notes)	—	4,483	—
Weighted-average shares used in computing diluted net loss per share	299,959	288,366	253,629
Diluted net loss per share	$(1.82)	$(1.59)	$(1.21)
The following shares issuable upon conversion of the convertible senior notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Shares issuable upon conversion of convertible senior notes	61,415	20,512	31,063
Equity awards	41,613	34,136	27,246
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

Fiscal 2025 Form 10-K	119

•net loss per share
Our assets are primarily located in the United States of America and not allocated to any specific region, and we do not measure the performance of geographic regions based upon asset-based metrics. Therefore, geographic information is presented only for revenue.
A summary of the segment profit or loss, including significant segment expenses is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Total revenue	160,005	154,014	200,521
Less:
Cost of revenue	114,225	116,732	147,741
Research and development	97,307	134,922	187,170
Sales and marketing	72,972	87,244	79,287
General and administrative	68,521	87,773	90,531
Impairment charges	15,000	184,500	—
Merger-related expenses	—	—	9,042
Change in fair value of contingent consideration	(18,700)	(850)	15,060
Amortization of acquired intangible assets	364,541	18,006	6,157
Loss on extinguishment of debt	—	—	2,033
Gain on debt restructuring	—	(154,407)	—
Other income, net	7,803	10,371	18,341
Income tax provision (benefit)	318	316	(11,424)
Consolidated net loss	(546,376)	(309,851)	(306,735)
A summary of our revenue by geographic location is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Americas (1)	$72,798	$78,711	$105,410
Europe, Middle East, and Africa	44,051	34,594	40,658
Asia-Pacific	43,156	40,709	54,453
Total revenue	$160,005	$154,014	$200,521
(1)     Includes United States revenue of $69.7 million, $75.3 million, and $100.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
A summary of our revenue by category is as follows:

	Years Ended December 31,
(In thousands)	2025	2024	2023
Instrument revenue	$53,819	$65,776	$120,451
Consumables revenue	81,939	70,373	63,421
Product revenue	135,758	136,149	183,872
Service and other revenue	24,247	17,865	16,649
Total revenue	$160,005	$154,014	$200,521

Fiscal 2025 Form 10-K	120

NOTE 12. SUBSEQUENT EVENTS
On January 30, 2026, we completed a disposition of certain assets to Buyer pursuant to an Asset Purchase Agreement dated January 30, 2026. Under the agreement, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. In consideration, Buyer paid $50.0 million in cash, assumed certain liabilities, and granted us a non-exclusive license to certain intellectual property included in the purchased assets. In connection with the Asset Sale, Buyer will pay, at our direction, 4% of the net cash proceeds to the former equity holders of Apton Biosystems, Inc. in connection with the waiver of remaining milestone obligations from our August 2023 acquisition of Apton, with such payment expected in the first quarter of 2026. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale.

Fiscal 2025 Form 10-K	121

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer, our Chief Financial Officer, and our principal accounting officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Pacific Biosciences of California, Inc.’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s financial statements. Ernst & Young’s attestation report on the Company’s internal control over financial reporting appears on page 123 hereof.

Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Fiscal 2025 Form 10-K	122

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Pacific Biosciences of California, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Pacific Biosciences of California, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pacific Biosciences of California, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 25, 2026

Fiscal 2025 Form 10-K	123

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Adoption of Executive Incentive Compensation Plan
On February 24, 2026, our board of directors adopted the Executive Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan allows us to grant incentive awards, generally payable in cash (or its equivalent), to employees selected by the administrator of the Incentive Compensation Plan, including our named executive officers, based upon performance goals established by the administrator.
Under the Incentive Compensation Plan, the administrator determines the performance goals applicable to any award, which goals may include, without limitation, goals related to research and development milestones, regulatory milestones or regulatory-related goals, gross margin, financial milestones, new product or business development, operating margin, product release timelines or other product release milestones, publications, cash flow, procurement, savings, internal structure, revenue, earnings, leadership development, project function or portfolio-specific milestones, license or research collaboration agreements, capital raising, initial public offering preparations, patentability, and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.
A committee appointed by our board of directors (which, until our board of directors determines otherwise, will be the Compensation Committee of our board of directors (the “Committee”)) administers the Incentive Compensation Plan. Our board of directors may administer the Incentive Compensation Plan concurrently with the Committee or revoke the delegation of some or all authority previously delegated. The administrator of the Incentive Compensation Plan may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.
Actual awards generally will be paid in cash (or its equivalent), and, unless otherwise determined by the administrator, to earn an actual award, a participant must be employed by the Company Group (as defined in the Incentive Compensation Plan) on the date the actual award is paid. Payment of awards occurs as soon as practicable after the end of the performance period to which the actual award relates and after the actual award is approved by the administrator, but no later than the dates set forth in the Incentive Compensation Plan.
The administrator has the authority to amend, suspend or terminate the Incentive Compensation Plan at any time and for any reason, provided such action does not, without the consent of a participant, alter or impair the existing rights of such participant with respect to any earned award.
The above description of the material terms of the Incentive Compensation Plan does not purport to be complete and is qualified in its entirety by reference to the Incentive Compensation Plan attached hereto as Exhibit 10.32 and incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Fiscal 2025 Form 10-K	124

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Fiscal 2025 Form 10-K	125

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
(b)Financial Statement Schedules: See Item 15(a)(2), above.
(c)Exhibits: Refer to the Exhibit Index that follows.

Fiscal 2025 Form 10-K	126

Exhibit Index

		Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-K	3.1	March 23, 2011
3.2	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.4	Certificate of Amendment to the Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
4.1	Specimen Common Stock Certificate	S-1/A	4.1	October 1, 2010
4.2	Description of Registrant’s securities registered under Section 12 of the Exchange Act			Filed herewith
4.3	Indenture, dated February 16, 2021, between Pacific Biosciences of California, Inc., and U.S. Bank National Association, as Trustee	10-Q	4.1	August 4, 2023
4.4	Form of 1.50% Convertible Senior Notes due 2028 (included in Exhibit 4.3)	10-Q	4.1	August 4, 2023
4.5	Indenture, dated as of June 30, 2023, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	4.1	June 30, 2023
4.6	Form of 1.375% Convertible Senior Note due 2030 (included in Exhibit 4.5)	8-K	4.2	June 30, 2023
4.7	Indenture, dated as of November 21, 2024, by and between Pacific Biosciences of California, Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	November 22, 2024
4.8	Form of 1.50% Convertible Senior Note due 2029 (included in Exhibit 4.7)	8-K	4.2	November 22, 2024
10.1+	Form of Director and Executive Officer Indemnification Agreement	S-1	10.1	August 16, 2010
10.2+	2010 Equity Incentive Plan	S-1	10.4	August 16, 2010
10.3+	2010 Equity Incentive Plan forms of agreement	10-Q	10.1	May 2, 2018
10.4+	2010 Employee Stock Purchase Plan and forms of agreement thereunder	S-1	10.5	August 16, 2010
10.5+	2010 Outside Director Equity Incentive Plan	S-1	10.6	August 16, 2010
10.6+	2010 Outside Director Equity Incentive Plan forms of agreement	10-Q	10.2	May 2, 2018
10.7+	2020 Equity Incentive Plan, as amended	8-K	10.1	June 6, 2025
10.8+	Form of Global Stock Option Agreement under the Pacific Biosciences of California, Inc., 2020 Equity Incentive Plan, as amended	8-K	10.2	June 20, 2024
10.9+	Form of Global Restricted Stock Unit Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.3	June 20, 2024
10.10+	Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc., and related forms of agreement thereunder	10-Q	10.4	November 5, 2021
10.11+	Pacific Biosciences of California, Inc. 2020 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	8-K	10.1	November 19, 2021
10.12+	Form of Change in Control and Severance Agreement for executive officers	10-K	10.13	March 17, 2025
10.13+	Letter Relating to Employment Terms by and between the Registrant and Christian O. Henry effective September 14, 2020	10-K	10.15	February 26, 2021
10.14+	Amended Change in Control and Severance Agreement by and between the Registrant and Christian O. Henry dated December 11, 2024	10-K	10.15	March 17, 2025
10.15+	Letter Relating to Employment Terms by and between the Registrant and Mark Van Oene effective January 8, 2021	10-K	10.18	February 26, 2021
10.16+	Amended Change in Control and Severance Agreement by and between the Registrant and Mark Van Oene dated December 12, 2024	10-K	10.17	March 17, 2025

Fiscal 2025 Form 10-K	127

10.17†	Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated July 22, 2015	10-K	10.18	March 17, 2025
10.18†	First Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 23, 2016	10-K	10.19	March 17, 2025
10.19	Second Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated December 30, 2019	10-K	10.20	March 17, 2025
10.20	Third Amendment to Lease Agreement by and between the Registrant and Menlo Park Portfolio II, LLC, dated March 7, 2025	10-K	10.21	March 17, 2025
10.21	Investment Agreement, dated as of February 9, 2021, between Pacific Biosciences of California, Inc. and SB Northstar LP.	8-K	10.1	February 10, 2021
10.22+	Letter Relating to Employment Terms by and between the Registrant and Michele Farmer effective May 17, 2021	10-Q	10.2	August 6, 2021
10.23	Agreement and Plan of Merger of Reorganization among Pacific Biosciences of California, Inc., Apollo Acquisition Corp., Apollo Acquisition Sub, LLC, Omniome, Inc. and Shareholder Representative Services, LLC, as securityholder representative, dated as of July 19, 2021	8-K	10.1	July 20, 2021
10.24	Securities Purchase Agreement, dated as of July 19, 2021, by and between Pacific Biosciences of California, Inc., and each of the Investors	8-K	10.2	July 20, 2021
10.25	Letter Agreement, dated June 23, 2023, between the Company and Chimera Investment LLC	8-K	10.1	June 26, 2023
10.26	Letter Agreement, dated November 7, 2024, between the Company and SB Northstar LP	8-K	10.1	November 7, 2024
10.27	Letter Agreement, dated November 21, 2024, between the Company and SB Northstar LP	8-K	10.1	November 22, 2024
10.28+	Form of Performance-Based Restricted Stock Unit Award Agreement under the Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	10-K	10.28	February 28, 2024
10.29+	Outside Director Compensation Policy	10-Q	10.3	May 12, 2025
10.30+	Letter Relating to Employment Terms by and between the Registrant and James R. Gibson effective March 24, 2025	10-Q	10.2	May 12, 2025
10.31+	Asset Purchase Agreement, dated January 30, 2026, by and between the Company, Illumina Cambridge Limited, and Illumina, Inc.	8-K	10.1	February 2, 2026
10.32+	Executive Incentive Compensation Plan			Filed herewith
19.1	Insider Trading Policy	10-K	19.1	March 17, 2025
21.1	List of Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
97.1	Compensation Recovery Policy	10-K	97.1	February 28, 2024
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith

Fiscal 2025 Form 10-K	128

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
_____________________

+	Indicates management contract or compensatory plan.

†	Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because (i) the identified confidential information is not material and (ii) the company customarily and actually treats that information as private or confidential.

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

ITEM 16. FORM 10-K SUMMARY
None.

Fiscal 2025 Form 10-K	129

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: February 25, 2026	By:	/s/ Christian O. Henry
Christian O. Henry
President and Chief Executive Officer

Date: February 25, 2026	By:	/s/ Jim R. Gibson
Jim R. Gibson
Chief Financial Officer

Date: February 25, 2026	By:	/s/ Michele Farmer
Michele Farmer
Vice President and Chief Accounting Officer

Fiscal 2025 Form 10-K	130

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christian O. Henry, Jim R. Gibson, Brett Atkins, and Michele Farmer, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for each individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Fiscal 2025 Form 10-K	131

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christian O. Henry	Director, President, Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Christian O. Henry

/s/ Jim R. Gibson	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Jim R. Gibson

/s/ Michele Farmer	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Michele Farmer

/s/ John F. Milligan	Chairman of the Board of Directors	February 25, 2026
John F. Milligan

/s/ William W. Ericson	Director	February 25, 2026
William W. Ericson

/s/ Randall S. Livingston	Director	February 25, 2026
Randall S. Livingston

/s/ Marshall L. Mohr	Director	February 25, 2026
Marshall L. Mohr

/s/ Kathy Ordoñez	Director	February 25, 2026
Kathy Ordoñez

/s/ Lucy Shapiro	Director	February 25, 2026
Lucy Shapiro

/s/ Christopher M. Smith	Director	February 25, 2026
Christopher M. Smith

/s/ Hannah A. Valantine	Director	February 25, 2026
Hannah A. Valantine

Fiscal 2025 Form 10-K	132