Form 10-Q
period 2026-03-31
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2026-05-08
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of April 30, 2026: 310,601,688.

Q1 Fiscal 2026 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$56,274	$63,707
Investments	219,688	215,799
Accounts receivable, net	29,350	35,448
Inventory, net	51,022	49,285
Prepaid expenses and other current assets	13,164	10,793
Short-term restricted cash	19	20
Total current assets	369,517	375,052
Property and equipment, net	24,376	24,146
Operating lease right-of-use assets, net	40,846	41,695
Long-term restricted cash	1,571	1,532
Intangible assets, net	14,104	15,124
Goodwill	317,761	317,761
Other long-term assets	14,190	8,773
Total assets	$782,365	$784,083
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,609	$20,770
Accrued expenses	33,904	33,646
Deferred revenue, current	16,330	15,936
Operating lease liabilities, current	277	448
Other liabilities, current	1,235	2,031
Total current liabilities	65,355	72,831
Deferred revenue, non-current	3,554	3,929
Operating lease liabilities, non-current	59,004	56,592
Convertible senior notes, net, non-current	644,107	645,382
Other liabilities, non-current	7,979	—
Total liabilities	779,999	778,734

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 310,487 and 301,956 shares at March 31, 2026 and December 31, 2025, respectively	311	302
Additional paid-in capital	2,705,779	2,699,892
Accumulated other comprehensive (loss) income	(147)	457
Accumulated deficit	(2,703,577)	(2,695,302)
Total stockholders’ equity	2,366	5,349
Total liabilities and stockholders’ equity	$782,365	$784,083
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2026 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenue:
Product revenue	$31,534	$31,113
Service and other revenue	5,644	6,040
Total revenue	37,178	37,153
Cost of Revenue:
Cost of product revenue	19,972	26,333
Cost of service and other revenue	4,182	3,778
Amortization of acquired intangible assets	183	4,345
Loss on purchase commitment	—	4,068
Total cost of revenue	24,337	38,524
Gross profit (loss)	12,841	(1,371)
Operating Expense:
Research and development	19,608	29,053
Sales, general and administrative	31,153	40,168
Impairment charges	—	15,000
Settlement charges	15,400	—
Gain on disposal of assets	(45,796)	—
Amortization of acquired intangible assets	833	362,042
Change in fair value of contingent consideration	—	(18,700)
Total operating expense	21,198	427,563
Operating loss	(8,357)	(428,934)
Interest expense	(1,740)	(1,737)
Other income, net	2,006	4,294
Loss before income taxes	(8,091)	(426,377)
Income tax provision (benefit)	184	(302)
Net loss	(8,275)	(426,075)
Other comprehensive loss:
Unrealized loss on investments	(604)	(41)
Comprehensive loss	$(8,879)	$(426,116)
Net loss per share:
Basic	$(0.03)	$(1.44)
Diluted	$(0.03)	$(1.44)
Weighted average shares outstanding used in calculating net loss per share:
Basic	305,819	296,858
Diluted	305,819	296,858
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2026 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2025	301,956	$302	$2,699,892	$457	$(2,695,302)	$5,349
Net loss	—	—	—	—	(8,275)	(8,275)
Other comprehensive loss	—	—	—	(604)	—	(604)
Issuance of common stock in conjunction with equity plans	8,531	9	1,428	—	—	1,437
Share-based compensation expense	—	—	4,459	—	—	4,459
Balance at March 31, 2026	310,487	$311	$2,705,779	$(147)	$(2,703,577)	$2,366

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(426,075)	(426,075)
Other comprehensive loss	—	—	—	(41)	—	(41)
Issuance of common stock in conjunction with equity plans	5,623	6	1,953	—	—	1,959
Share-based compensation expense	—	—	9,201	—	—	9,201
Balance at March 31, 2025	300,041	$300	$2,665,958	$381	$(2,575,001)	$91,638

See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2026 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(8,275)	$(426,075)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,200	5,131
Amortization of intangible assets	1,020	366,390
Amortization of right-of-use assets	849	1,258
Share-based compensation expense	4,459	9,201
Impairment charges	—	15,000
Gain on disposal of assets	(48,100)	—
Accretion of discount and amortization of premium on marketable securities, net	(295)	(1,706)
Change in the estimated fair value of contingent consideration	—	(18,700)
Inventory provision	54	7,659
Deferred income taxes	—	(546)
Other	225	719
Changes in assets and liabilities
Accounts receivable, net	6,098	(4,121)
Inventory, net	(3,206)	(2,538)
Prepaid expenses and other assets	(2,288)	3,426
Accounts payable	(4,322)	(1,525)
Accrued expenses	314	311
Deferred revenue	19	1,332
Operating lease liabilities	1,425	(1,618)
Other liabilities	5,132	2,346
Net cash used in operating activities	(44,691)	(44,056)
Cash flows from investing activities
Proceeds from disposal of assets	50,000	—
Payment for waiver of milestone obligation	(1,900)	—
Purchases of property and equipment	(3,043)	(1,389)
Purchases of intangible assets	(5,000)	(5,000)
Purchases of investments	(52,448)	(61,820)
Maturities of investments	48,250	113,443
Net cash provided by investing activities	35,859	45,234
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	1,437	1,959
Net cash provided by financing activities	1,437	1,959
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,395)	3,137
Cash, cash equivalents, and restricted cash at beginning of period	65,259	57,592
Cash, cash equivalents, and restricted cash at end of period	$57,864	$60,729
Cash and cash equivalents at end of period	56,274	58,507
Restricted cash at end of period	1,590	2,222
Cash, cash equivalents, and restricted cash at end of period	$57,864	$60,729

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$—	$29,575
See accompanying notes to the condensed consolidated financial statements.

Q1 Fiscal 2026 Form 10-Q	6

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
Our products and technology, which primarily consist of our HiFi long-read sequencing systems, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, as set forth in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of March 31, 2026. Actual results could differ materially from these estimates.

Q1 Fiscal 2026 Form 10-Q	7

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

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2024, the FASB issued ASU 2024-04, Debt—Debt With Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This new standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard was effective for us and we adopted prospectively beginning in the first quarter of 2026. The adoption of this new standard did not have a material impact on the consolidated financial statements and related disclosures.
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

Q1 Fiscal 2026 Form 10-Q	8

retrospective transition approach. We are currently evaluating the impact of ASU 2025-10 on the consolidated financial statements.
Significant Accounting Policies
There have been no changes to our significant accounting policies as disclosed in our 2025 Annual Report.

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
We consider an active market as one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Conversely, we view an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, our non-performance risk, or that of our counterparty, is considered in determining the fair values of liabilities and assets, respectively.
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

Q1 Fiscal 2026 Form 10-Q	9

Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	March 31, 2026				December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$56,274	$—	$—	$56,274	$60,496	$3,211	$—	$63,707
Investments:
Commercial paper	—	—	—	—	—	—	—	—
Corporate debt securities	—	20,238	—	20,238	—	23,250	—	23,250
U.S. government & agency securities	—	199,450	—	199,450	—	192,549	—	192,549
Total investments	—	219,688	—	219,688	—	215,799	—	215,799

Short-term restricted cash	19	—	—	19	20	—	—	20
Long-term restricted cash	1,571	—	—	1,571	1,532	—	—	1,532
Total assets measured at fair value	$57,864	$219,688	$—	$277,552	$62,048	$219,010	$—	$281,058
During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
Contingent Consideration
In connection with the August 2023 Apton Biosystems, Inc. (“Apton”) acquisition, contingent consideration of $25.0 million, which we could elect to pay in cash, shares of our common stock or a combination of cash and shares of our common stock, was due upon the achievement of a milestone, defined as the achievement of $50.0 million in revenue associated with Apton's technology, provided that the milestone event occurred prior to the five-year anniversary of the closing date of the acquisition.
On January 30, 2026, we completed a disposition of certain assets (the "Asset Sale") to Illumina Cambridge Limited (the “Buyer”) pursuant to an Asset Purchase Agreement dated January 30, 2026. Under the agreement, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. In consideration, Buyer paid $50.0 million in cash, assumed certain liabilities, and granted us a non-exclusive license to certain intellectual property included in the purchased assets.
During the three months ended March 31, 2026, in connection with the Asset Sale, Buyer paid, at our direction, 4% of the net cash proceeds to the former equity holders of Apton in connection with the waiver of remaining milestone obligations from the Apton acquisition. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale. In connection with the transaction, the Company incurred transaction costs of $2.3M in the first quarter of 2026 that are offset against the gain on disposal of assets on our condensed consolidated statements of operations and comprehensive loss.
The contingent consideration was accounted for as a liability at fair value, with changes during each reporting period recognized in our condensed consolidated statements of operations and comprehensive loss. The fair value of the contingent consideration liability was calculated using a Monte Carlo Simulation to estimate the volatility and systematic relative risk of revenues subject to sales milestone payments and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate.
We classified contingent consideration within Level 3, as factors used to develop the estimate of fair value include unobservable inputs that are not supported by market activity and are significant to the fair value. Estimates and assumptions used in the Monte Carlo simulation include risk-adjusted forecasted revenues for products and services leveraging Apton's technology and an estimated credit spread.
As of March 31, 2025, primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event needed to occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability was $0, resulting in a change in fair value for the

Q1 Fiscal 2026 Form 10-Q	10

first quarter of 2025 of $18.7 million. Changes to the fair value are recorded as change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss.

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of March 31, 2026
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$56,274	$—	$—	$56,274
Investments:
Corporate debt securities	20,245	28	(35)	20,238
U.S. government & agency securities	199,590	88	(228)	199,450
Total investments	219,835	116	(263)	219,688
Total cash, cash equivalents and investments	$276,109	$116	$(263)	$275,962

Short-term restricted cash	$19	$—	$—	$19
Long-term restricted cash	$1,571	$—	$—	$1,571

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$63,707	$—	$—	$63,707
Investments:
Corporate debt securities	23,172	78	—	23,250
U.S. government & agency securities	192,170	380	(1)	192,549
Total investments	215,342	458	(1)	215,799
Total cash, cash equivalents and investments	$279,049	$458	$(1)	$279,506

Short-term restricted cash	$20	$—	$—	$20
Long-term restricted cash	$1,532	$—	$—	$1,532
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of March 31, 2026:

(In thousands)	Fair Value
Due in one year or less	$136,535
Due after one year through five years	83,153
Total	$219,688
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.
Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $2.5 million for the three months ended March 31, 2026 and $3.9 million for the three months ended March 31, 2025, respectively.

Q1 Fiscal 2026 Form 10-Q	11

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	March 31, 2026	December 31, 2025
Purchased materials	$34,736	$38,638
Work in process	27,349	27,051
Finished goods	17,838	15,709
Inventory, gross	79,923	81,398
Inventory reserve	(28,901)	(32,113)
Inventory, net	$51,022	$49,285

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We completed our annual goodwill impairment assessment on April 1, 2025 and noted no impairment.
Based primarily on the decline in our stock price and overall market capitalization during the first quarter of 2025, driven in part by macroeconomic uncertainties, as well as our updated strategic plans and restructuring initiatives that prioritized accelerating adoption of HiFi sequencing and ceasing development of our high-throughput short-read platform, we concluded that changes to the timing and amount of expected future cash flows, among other factors, indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, requiring an interim goodwill impairment assessment. As a result of the quantitative interim impairment test performed as of March 31, 2025, we concluded that there was no impairment, as the estimated fair value of the entity-level reporting unit exceeded the carrying value.
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
During the first quarter of 2025, based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was $0 and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D to $0 as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and resulted in ceasing development of our high-throughput short-read sequencing platform. The impairment charge is included in our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.
See Note 5. Restructuring for additional information on costs incurred in connection with our restructuring activities.

Q1 Fiscal 2026 Form 10-Q	12

We have the following acquired finite-lived intangible assets:

		As of March 31, 2026			As of December 31, 2025
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,179	$(407,075)	$14,104	$421,179	$(406,055)	$15,124
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,539	$(407,435)	$14,104	$421,539	$(406,415)	$15,124
The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2026	$3,059
2027	4,079
2028	1,301
2029	745
2030	745
2031 and thereafter	4,175
Total	$14,104
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
During the three months ended March 31, 2025, we revised the estimated useful life of the developed technology acquired in the 2021 Omniome, Inc. ("Omniome") acquisition. This change reflects updated strategic plans and restructuring initiatives focused on accelerating HiFi sequencing adoption, leading to ceased development of our high-throughput short-read platform and revised expectations for the timing and amount of future cash flows from short-read sequencing products and services. As a result of the change in estimate, during the three months ended March 31, 2025, we recognized accelerated amortization of $359.3 million within amortization of acquired intangible assets in operating expenses, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025. This expense had a negative impact on basic and diluted net loss per share of $1.21 for the three months ended March 31, 2025.
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

Q1 Fiscal 2026 Form 10-Q	13

Other Assets
In the first quarter of 2026, the Company entered into a license and settlement agreement with Personal Genomics of Taiwan, Inc. (“PGI”). PGI had previously filed a suit against the Company for alleged patent infringement and related matters. Under the terms of the agreement, the parties agreed to dismiss all claims and counterclaims and to release one another from all claims arising out of the litigation (the "PGI Settlement"). In connection with the settlement, PGI granted the Company a non-exclusive, royalty-free, worldwide license to certain patents and patent applications and provided a covenant not to sue the Company and its affiliates for patent infringement for a specified period.
Under the fixed payment structure, the Company paid PGI $8,000,000 in the second quarter of 2026, and will pay $5,000,000 in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1,000,000 if the Company’s 2026 revenue is at least $165,000,000 and another $1,000,000 if it is at least $180,000,000.
The Company accounted for the transaction as a settlement of litigation combined with a license to patents. The total consideration was allocated on a relative fair value basis between (i) the license to the patents and (ii) the settlement of past and potential claims relating to the patents and associated with the litigation.
The fair value of the license was estimated using an income approach, specifically the relief-from-royalty method, which is based on the present value of hypothetical royalty payments avoided as a result of obtaining the license. The fair value of the settlement component was estimated using an income-based approach that considered a hypothetical royalty rate applied to historical revenues generated during the alleged infringement period. This valuation represents a level 3 fair value measurement due to its reliance on certain unobservable inputs. The determination of fair value involves estimates and assumptions, including projected future revenues attributable to the licensed patents, historical revenues generated during the alleged infringement period, an estimated royalty rate derived from comparable market transactions, and a discount rate applied to the projected cash flows. The royalty rate utilized in the valuation was 5%, the discount rate of 14.5% applied to the projected future revenues was based on the Company’s estimated weighted average cost of capital, considering market participant assumptions and risk factors specific to the asset, and the discount rate of 6.3% applied to the historical revenues was based on the Company's estimated cost of debt, considering market participant assumptions. The assumptions used were inherently subject to uncertainty.
The portion of the consideration allocated to the license of $5.5 million was capitalized and included in other long-term assets on the condensed consolidated balance sheets. The asset is being amortized on a straight-line basis over a period of approximately three years, which approximates the remaining economic life of the underlying patent rights. The remaining portion of the consideration was recorded as a litigation settlement charge. The Company recorded $0.5 million of settlement charges within cost of product revenue in the condensed consolidated statements of operations and $15.4 million of settlement charges within operating expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company recorded the liability at its present value of $21.4 million as of March 31, 2026. The liability will be accreted to its undiscounted amount using the effective interest method, resulting in an effective interest rate of 9.5%, with accretion recognized as interest expense in the condensed consolidated statements of operations. The liability for the settlement obligation is classified between current and non-current portions based on the timing of expected payments. As of March 31, 2026, $13.4 million is included in accrued expenses in the condensed consolidated balance sheets and $8.0 million is included in other liabilities, non-current in the condensed consolidated balance sheets.

Deferred Revenue
As of March 31, 2026, we had a total of $19.9 million of deferred revenue, $16.3 million of which was recorded as deferred revenue, current, and $3.6 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the three months ended March 31, 2026 includes $5.0 million that was included in deferred revenue as of December 31, 2025.

Q1 Fiscal 2026 Form 10-Q	14

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $46.6 million, of which approximately 78% is expected to be converted to revenue over the next twelve months, approximately 17% in the following twelve months, and the remainder thereafter.

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$3,046	$3,100
Additions charged to cost of product revenue	1,464	1,311
Repairs and replacements	(1,689)	(1,552)
Balance at end of period	$2,821	$2,859

Q1 Fiscal 2026 Form 10-Q	15

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

Q1 Fiscal 2026 Form 10-Q	16

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
We incurred issuance costs related to the 2029 Notes of approximately $3.1 million, including $0.2 million of lender fees, which were recorded as a reduction to the gain on debt restructuring in our condensed consolidated statements of operations and comprehensive loss. We also paid accrued but unpaid interest of $1.8 million on the 2028 Notes in connection with the 2024 Exchange Transaction.
We did not receive any cash proceeds from the 2024 Exchange Transaction. In exchange for issuing the 2029 Notes, Exchange Shares and paying $50.0 million of cash pursuant to the 2024 Exchange Transaction, we received and cancelled the exchanged 2028 Notes. Following the closing of the 2024 Exchange Transaction, no amounts were outstanding on the 2028 Notes.
The carrying amount of the liability for the 2029 Notes as of March 31, 2026 is $210.5 million, of which $207.5 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our condensed consolidated balance sheets.

Q1 Fiscal 2026 Form 10-Q	17

Changes to the 2029 Notes during the three months ended March 31, 2026 were as follows:

(In thousands)
Carrying amount as of December 31, 2025	$212,000
Contractual interest expense	(1,500)
Carrying amount as of March 31, 2026	$210,500
As of March 31, 2026, the estimated fair value (Level 2) of the 2029 Notes was $171.1 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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

Q1 Fiscal 2026 Form 10-Q	18

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
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	March 31, 2026	December 31, 2025
Principal amount	$441,000	$441,000
Unamortized debt premium	361	379
Unamortized debt issuance costs	(4,754)	(4,997)
Net carrying amount	$436,607	$436,382
Interest expense for the 2030 Notes was as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Contractual interest expense	$1,516	$1,516
Amortization of debt issuance costs	243	239
Total interest expense	$1,759	$1,755
As of March 31, 2026, the estimated fair value (Level 2) of the 2030 Notes was $313.2 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

Q1 Fiscal 2026 Form 10-Q	19

NOTE 5. RESTRUCTURING

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Three Months Ended March 31, 2026	Cumulative amount incurred to date
Employee separation costs	$—	$4,787
Other costs	—	1,076
Total restructuring charges (1)	$—	$5,863
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
In connection with the restructuring and strategic shift, we incurred an additional $389.9 million in costs. These include $359.3 million of accelerated amortization of certain intangible assets, $15.0 million of IPR&D impairment charges, $8.1 million related to excess inventory due to decreased external demand and $3.9 million for estimated losses on purchase commitments tied to anticipated future excess inventory included in cost of revenue, and $3.1 million of accelerated depreciation of fixed assets. See Note 3. Balance Sheet Components for additional information on the IPR&D impairment assessment and the change in estimated useful life of the intangible asset and accelerated amortization.
A summary of the liabilities related to the restructuring is as follows:

(In thousands, excluding non-cash activities)	Other Costs
Amount recorded in current liabilities as of December 31, 2025	$389
Cash paid during YTD 2026	(389)
Amount recorded in current liabilities as of March 31, 2026	$—

Estimated total restructuring costs to still be incurred	$—

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses. We recognized approximately $1 million of expense related to the 2024 restructuring during the three months ended March 31, 2026. See Note 6 – Restructuring in Part II, Item 8 of the 2025 Annual Report for information regarding the 2024 restructuring initiative.

Q1 Fiscal 2026 Form 10-Q	20

NOTE 6. COMMITMENTS AND CONTINGENCIES

Leases
The Company has entered into various operating lease agreements, primarily relating to our corporate offices. See Note 7 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the 2025 Annual Report for information regarding the Company’s maturity of lease liabilities under its lease agreements.

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of March 31, 2026 and December 31, 2025.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of March 31, 2026, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (the “2020 Plan”), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan, from which we issued equity awards and employee stock.
As of March 31, 2026, we had 25.7 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and the Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2025 Annual Report for more information on the Company's equity plans.

Q1 Fiscal 2026 Form 10-Q	21

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2025	15,509	$6.40
Granted	5,854	1.69
Exercised	(47)	1.25
Canceled	(682)	2.79
Expired	(304)	8.89
Outstanding at March 31, 2026	20,330	$5.14

Restricted Stock Units ("RSU") and Performance Stock Units ("PSU")
We grant RSUs for which the respective shares vest when the requisite service period is achieved. We granted PSUs during the first quarter of 2023 for which the number of shares issuable is based on performance relative to specified revenue targets and continued employment through the vesting period. The PSUs were issuable following the third year of the performance period. Maximum achievement of the revenue goal under the PSUs would result in up to 200% of the target number of shares subject to the PSUs to become eligible to vest, while not meeting the minimum achievement of the revenue goal under the PSUs would result in no shares subject to the PSUs becoming eligible to vest. The performance period ended on December 31, 2025. Because threshold levels of achievement were not met, the PSUs were forfeited based on the determination by the Board of Directors in the first quarter of 2026. The following table summarizes the time-based RSUs and PSUs activity:

	Restricted Stock Units (RSU)	Performance Stock Units (PSU)	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2025	17,551	392	$3.50	$9.43
Granted	9,642	—	1.69	—
Vested	(7,218)	—	3.56	—
Forfeited	(749)	(392)	2.56	9.43
Outstanding at March 31, 2026	19,226	—	$2.60	$—

Employee Stock Purchase Plan ("ESPP")
Shares issued under our ESPP were 1,266,217 and 1,752,417 during the three months ended March 31, 2026 and 2025, respectively. In the first quarter of 2026, an additional 4.0 million shares were reserved under the ESPP. As of March 31, 2026, 17.9 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cost of revenue	$648	$1,165
Research and development	(772)	2,607
Sales, general and administrative	4,583	5,429
Total share-based compensation expense	$4,459	$9,201

Q1 Fiscal 2026 Form 10-Q	22

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
The fair value of employee stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term in years	4.9	4.9
Expected volatility	96% — 97%	95% — 96%
Risk-free interest rate	3.48% — 3.73%	3.92% — 4.29%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.24	$0.91
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	97%	113%
Risk-free interest rate	3.47% — 3.68%	3.96% — 4.31%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.90	$0.93

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

Q1 Fiscal 2026 Form 10-Q	23

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Numerator:
Net loss	$(8,275)	$(426,075)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	305,819	296,858
Basic net loss per share	$(0.03)	$(1.44)

Diluted
Weighted average shares used in computing diluted net loss per share	305,819	296,858
Diluted net loss per share	$(0.03)	$(1.44)
The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended March 31,
(In thousands)	2026	2025
Shares issuable upon conversion of convertible senior notes	61,415	61,415
Equity awards	45,219	47,133
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

Q1 Fiscal 2026 Form 10-Q	24

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total revenue	37,178	37,153
Less:
Cost of revenue	24,337	38,524
Research and development	19,608	29,053
Sales and marketing	15,778	20,076
General and administrative	15,375	20,092
Impairment charges	—	15,000
Settlement charges	15,400	—
Gain on disposal of assets	(45,796)	—
Change in fair value of contingent consideration	—	(18,700)
Amortization of acquired intangible assets	833	362,042
Other income, net	266	2,557
Income tax provision (benefit)	184	(302)
Consolidated net loss	(8,275)	(426,075)
A summary of our revenue by geographic location is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Americas	$16,685	$16,303
Europe, Middle East and Africa	10,769	9,240
Asia-Pacific	9,724	11,610
Total revenue	$37,178	$37,153
A summary of our revenue by category is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Instrument revenue	$9,721	$11,016
Consumable revenue	21,813	20,097
Product revenue	31,534	31,113
Service and other revenue	5,644	6,040
Total revenue	$37,178	$37,153

Q1 Fiscal 2026 Form 10-Q	25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and (ii) our 2025 Annual Report filed with the U.S. Securities and Exchange Commission, or the SEC, on February 25, 2026. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those discussed in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements. In preparing this Management's Discussion and Analysis ("MD&A"), we presume that readers have access to and have read the MD&A in our 2025 Annual Report on Form 10-K, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.
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
Our products and technology, which primarily consist of our HiFi long-read sequencing systems, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Q1 Fiscal 2026 Form 10-Q	26

Strategic Objectives
Our 2026 main objectives are to grow revenue and expand gross margins through the following five activities. These initiatives are designed to improve the economics of HiFi sequencing, expand adoption across clinical and research markets, and drive durable growth across our platform portfolio.
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
•Progress our clinical strategy to improve outcomes and create durability. Revio is increasingly being adopted in laboratory-developed test ("LDT") and clinical research settings, supporting consolidation of multiple tests, addressing complex genetic challenges, and driving sustained utilization of HiFi sequencing. This includes in the Americas, where we continue to aggressively shift our strategy to clinical and commercial accounts where we believe the funding dynamics are more favorable.
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

Q1 Fiscal 2026 Form 10-Q	27

Financial Overview
Key highlights of the three months ended March 31, 2026 consolidated financial results include the following:

Revenue of	Gross profit of	Operating loss of	Cash, cash equivalents, and investments of
$37.2 M	$12.8 M	$8.4 M	$276.0 M
compared to $37.2 M during the same period of 2025	compared to gross loss of $1.4 M during the same period of 2025	compared to $428.9 M during the same period of 2025	compared to $279.5 M at December 31, 2025
•Revenue was comprised of $9.7 million in instrument revenue, $21.8 million in consumables revenue and $5.6 million in service and other revenue during the three months ended March 31, 2026. Revenue was comprised of $11.0 million in instrument revenue, $20.1 million in consumables revenue and $6.0 million in service and other revenue during the three months ended March 31, 2025. An increase in Consumable revenue and higher Revio unit sales were offset by lower Vega unit sales and a decrease in service and other revenue.
•We recorded a gross profit of $12.8 million during the three months ended March 31, 2026 compared to a gross loss of $1.4 million during the same period of 2025. We recorded approximately $12.0 million of restructuring charges during the three months ended March 31, 2025. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, product promotions, future product launches, changes to inventory reserves, costs of raw materials, computing costs, specifically memory, and tariffs.
•Loss from operations decreased $420.6 million during the three months ended March 31, 2026, compared with the same period of 2025, primarily due to a $406.4 million decrease in operating expenses. Operating expenses of $21.2 million for the three months ended March 31, 2026 included litigation settlement expenses of $15.4 million. Operating expenses were mostly offset by a $45.8 million gain on disposal of assets to Illumina Cambridge Limited due to the Asset Sale. See Note 2. Financial Instruments in Part I, Item I of this Quarterly Report on Form 10-Q for more information. Operating expenses of $427.6 million during the three months ended March 31, 2025 included $381.8 million of costs incurred in connection with the restructuring and strategic shift, which included $359.3 million of accelerated amortization of acquired intangibles, $15.0 million of impairment charges, and $4.6 million of employee separation costs, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration.
•Cash, cash equivalents, and short-term investments were $276.0 million at March 31, 2026, which represents a 1% decrease compared to the balance at December 31, 2025. During the three months ended March 31, 2026 we received net cash proceeds of approximately $48.1 million in conjunction with the gain on disposal of assets discussed above.
We believe that demand for our instruments (particularly Vega) remains constrained due to, among other reasons, the funding environment in the United States, contributing to elongated sales cycles, or in certain cases, customers not placing instrument orders. Additionally, sales cycles have been and continue to be impacted by, among other reasons, continued capital funding constraints in academic and research markets, procurement timing considerations, and longer adoption cycles among new customers, which have affected the timing of certain instrument orders. We believe these challenges will impact second quarter 2026 revenue with approximately single-digit to low double-digit sequential revenue growth. However, we believe that revenues will be greater in the back half of 2026, which we expect will be driven by continued clinical adoption, SPRQ-Nx consumable growth, and revenue associated with the Basecamp Research program, which we believe will start to materialize in the second and third quarters of 2026. We are continuing development of a high-throughput, HiFi sequencer, which we believe could launch in 2027.
Macroeconomic dynamics that have impacted and could continue to impact the Company include rising inflation, higher computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, geopolitical tensions, including recent conflicts in the Middle East (including Iran), volatile capital markets, tariffs, uncertainty in the United States related to NIH and academic funding, and fluctuating exchange rates. These factors could continue to impact our revenues and results of

Q1 Fiscal 2026 Form 10-Q	28

operations in future periods; however, the magnitude and duration of these impacts is highly uncertain and inherently unpredictable.
On an ongoing basis, we evaluate our significant estimates, including those related to the valuation of goodwill, indefinite-lived and finite-lived assets. However, these estimates could change in future periods based on events or changes in circumstances, which could result in material future impairment charges. We recorded $15.0 million of impairment charges during the three months ended March 31, 2025. See additional discussion below in Results of Operations, as well as Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Additionally, refer to the Critical Accounting Policies and Estimates section of our 2025 Annual Report for further discussion on the Company's asset impairment assessments.
See the Risk Factors section for further discussion.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Product revenue	$31,534	$31,113	$421	1%
Service and other revenue	5,644	6,040	(396)	(7%)
Total revenue	37,178	37,153	25	—%
Cost of Revenue:
Cost of product revenue	19,972	26,333	(6,361)	(24%)
Cost of service and other revenue	4,182	3,778	404	11%
Amortization of acquired intangible assets	183	4,345	(4,162)	(96%)
Loss on purchase commitment	—	4,068	(4,068)	(100%)
Total cost of revenue	24,337	38,524	(14,187)	(37%)
Gross profit (loss)	12,841	(1,371)	14,212	(1037%)
Operating Expense:
Research and development	19,608	29,053	(9,445)	(33)%
Sales, general and administrative	31,153	40,168	(9,015)	(22)%
Impairment charges	—	15,000	(15,000)	(100)%
Settlement charges	15,400	—	15,400	—
Gain on disposal of assets	(45,796)	—	(45,796)	—
Amortization of acquired intangible assets	833	362,042	(361,209)	(100)%
Change in fair value of contingent consideration	—	(18,700)	18,700	(100)%
Total operating expense	21,198	427,563	(406,365)	(95%)
Operating loss	(8,357)	(428,934)	420,577	(98)%
Interest expense	(1,740)	(1,737)	(3)	—%
Other income, net	2,006	4,294	(2,288)	(53%)
Loss before income taxes	(8,091)	(426,377)	418,286	(98%)
Income tax provision (benefit)	184	(302)	486	(161%)
Net loss	$(8,275)	$(426,075)	$417,800	(98%)

Q1 Fiscal 2026 Form 10-Q	29

Revenue

Total Revenue
Total revenue was relatively flat for the first quarter of 2026 compared with the same quarter of 2025.
Product revenue increased $0.4 million, or 1%, primarily due to an increase of $1.7 million, or 9%, in consumable revenue, partially offset by a decrease of $1.3 million, or 12%, in instrument revenue.
Service and other revenue decreased $0.4 million, or 7%.

Instrument Revenue
Instrument revenue decreased for the first quarter of 2026, primarily due to lower selling prices, including with respect to our Vega promotional pricing through the end of the first quarter. Sales of Revio systems increased—15 units compared to 12 units in the same quarter of 2025. Sales of Vega systems decreased—27 units compared to 28 units in the same quarter of 2025. We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, promotional activities, and funding dynamics.

Consumables Revenue

The increase in consumables revenue for the first quarter of 2026 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base, partially offset by some customers delaying consumable shipments in anticipation of the SPRQ-Nx commercial launch.
Shipments of Vega consumables also contributed modestly during the period, and we anticipate increased contributions as customers continue ramping usage of the Vega platform and the installed base expands.
Looking ahead, we expect continued growth in consumables revenue as adoption of the Revio and Vega platforms expands, along with increased demand in connection with the expected commercial launch of SPRQ-Nx kits in May 2026. This anticipated growth reflects increasing instrument placements, improving consumable utilization, broadening addressable applications for our platforms, and further expanding adoption across our research, clinical and commercial customers.

Q1 Fiscal 2026 Form 10-Q	30

Cost of Revenue and Gross Profit (Loss)
Total cost of revenue decreased $14.2 million, or 37%, in the first quarter of 2026 compared to the same quarter of 2025. We recorded approximately $12.0 million of restructuring charges during the three months ended March 31, 2025. Total cost of revenue included share-based compensation expense of $0.6 million and $1.2 million during the first quarter of 2026 and 2025, respectively.
Cost of product revenue decreased $6.4 million, or 24%, in the first quarter of 2026 compared to the same quarter of 2025 primarily due to cost reductions related to our instrument platforms.
We recorded a gross profit of $12.8 million during the three months ended March 31, 2026 compared to a gross loss of $1.4 million during the same period of 2025. The change was driven primarily by relatively flat revenue and the lower cost of revenue described above. During the first quarter of 2026, gross margin was affected by higher computing component costs, specifically memory, inventory adjustments, certain incremental warranty charges, as well as a limited time Vega promotion, which resulted in lower first quarter average selling prices for the product. We expect Vega average selling prices to normalize in the second quarter of 2026. While higher consumables mix and the introduction of SPRQ-Nx remain important drivers of margin expansion, rising compute costs will temper the pace of margin improvement in the near term. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, including promotional pricing, future product launches, changes to inventory reserves, costs of raw materials and computing costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, and tariffs.

Research and Development Expense
Research and development expense decreased by $9.4 million, or 33%, for the first quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by decreases in personnel and related expenses, including share-based compensation. We also recognized approximately $2.7 million of restructuring charges during the first quarter of 2025. Research and development expense included net negative share-based compensation expense of $0.8 million during the first quarter of 2026 due to the Company's estimated forfeitures and share-based compensation expense of $2.6 million during the first quarter of 2025.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $9.0 million, or 22%, for the first quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by decreases in personnel and related expenses, including share-based compensation. We also recognized approximately $4.8 million of restructuring charges during the first quarter of 2025. Sales, general, and administrative expense included share-based compensation expense of $4.6 million and $5.4 million during the first quarter of 2026 and 2025, respectively.

Impairment Charges
We recorded impairment charges of $15.0 million during the first quarter of 2025, related to in-process research and development (“IPR&D”). These charges resulted from an interim impairment assessment performed in response to identified indicators of impairment during the period. The impairment test concluded that the fair value of our IPR&D assets was $0. See Note 3. Balance Sheet Components in Part I, Item I of this Quarterly Report on Form 10-Q for further details.

Q1 Fiscal 2026 Form 10-Q	31

Settlement Charges
In the first quarter of 2026, the Company entered into a license and settlement agreement with PGI in connection with the PGI Settlement. Under the fixed payment structure pursuant to the agreement, the Company paid PGI $8,000,000 in the second quarter of 2026, and will pay $5,000,000 in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1,000,000 if the Company’s 2026 revenue is at least $165,000,000 and another $1,000,000 if it is at least $180,000,000. See Note 3. Balance Sheet Components in Part I, Item I of this Quarterly Report on Form 10-Q for further details.

Gain on Disposal of Assets
On January 30, 2026, we completed a disposition of certain assets to Illumina Cambridge Limited (the “Buyer”) pursuant to an Asset Purchase Agreement dated January 30, 2026. Under the agreement, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. In consideration, Buyer paid $50.0 million in cash, assumed certain liabilities, and granted us a non-exclusive license to certain intellectual property included in the purchased assets. During the first quarter of 2026, in connection with the Asset Sale, Buyer paid, at our direction, 4% of the net cash proceeds to the former equity holders of Apton Biosystems, Inc. in connection with the waiver of remaining milestone obligations from our August 2023 acquisition of Apton. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale. In connection with the transaction, the Company incurred transaction costs of $2.3 million in the first quarter of 2026 that are offset against the gain on disposal of assets on our condensed consolidated statements of operations and comprehensive loss. See Note 2. Financial Instruments in Part I, Item I of this Quarterly Report on Form 10-Q for further details.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the first quarter of 2026 and 2025 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities. Amortization of acquired intangible assets for the first quarter of 2025 included $359.3 million of accelerated amortization recorded during the first quarter of 2025 which was related to developed technology from the 2021 Omniome acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit.

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
During the first quarter of 2026, in connection with the Asset Sale, Buyer paid at our direction 4% of the net proceeds from the Purchase Price to the former equity holders of Apton related to the waiver of all remaining milestone obligations associated with our purchase of Apton in August 2023. See Note 2. Financial Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Interest Expense
Interest expense for the first quarter of 2026 and 2025 was comprised of interest on the convertible senior notes.

Other Income, Net
Other income, net for the first quarter of 2026 decreased compared to the same quarter of 2025 primarily driven by lower investment income due to lower cash and investment balances.

Q1 Fiscal 2026 Form 10-Q	32

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2026, we had cash, cash equivalents and investments of $276.0 million compared to $279.5 million as of December 31, 2025. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
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

PGI License and Settlement
In the first quarter of 2026, the Company entered into a license and settlement agreement with PGI in connection with the PGI Settlement. Under the fixed payment structure pursuant to the agreement, the Company paid PGI $8,000,000 in the second quarter of 2026, and will pay $5,000,000 in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1,000,000 if the Company’s 2026 revenue is at least $165,000,000 and another $1,000,000 if it is at least $180,000,000. See Note 3. Balance Sheet Components in Part I, Item I of this Quarterly Report on Form 10-Q for further details.

Convertible Senior Notes
As of March 31, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. See Note 4. Convertible Senior Notes in Part I, Item I of this Quarterly Report on Form 10-Q for further details.
Our future capital requirements and the adequacy of our available funds will depend on many factors, including:
•our ability to successfully commercialize products and solutions that address customer needs;
•the pace of adoption of our products and our ability to obtain new customers in markets;
•the progress of our research and development programs and our ability to initiate or expand research programs;
•the effectiveness of our expense reduction initiatives;
•the purchase of patent licenses;
•the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;
•our ability to manage manufacturing and production costs, especially costs related to the compute requirements of our instrument platforms, including purchase obligations; and
•the extent to which we engage in collaborations with partners and acquire other businesses or technologies.

Q1 Fiscal 2026 Form 10-Q	33

If economic, financial, business, or other factors adversely affect our ability to fund our projected operating cash requirements, we may be required to obtain funding through traditional or alternative sources of financing. Raising additional funds may result in dilution to existing shareholders. We cannot be certain that funds will be available on favorable terms, or at all. If we are required and unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected. See our risk factor captioned “We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash used in operating activities	$(44,691)	$(44,056)
Net cash provided by investing activities	35,859	45,234
Net cash provided by financing activities	1,437	1,959
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(7,395)	$3,137
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities during the three months ended March 31, 2026 of $44.7 million was due primarily to an $8.3 million net loss that included non-cash items such as amortization of acquired intangible assets of $1.0 million, share-based compensation of $4.5 million, depreciation expense of $2.2 million, and $3.2 million in net changes to operating assets and liabilities, which were offset by a $48.1 million gain on disposal of assets. Cash flow impact from changes in net operating assets and liabilities was primarily driven by a decrease in accounts receivable as well as an increase in other liabilities. These sources of cash were partially offset by an increase in inventory and a decrease in accounts payable.
Cash used in operating activities during the three months ended March 31, 2025 of $44.1 million was due primarily to a $426.1 million net loss that included non-cash items such as amortization of acquired intangible assets of $366.4 million, an impairment charge of $15.0 million, share-based compensation of $9.2 million, $7.7 million of inventory adjustments, depreciation expense of $5.1 million, and $2.4 million in net changes to operating assets and liabilities, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in accrued expenses partially offset by an increase in accounts receivable.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases, sales, and maturities.
Cash provided by investing activities during the three months ended March 31, 2026 was primarily from $48.3 million of maturities of investments and $50.0 million of gross proceeds from a disposal of assets partially offset by $52.4 million of purchases of investments and $5.0 million in purchases of intangible assets.
Cash provided by investing activities during the three months ended March 31, 2025 was primarily from $113.4 million of maturities of investments partially offset by $61.8 million of purchases of investments and $5.0 million in purchases of intangible assets.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2026 resulted from $1.4 million of proceeds from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the three months ended March 31, 2025 resulted from $2.0 million from the issuance of common stock through our equity compensation plans.

Q1 Fiscal 2026 Form 10-Q	34

Contractual Obligations
We presented our contractual obligations at December 31, 2025 in our 2025 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2026.

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
There have been no changes to our significant accounting policies as disclosed in our 2025 Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2026, we did not have any off-balance sheet arrangements.
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
We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. To the extent that such indemnification obligations apply to the lawsuits described in Note 6. Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification agreements has been recorded as of March 31, 2026.

Q1 Fiscal 2026 Form 10-Q	35

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
During the three months ended March 31, 2026, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of March 31, 2026 was $276.0 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at March 31, 2026 would have affected the fair value of our investment portfolio by approximately $1.7 million.
There have been no other material changes in market risk from the information provided in our 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to determine whether any change in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q1 Fiscal 2026 Form 10-Q	36

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
On March 5, 2026, the Company entered into a license and settlement agreement with PGI in connection with the PGI Settlement pursuant to which the Company receives a worldwide, royalty-free, non-exclusive license under U.S. Patent No. 7,767,441 and its related patent family, and a five-and-a-half year covenant not to sue under any patents owned or controlled by PGI, and resulted in the dismissal of all claims and counterclaims asserted by the Company and PGI against each other in the litigation. The covenant not to sue runs with the patents and binds PGI’s successors and transferees. The settlement also provides for the release of claims for damages arising from activities occurring prior to and during the covenant term. Under the fixed payment structure, the Company paid PGI $8,000,000 in the second quarter of 2026, and will pay $5,000,000 in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1,000,000 if the Company’s 2026 revenue is at least $165,000,000 and another $1,000,000 if it is at least $180,000,000. On May 4, 2026, the court dismissed all claims and counterclaims between the Company and PGI based on a joint stipulation by the parties.

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

Q1 Fiscal 2026 Form 10-Q	37

adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources, and other factors.

Q1 Fiscal 2026 Form 10-Q	38

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
•the impact of tariffs recently threatened or imposed by the U.S. government or its trading partners in response, other possible tariffs or trade protection measures, import or export licensing requirements, new or different customs duties, trade embargoes and sanctions and other trade barriers;
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

Q1 Fiscal 2026 Form 10-Q	39

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
•comply with regulatory requirements applicable to our products;
•anticipate and adapt to changes in our market;

Q1 Fiscal 2026 Form 10-Q	40

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, adverse changes in business or economic conditions, lower-than-expected performance of a product line or business, changes in strategic direction, unanticipated technological or competitive developments, loss of key personnel, and actions by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $15.0 million of impairment charges during the year ended December 31, 2025, as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our 2025 Annual Report. Additionally, amortization of acquired intangible assets during the year ended December 31, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome acquisition as described in additional detail in Note 6. Restructuring in Part II, Item 8 of our 2025 Annual Report. Any such charges may adversely affect our results of operations.

Q1 Fiscal 2026 Form 10-Q	41

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
In addition, inflationary pressure, including as a result of supply shortages, has adversely impacted and could continue to adversely impact our financial results, and our operating costs may increase. For example, we have experienced and may continue to experience inflationary pressure with respect to certain components of certain of our products, including with respect to semiconductor materials, such as memory chips, due in part to accelerated demand associated with data processing and storage applications. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. Any or all of the foregoing may have a material adverse effect on our business, operations, financial condition, and prospects. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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

Q1 Fiscal 2026 Form 10-Q	42

materially from our expectations, including as a result of factors that are beyond our control. Furthermore, our efforts to stabilize our business may not be successful.
We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations.
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all, particularly in light of our outstanding notes and lack of positive cash flow from operations. We have incurred significant debt, and we may incur additional debt in the future. As of March 31, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The 2024 Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
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

Q1 Fiscal 2026 Form 10-Q	43

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

Q1 Fiscal 2026 Form 10-Q	44

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

Q1 Fiscal 2026 Form 10-Q	45

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
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully demonstrate the differentiated value of long-read sequencing relative to short-read sequencing, and execute on the commercialization plan for our Revio HiFi long-read sequencing system and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read products, and related consumables, has led and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent announcement of SPRQ-Nx and commercialization of our Vega system, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio and Vega systems and each of their related consumables, and any future long-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.
Our business may be adversely affected by epidemics or other public health emergencies.
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Q1 Fiscal 2026 Form 10-Q	46

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

Q1 Fiscal 2026 Form 10-Q	47

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

Q1 Fiscal 2026 Form 10-Q	48

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

Q1 Fiscal 2026 Form 10-Q	49

The operations of our third-party manufacturing partners and suppliers have had and may in the future be disrupted by conditions unrelated to our business or operations or that are beyond our control, including but not limited to changing international trade policies, inflation, supply chain disruptions, and conditions    related to epidemics or pandemics. If our manufacturing partners or suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. We have and may continue to face challenges in our supply chain, which has and may continue to adversely impact margins. During periods of shortage or delay, the price of products or components may increase or the products or components may not be available at all. Our suppliers have raised prices and may continue to raise prices that we may not be able to pass on to our customers, which could adversely affect our business, including our competitive position, market share, revenues, and profit margins in material ways. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Various government policies have had, and may continue to have in the future, a negative impact on manufacturing and/or supply chains, in addition to customer demand for our products and demand through certain distributors. As a result of global economic or political instability, war and other international conflicts, such as the conflicts in the Middle East (including Iran), an escalation of the war in Ukraine, potential uncertainty related to Taiwan and its relationship with China, changing international trade policies, other disease outbreaks, or supply issues, we or our contractors could experience shortages, business disruptions or delays for materials sourced or manufactured in the affected countries, and their ability to supply us with instruments, products or components may be affected. For example, in times of global conflicts, we have experienced and may continue to experience supply shortages, delays in contracting, and negative impacts on delivering and installing products at customer locations adversely affected by such conflicts. While the conflict in the Middle East (including Iran) has not resulted in any material disruption to the supply of component materials that we source directly, we continue to monitor supplier operations, commodity markets, and transportation-related factors, including shipping lanes. These factors could adversely affect the availability and cost of raw materials sourced by our direct suppliers, as well as the cost and timing of transporting our products to customers. In addition, due in part to accelerated demand associated with data processing and storage applications, we have experienced and may continue to experience inflationary pressure with respect to certain components of certain of our products, including with respect to semiconductor materials, such as memory chips. Occasionally, system components and reagents reach the end of their life cycles or become obsolete, requiring us to source alternatives. If we encounter delays or difficulties in securing the quality and quantity of materials we require for our products, our supply chain would be interrupted, which would adversely affect sales. If any of these events occur, our business and operating results could be harmed. Accordingly, if any of the foregoing occurs, our ability to commercialize our products, revenue and gross margins could suffer until lockdowns related to epidemics or pandemics are lifted, supply issues or business disruptions are resolved and/or other sources can be developed.
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

Q1 Fiscal 2026 Form 10-Q	50

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

Q1 Fiscal 2026 Form 10-Q	51

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
•the performance and commercial availability expectations of our existing and potential customers with respect to new and existing products;

Q1 Fiscal 2026 Form 10-Q	52

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

Q1 Fiscal 2026 Form 10-Q	53

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

Q1 Fiscal 2026 Form 10-Q	54

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
Consequently, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. Tariffs imposed by the U.S. and China have increased, and may continue to increase, our costs. Additionally, export restrictions imposed by the U.S. may impact our ability to export certain products to customers or distributors in China and restrict our ability to use certain integrated circuits in our products, and it is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. Moreover, the Chinese government may continue to retaliate against U.S. trade restrictions in ways that could impact our business, including through the imposition of additional tariffs on imports from the U.S. and/or the imposition of additional export controls affecting the export of certain items from China. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax, or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For more information, see “—Enhanced trade tariffs, import restrictions, export restrictions, or other trade barriers may materially harm our business.”
Other risks could include:
•interruptions to operations in China as a result of potential disease outbreaks or natural catastrophic events, which have in the past and can result in the future in business closures, transportation restrictions, import and export complications and cause shortages in the supply of raw materials or disruptions in manufacturing;

Q1 Fiscal 2026 Form 10-Q	55

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
•litigation or other claims against us for intellectual property infringement or otherwise;
•our ability to obtain additional financing as necessary; and
•changes or trends in new technologies and industry standards.

Q1 Fiscal 2026 Form 10-Q	56

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
Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:
•we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;
•we or our licensors might not have been the first to file patent applications for these inventions;

Q1 Fiscal 2026 Form 10-Q	57

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

Q1 Fiscal 2026 Form 10-Q	58

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

Q1 Fiscal 2026 Form 10-Q	59

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

Q1 Fiscal 2026 Form 10-Q	60

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
Our products are based on complex, rapidly developing technologies. We may not be aware of issued or previously filed patent applications that belong to third parties that mature into issued patents that cover some aspect of our products or their use. In addition, because patent litigation is complex and the outcome inherently uncertain, our belief that our products do not infringe third-party patents of which we are aware or that such third-party patents are invalid and unenforceable may be determined to be incorrect. As a result, third parties have claimed, and may in the future claim, that we infringe their patent rights and have filed, and may in the future file lawsuits or engage in other proceedings against us to enforce their patent rights. In addition, ONT Ltd. and Harvard University have, in the past, filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany for patent infringement, and PGI has, in the past, filed claims against us in the U.S. District Court for the District of Delaware and in the Wuhan People’s Court in China. We are aware of other issued patents and patent applications owned by third parties that could be construed to read on our products, and related maintenance and support services. Although we do not believe that our products or services infringe any valid issued patents, the third-party owners of these patents and applications may in the future claim that we infringe their patent rights and file lawsuits against us. In addition, as we enter new markets, our competitors and other third parties may claim that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which effectively could block our ability to further develop or commercialize products or services and could result in the award of substantial damages against us. Patent litigation between competitors in our industry is common. Additionally, we have certain obligations to many of our customers and suppliers to indemnify and defend them against claims by third parties that our products or their use infringe any intellectual property of these third parties. In defending ourselves against any of these claims, we have in the past incurred, and could in the future incur, to defend ourselves or our customers, substantial costs, and the attention of our management and technical personnel could be diverted. For example, we previously incurred significant legal expenses to litigate and settle a complaint alleging patent infringement. Even if we have an agreement that indemnifies us against such costs, the indemnifying party may be unable to uphold its contractual obligations. To avoid or settle legal claims, it may be necessary or desirable in the future to obtain licenses relating to one or more products or relating to current or future technologies, which could negatively affect our gross margins. We may not be able to obtain these licenses on commercially reasonable terms, or at all. We may be unable to modify our products so that they do not infringe the intellectual property rights of third parties. In some situations, the results of litigation or settlement of claims may require us to cease allegedly infringing activities which could prevent us from selling some or all of our products. The occurrence of these events may have a material adverse effect on our business, financial condition, or results of operations.

Q1 Fiscal 2026 Form 10-Q	61

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

Q1 Fiscal 2026 Form 10-Q	62

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

Q1 Fiscal 2026 Form 10-Q	63

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

Q1 Fiscal 2026 Form 10-Q	64

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
We are continuing to expand our international operations as part of our growth strategy and have experienced an increasing concentration of sales in certain regions outside the United States, especially the Asia-Pacific region and in Europe. There is currently significant uncertainty about the future relationship between the United States and various other trading partners with respect to trade policies, treaties, government regulations, tariffs, and other similar policies affecting cross-border operations. The U.S. government has made and continues to make significant changes in U.S. trade policy, specifically tariffs, and may continue to take actions that could negatively impact our business, including the imposition of Section 301 tariffs on imports of products of countries engaging in unfair trading practices; of “reciprocal” and “fentanyl-related” tariffs imposed under the

Q1 Fiscal 2026 Form 10-Q	65

International Emergency Economic Powers Act (“IEEPA”) (which were subsequently invalidated by the U.S. Supreme Court in February 2026); of Section 232 tariffs on imports of items that threaten to impair U.S. national security, including but not limited to certain advanced semiconductors, articles of steel and aluminum; passenger vehicles, trucks, and automotive components; articles of copper; and timber, lumber, and articles of wood; as well as a “temporary import surcharge” imposed under Section 122 on certain imports from most U.S. trading partners. The U.S. government announced in April 2026 that it would impose a new Section 232 tariff of 100% on certain patented or branded pharmaceuticals and pharmaceutical products beginning in July 2026. Additional U.S. government investigations are underway or may be undertaken with respect to Section 232 and Section 301 authorities; when these investigations are complete, the U.S. government may decide to levy additional tariffs on products under these authorities.
Although, the Supreme Court ruled against President Trump’s use of IEEPA to impose tariffs on global trade partners, the full impact of this decision on previous tariffs that we have paid —including the availability and timing of possible refunds for these amounts—is not yet clear.
In response to these and other U.S. trade measures, certain affected countries have taken retaliatory trade actions. For example, China has increased tariffs on U.S. exports to China and subjected additional items to export control requirements, including certain rare earth materials. These trade controls have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, or may in the future be, placed on products such as ours by foreign governments, which have raised and could further raise amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed, although some of these risks have been contained by trade deals reached between the U.S. and affected governments, including China, the EU, Japan, Taiwan, and South Korea. However, these policies are subject to continued negotiation and effective policies may change over time; for example, these trade deals may not be fully honored or implemented following the changed legal circumstances stemming from the Supreme Court’s invalidation of the President’s use of IEEPA to impose tariffs. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs makes current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.
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

Q1 Fiscal 2026 Form 10-Q	66

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
The Chinese government has introduced and may in the future introduce additional retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese, U.S., or other foreign governments will implement additional retaliatory measures which could impact our business. It is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. and foreign governments will act with respect to export controls, tariffs, international trade agreements and similar policies, there could be additional tax or other regulatory changes in the future. Any such changes could, directly or indirectly, adversely impact our financial results and results of operations.
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
•export requirements and import or trade restrictions;
•laws and business practices favoring local companies;
•restrictions on both inbound and outbound cross-border investment;

Q1 Fiscal 2026 Form 10-Q	67

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

Q1 Fiscal 2026 Form 10-Q	68

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
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts;
•operating results below the expectations of securities analysts or investors; and

Q1 Fiscal 2026 Form 10-Q	69

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

Q1 Fiscal 2026 Form 10-Q	70

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

Q1 Fiscal 2026 Form 10-Q	71

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
As of March 31, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q1 Fiscal 2026 Form 10-Q	72

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of March 31, 2026, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflicts in the Middle East (including Iran) and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets, and disrupt shipping lanes. We have experienced and may continue to experience negative impacts from the conflicts in the Middle East (including Iran) on delivering and installing products at customer locations adversely affected by such conflicts. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
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

Q1 Fiscal 2026 Form 10-Q	73

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
•tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, which may be imposed on products such as ours, the amount, scope, and duration of which, if implemented, remains uncertain;
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

Q1 Fiscal 2026 Form 10-Q	74

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

Q1 Fiscal 2026 Form 10-Q	75

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
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of sources, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and other attempts to harm our systems. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with political uncertainty, war and other international conflicts, including the conflicts in the Middle East (including Iran) and the war in Ukraine. In addition, due to recent hostilities in the Middle East (including Iran) and elsewhere, certain companies have become more frequent targets of cyberattacks. While incidents of cybersecurity breaches have not significantly impacted our IT systems, or to our knowledge our supply chain, we continue to monitor such risks given their potential to disrupt our and our suppliers’ operations and logistics networks. Certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruption of our operations, which could harm our reputation and financial results. Some of our IT infrastructure still utilizes outdated legacy systems, software and hardware, some of which may be approaching end-of-life or end of support, and that may be particularly susceptible to cybersecurity breaches, errors and operational failures. Upgrading, replacing and enhancing such infrastructure may be expensive and put the continuity of our operations at risk while a failure to do so may make us more susceptible to the risks discussed above.
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

Q1 Fiscal 2026 Form 10-Q	76

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

Q1 Fiscal 2026 Form 10-Q	77

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

Q1 Fiscal 2026 Form 10-Q	78

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

Q1 Fiscal 2026 Form 10-Q	79

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Q1 Fiscal 2026 Form 10-Q	80

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Q1 Fiscal 2026 Form 10-Q	81

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1†	Asset Purchase Agreement, dated January 30, 2026, by and between the Company, Illumina Cambridge Limited, and Illumina, Inc.	8-K	10.1	February 2, 2026
10.2+	Amended and Restated Outside Director Compensation Policy			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________

†	Certain portions of this exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish an unredacted copy of the exhibit to the SEC upon request.

+	Indicates management contract or compensatory plan.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Q1 Fiscal 2026 Form 10-Q	82

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: May 8, 2026	By:	/s/ Christian O. Henry
Christian O. Henry President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2026	By:	/s/ Jim R. Gibson
Jim R. Gibson Chief Financial Officer (Principal Financial and Accounting Officer)

Q1 Fiscal 2026 Form 10-Q	83