Form 10-Q
period 2026-06-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2026-08-06
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of July 31, 2026: 310,830,759.

Q2 Fiscal 2026 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$61,003	$63,707
Investments	175,870	215,799
Accounts receivable, net	31,104	35,448
Inventory, net	61,084	49,285
Prepaid expenses and other current assets	9,545	10,793
Short-term restricted cash	33	20
Total current assets	338,639	375,052
Property and equipment, net	26,972	24,146
Operating lease right-of-use assets, net	40,331	41,695
Long-term restricted cash	1,571	1,532
Intangible assets, net	13,084	15,124
Goodwill	317,761	317,761
Other long-term assets	13,492	8,773
Total assets	$751,850	$784,083
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$19,224	$20,770
Accrued expenses	30,322	33,646
Deferred revenue, current	16,103	15,936
Operating lease liabilities, current	1,371	448
Other liabilities, current	1,786	2,031
Total current liabilities	68,806	72,831
Deferred revenue, non-current	3,339	3,929
Operating lease liabilities, non-current	60,424	56,592
Convertible senior notes, net, non-current	644,332	645,382
Other liabilities, non-current	8,162	—
Total liabilities	785,063	778,734

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 310,810 and 301,956 shares at June 30, 2026 and December 31, 2025, respectively	311	302
Additional paid-in capital	2,715,297	2,699,892
Accumulated other comprehensive (loss) income	(503)	457
Accumulated deficit	(2,748,318)	(2,695,302)
Total stockholders’ (deficit) equity	(33,213)	5,349
Total liabilities and stockholders’ (deficit) equity	$751,850	$784,083
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2026 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Product revenue	$32,950	$33,083	$64,484	$64,196
Service and other revenue	6,057	6,683	11,701	12,723
Total revenue	39,007	39,766	76,185	76,919
Cost of Revenue:
Cost of product revenue	20,944	20,022	40,916	46,355
Cost of service and other revenue	5,242	4,853	9,424	8,631
Amortization of acquired intangible assets	183	183	366	4,528
Loss on purchase commitment	—	24	—	4,092
Total cost of revenue	26,369	25,082	50,706	63,606
Gross profit	12,638	14,684	25,479	13,313
Operating Expense:
Research and development	23,022	22,529	42,630	51,582
Sales, general and administrative	33,393	36,175	64,546	76,343
Impairment charges	—	—	—	15,000
Settlement charges	—	—	15,400	—
Gain on disposal of assets	—	—	(45,796)	—
Amortization of acquired intangible assets	833	833	1,666	362,875
Change in fair value of contingent consideration	—	—	—	(18,700)
Total operating expense	57,248	59,537	78,446	487,100
Operating loss	(44,610)	(44,853)	(52,967)	(473,787)
Interest expense	(2,110)	(1,738)	(3,850)	(3,475)
Other income, net	2,037	4,696	4,043	8,990
Loss before income taxes	(44,683)	(41,895)	(52,774)	(468,272)
Income tax provision (benefit)	58	35	242	(267)
Net loss	(44,741)	(41,930)	(53,016)	(468,005)
Other comprehensive loss:
Unrealized loss on investments	(356)	(114)	(960)	(155)
Comprehensive loss	$(45,097)	$(42,044)	$(53,976)	$(468,160)
Net loss per share:
Basic	$(0.14)	$(0.14)	$(0.17)	$(1.57)
Diluted	$(0.14)	$(0.14)	$(0.17)	$(1.57)
Weighted average shares outstanding used in calculating net loss per share:
Basic	310,655	300,162	308,250	298,519
Diluted	310,655	300,162	308,250	298,519
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2026 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(In thousands)	Shares	Amount
Balance at March 31, 2026	310,487	$311	$2,705,779	$(147)	$(2,703,577)	$2,366
Net loss	—	—	—	—	(44,741)	(44,741)
Other comprehensive loss	—	—	—	(356)	—	(356)
Issuance of common stock in conjunction with equity plans	323	—	255	—	—	255
Share-based compensation expense	—	—	9,263	—	—	9,263
Balance at June 30, 2026	310,810	$311	$2,715,297	$(503)	$(2,748,318)	$(33,213)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
(In thousands)	Shares	Amount
Balance at December 31, 2025	301,956	$302	$2,699,892	$457	$(2,695,302)	$5,349
Net loss	—	—	—	—	(53,016)	(53,016)
Other comprehensive loss	—	—	—	(960)	—	(960)
Issuance of common stock in conjunction with equity plans	8,854	9	1,683	—	—	1,692
Share-based compensation expense	—	—	13,722	—	—	13,722
Balance at June 30, 2026	310,810	$311	$2,715,297	$(503)	$(2,748,318)	$(33,213)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at March 31, 2025	300,041	$300	$2,665,958	$381	$(2,575,001)	$91,638
Net loss	—	—	—	—	(41,930)	(41,930)
Other comprehensive loss	—	—	—	(114)	—	(114)
Issuance of common stock in conjunction with equity plans	309	—	—	—	—	—
Share-based compensation expense	—	—	11,895	—	—	11,895
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(468,005)	(468,005)
Other comprehensive loss	—	—	—	(155)	—	(155)
Issuance of common stock in conjunction with equity plans	5,932	6	1,953	—	—	1,959
Share-based compensation expense	—	—	21,096	—	—	21,096
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2026 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(53,016)	$(468,005)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,521	7,790
Amortization of intangible assets	2,040	367,409
Amortization of right-of-use assets	1,513	2,162
Amortization of patent license	516	—
Share-based compensation expense	13,722	21,096
Impairment charges	—	15,000
Gain on disposal of assets	(48,100)	—
Accretion of discount on marketable securities, net	(515)	(2,982)
Change in the estimated fair value of contingent consideration	—	(18,700)
Inventory provision	1,417	8,542
Deferred income taxes	—	(546)
Other	450	1,059
Changes in assets and liabilities
Accounts receivable, net	4,344	(4,733)
Inventory, net	(14,467)	(3,868)
Prepaid expenses and other assets	(429)	6,809
Accounts payable	1,156	(505)
Accrued expenses	(1,763)	(2,407)
Deferred revenue	(423)	808
Operating lease liabilities	2,894	(1,730)
Other liabilities	5,866	(632)
Net cash used in operating activities	(80,274)	(73,433)
Cash flows from investing activities
Proceeds from disposal of assets	50,000	—
Payment for waiver of milestone obligation	(1,900)	—
Purchases of property and equipment	(4,598)	(1,939)
Purchases of intangible assets	(5,000)	(5,000)
Purchase of patent license	(2,056)	—
Purchases of investments	(57,547)	(117,992)
Maturities of investments	97,031	195,448
Net cash provided by investing activities	75,930	70,517
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	1,692	1,959
Net cash provided by financing activities	1,692	1,959
Net decrease in cash, cash equivalents, and restricted cash	(2,652)	(957)
Cash, cash equivalents, and restricted cash at beginning of period	65,259	57,592
Cash, cash equivalents, and restricted cash at end of period	$62,607	$56,635
Cash and cash equivalents at end of period	61,003	54,803
Restricted cash at end of period	1,604	1,832
Cash, cash equivalents, and restricted cash at end of period	$62,607	$56,635

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$—	$29,575
See accompanying notes to the condensed consolidated financial statements.

Q2 Fiscal 2026 Form 10-Q	6

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
Our customers include academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, contract research organizations, pharmaceutical companies, and agricultural companies.
References in this report to “PacBio,” “we,” “us,” the “Company,” and “our” refer to Pacific Biosciences of California, Inc. and its consolidated subsidiaries.

Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, fair value of contingent consideration, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of June 30, 2026. Actual results could differ materially from these estimates.

Q2 Fiscal 2026 Form 10-Q	7

Cash, Cash Equivalents, Restricted Cash, and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents may be comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.
We classify our investments in debt securities as available-for-sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments in unrealized loss positions and assess whether the unrealized loss is credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity. Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net. We have the ability to hold, and do not intend to sell investments in unrealized loss positions before the recovery of their amortized cost bases.
Our investment portfolio at any point in time contains investments in cash deposits, money market funds, corporate debt securities and U.S. government and agency securities with high credit ratings. We have established guidelines regarding diversification and maturities of investments with the objectives of maintaining safety and liquidity, while maximizing yield.
Restricted cash includes cash that is not readily available for use in the Company’s operating activities. Restricted cash is primarily comprised of cash pledged under letters of credit.

Concentration and Other Risks
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents, and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities, and government agencies of high credit standing. As of June 30, 2026, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by U.S. Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.
We perform credit evaluations of our customers and generally require no collateral. We have not experienced significant credit losses on our financial instruments or trade receivables to date, although our exposure to credit losses may increase if our customers are adversely affected by economic pressures or other customer-specific factors.
For the three and six months ended June 30, 2026 and 2025, no customer accounted for 10% or more of our total revenue.
As of June 30, 2026 and December 31, 2025, 42% and 40% of our accounts receivable were from domestic customers, respectively. As of June 30, 2026 and December 31, 2025, no customer represented 10% or more of our net accounts receivable.
We currently purchase several key parts and components used in the manufacture of our products from a limited number of suppliers. Generally, we have been able to obtain an adequate supply of such parts and components but in certain instances have incurred additional costs to secure a supply of constrained material. An extended interruption in the supply of parts and components currently obtained from our suppliers could adversely affect our business and condensed consolidated financial statements.

Recent Accounting Pronouncements
Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This new

Q2 Fiscal 2026 Form 10-Q	8

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

Q2 Fiscal 2026 Form 10-Q	9

fair value measurement requires management to make judgments and consider factors specific to the asset or liability.
The carrying amount of our accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, current, approximate fair value due to their short maturities.
Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	June 30, 2026				December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$61,003	$—	$—	$61,003	$60,496	$3,211	$—	$63,707
Investments:
Corporate debt securities	—	20,203	—	20,203	—	23,250	—	23,250
U.S. government & agency securities	—	155,667	—	155,667	—	192,549	—	192,549
Total investments	—	175,870	—	175,870	—	215,799	—	215,799

Short-term restricted cash	33	—	—	33	20	—	—	20
Long-term restricted cash	1,571	—	—	1,571	1,532	—	—	1,532
Total assets measured at fair value	$62,607	$175,870	$—	$238,477	$62,048	$219,010	$—	$281,058
During the six months ended June 30, 2026, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
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

Q2 Fiscal 2026 Form 10-Q	10

As of March 31, 2025, primarily due to management's decision to cease development of the high-throughput short-read system, and the resulting changes in the expected future revenues, among other factors, and as the milestone event needed to occur prior to the five-year anniversary of the closing date of the acquisition, the estimated fair value of the contingent consideration liability was $0, resulting in a change in fair value for the first quarter of 2025 of $18.7 million. Changes to the fair value are recorded as change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of June 30, 2026
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$61,003	$—	$—	$61,003
Investments:
Corporate debt securities	20,242	15	(54)	20,203
U.S. government & agency securities	156,131	17	(481)	155,667
Total investments	176,373	32	(535)	175,870
Total cash, cash equivalents and investments	$237,376	$32	$(535)	$236,873

Short-term restricted cash	$33	$—	$—	$33
Long-term restricted cash	$1,571	$—	$—	$1,571

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$63,707	$—	$—	$63,707
Investments:
Corporate debt securities	23,172	78	—	23,250
U.S. government & agency securities	192,170	380	(1)	192,549
Total investments	215,342	458	(1)	215,799
Total cash, cash equivalents and investments	$279,049	$458	$(1)	$279,506

Short-term restricted cash	$20	$—	$—	$20
Long-term restricted cash	$1,532	$—	$—	$1,532
The following table summarizes the contractual maturities of our available-for-sale investments as of June 30, 2026:

(In thousands)	Fair Value
Due in one year or less	$113,090
Due after one year through five years	62,780
Total	$175,870
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Q2 Fiscal 2026 Form 10-Q	11

Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $2.2 million and $4.7 million for the three and six months ended June 30, 2026, respectively and $3.4 million and $7.3 million for the three and six months ended June 30, 2025, respectively.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	June 30, 2026	December 31, 2025
Purchased materials	$28,002	$22,533
Work in process	20,579	16,446
Finished goods	12,503	10,306
Inventory, net	$61,084	$49,285

Goodwill and Intangible Assets
Goodwill
Goodwill is reviewed for impairment at least annually during the second quarter, or more frequently if an event occurs indicating the potential for impairment. We completed our annual goodwill impairment assessment on April 1, 2026 and noted no impairment.
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
See Note 5. Restructuring for additional information on costs incurred in connection with our restructuring activities.

Q2 Fiscal 2026 Form 10-Q	12

We have the following acquired finite-lived intangible assets:

		As of June 30, 2026			As of December 31, 2025
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,179	$(408,095)	$13,084	$421,179	$(406,055)	$15,124
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,539	$(408,455)	$13,084	$421,539	$(406,415)	$15,124
The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2026	$2,039
2027	4,079
2028	1,301
2029	745
2030	745
2031 and thereafter	4,175
Total	$13,084
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

Q2 Fiscal 2026 Form 10-Q	13

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
Under the fixed payment structure, the Company paid PGI $8.0 million in the second quarter of 2026 and will pay $5.0 million in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1.0 million if the Company’s 2026 revenue is at least $165.0 million and another $1.0 million if it is at least $180.0 million.
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
The portion of the consideration allocated to the license of $5.5 million was capitalized and included in other long-term assets on the condensed consolidated balance sheets. The asset is being amortized on a straight-line basis over a period of approximately three years, which approximates the remaining economic life of the underlying patent rights. The remaining portion of the consideration was recorded as a litigation settlement charge. In the first quarter of 2026, the Company recorded $0.5 million of settlement charges within cost of product revenue in the condensed consolidated statements of operations and comprehensive loss and $15.4 million of settlement charges within operating expenses in the condensed consolidated statements of operations and comprehensive loss.
The Company recorded the liability at its present value of $21.4 million as of March 31, 2026. The liability will be accreted to its undiscounted amount using the effective interest method, resulting in an effective interest rate of 9.5%, with accretion recognized as interest expense in the condensed consolidated statements of operations. The liability for the settlement obligation is classified between current and non-current portions based on the timing of expected payments. As of June 30, 2026, $5.6 million is included in accrued expenses and $8.2 million is included in other liabilities, non-current in the condensed consolidated balance sheets.

Deferred Revenue
As of June 30, 2026, we had a total of $19.4 million of deferred revenue, $16.1 million of which was recorded as deferred revenue, current, and $3.3 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next six years. Revenue recorded in the three and six months ended June 30, 2026 includes $3.7 million and $8.7 million, respectively, that was included in deferred revenue as of December 31, 2025.

Q2 Fiscal 2026 Form 10-Q	14

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $47.9 million, of which approximately 79% is expected to be converted to revenue over the next twelve months, approximately 17% in the following twelve months, and the remainder thereafter.

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
Changes in the reserve for product warranties were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,821	$2,859	$3,046	$3,100
Additions charged to cost of product revenue	1,226	1,245	2,691	2,557
Repairs and replacements	(1,237)	(1,416)	(2,927)	(2,969)
Balance at end of period	$2,810	$2,688	$2,810	$2,688

Q2 Fiscal 2026 Form 10-Q	15

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

Q2 Fiscal 2026 Form 10-Q	16

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
The carrying amount of the liability for the 2029 Notes as of June 30, 2026 is $210.5 million, of which $207.5 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our condensed consolidated balance sheets.

Q2 Fiscal 2026 Form 10-Q	17

Changes to the 2029 Notes during the six months ended June 30, 2026 were as follows:

(In thousands)
Carrying amount as of December 31, 2025	$212,000
Contractual interest expense	(1,500)
Carrying amount as of June 30, 2026	$210,500
As of June 30, 2026, the estimated fair value (Level 2) of the 2029 Notes was $182.9 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

2030 Convertible Senior Notes
In June 2023, we entered into a privately negotiated exchange agreement with a holder of our outstanding 2028 Notes, pursuant to which we issued $441.0 million in aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”) in exchange for $441.0 million principal amount of the 2028 Notes (the “2023 Exchange Transaction”), pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), and the rules and regulations thereunder. The 2030 Notes were issued on June 30, 2023.
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

Q2 Fiscal 2026 Form 10-Q	18

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
The requirement to repurchase the 2030 Notes, including unpaid interest to the maturity date in the event of a Fundamental Change, is considered a put option for certain periods requiring bifurcation under ASC 815. However, given the low probability of such a Fundamental Change occurring during the applicable periods, the value of the embedded derivative is immaterial.
The additional interest feature in the event of our failure to comply with certain reporting obligations is also considered an embedded derivative requiring bifurcation under ASC 815. However, due to the nature and terms of the reporting obligations, the value of the embedded derivative is immaterial.
We incurred issuance costs related to the 2030 Notes of approximately $7.3 million, which were recorded as debt issuance costs and are presented as a reduction to the 2030 Notes in convertible senior notes, net, non-current on our condensed consolidated balance sheets. The debt issuance costs are amortized to interest expense using the effective interest method over the term of the 2030 Notes, resulting in an effective interest rate of 1.6%.
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
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	June 30, 2026	December 31, 2025
Principal amount	$441,000	$441,000
Unamortized debt premium	343	379
Unamortized debt issuance costs	(4,511)	(4,997)
Net carrying amount	$436,832	$436,382
Interest expense for the 2030 Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Contractual interest expense	$1,516	$1,516	$3,032	$3,032
Amortization of debt issuance costs	243	240	486	479
Total interest expense	$1,759	$1,756	$3,518	$3,511
As of June 30, 2026, the estimated fair value (Level 2) of the 2030 Notes was $324.4 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

Q2 Fiscal 2026 Form 10-Q	19

NOTE 5. RESTRUCTURING

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges are as follows:

(In thousands)	Cumulative amount incurred to date
Employee separation costs	$4,787
Other costs	1,076
Total restructuring charges (1)	$5,863
(1) Cumulative charges incurred to date include $3.8 million in sales, general and administrative expense and $2.1 million in research and development expense.
Charges included employee separation costs comprised of approximately $2.5 million related to salaries, wages and other employee benefits paid to terminated employees pursuant to the Worker Adjustment and Retraining Notification Act and approximately $2.3 million of severance costs.
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
A summary of the liabilities related to the restructuring is as follows:

(In thousands)	Other Costs
Amount recorded in current liabilities as of December 31, 2025	$389
Cash paid during 2026	(389)
Amount recorded in current liabilities as of June 30, 2026	$—

Estimated total restructuring costs to still be incurred	$—
During the six months ended June 30, 2026 no further restructuring charges related to the 2025 restructuring were incurred.

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses. We recognized approximately $0.9 million of expense related to the 2024 restructuring during the six months ended June 30, 2025. See Note 6 – Restructuring in Part II, Item 8 of the 2025 Annual Report for information regarding the 2024 restructuring initiative.
During the six months ended June 30, 2026 no further restructuring charges related to the 2024 restructuring were incurred.

Q2 Fiscal 2026 Form 10-Q	20

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgements, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. To the extent that any such indemnification obligations apply to the lawsuits described above, any associated expenses incurred are included within the related accrued litigation expense amounts. No additional liability associated with such indemnification obligations has been recorded as of June 30, 2026 and December 31, 2025.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of June 30, 2026, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (as amended, the "2020 Plan"), the 2020 Inducement Equity Incentive Plan (the “Inducement Plan”), the 2021 adopted Omniome Equity Incentive Plan of Pacific Biosciences of California, Inc. (the “Omniome Plan”) and the 2010 Employee Stock Purchase Plan ("ESPP"), from which we issued equity awards and employee stock.
On June 3, 2026, our stockholders approved an amendment to the 2020 Plan to reserve an additional 16 million shares of our common stock for issuance pursuant to equity awards granted under the 2020 Plan.
As of June 30, 2026, we had 24.1 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2025 Annual Report for more information on the Company's equity plans.

Q2 Fiscal 2026 Form 10-Q	21

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2025	15,509	$6.40
Granted	7,794	$1.66
Exercised	(244)	$1.28
Canceled	(813)	$5.32
Expired	(442)	$8.93
Outstanding at June 30, 2026	21,804	$4.75

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

	RSU	PSU	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2025	17,551	392	$3.50	$9.43
Granted	9,897	—	$1.68	$—
Vested	(7,343)	—	$3.59	$—
Forfeited	(1,121)	(392)	$2.49	$9.43
Outstanding at June 30, 2026	18,984	—	$2.57	$—

ESPP
Shares issued under our ESPP were 1,266,217 and 1,752,417 during the six months ended June 30, 2026 and 2025, respectively. In the first quarter of 2026, an additional 4.0 million shares were reserved under the ESPP. As of June 30, 2026, 17.9 million shares of our common stock remain available for issuance under our ESPP.

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$694	$925	$1,342	$2,090
Research and development	2,405	3,307	1,633	5,914
Sales, general and administrative	6,164	7,663	10,747	13,092
Total share-based compensation expense	$9,263	$11,895	$13,722	$21,096

Q2 Fiscal 2026 Form 10-Q	22

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
The fair value of employee stock options was estimated using the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term in years	4.9	4.9
Expected volatility	96% — 97%	95% — 96%
Risk-free interest rate	3.48% — 4.16%	3.89% — 4.29%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.23	$0.90
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	97%	113%
Risk-free interest rate	3.47% — 3.68%	3.96% — 4.31%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.90	$0.93

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

Q2 Fiscal 2026 Form 10-Q	23

The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(44,741)	$(41,930)	$(53,016)	$(468,005)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	310,655	300,162	308,250	298,519
Basic net loss per share	$(0.14)	$(0.14)	$(0.17)	$(1.57)

Diluted
Weighted average shares used in computing diluted net loss per share	310,655	300,162	308,250	298,519
Diluted net loss per share	$(0.14)	$(0.14)	$(0.17)	$(1.57)
The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Shares issuable upon conversion of convertible senior notes	61,415	61,415	61,415	61,415
Equity awards	46,451	44,643	46,451	44,643
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

Q2 Fiscal 2026 Form 10-Q	24

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$39,007	$39,766	$76,185	$76,919
Less:
Cost of revenue	26,369	25,082	50,706	63,606
Research and development	23,022	22,529	42,630	51,582
Sales and marketing	18,492	19,516	34,270	39,592
General and administrative	14,901	16,659	30,276	36,751
Impairment charges	—	—	—	15,000
Settlement charges	—	—	15,400	—
Gain on disposal of assets	—	—	(45,796)	—
Change in fair value of contingent consideration	—	—	—	(18,700)
Amortization of acquired intangible assets	833	833	1,666	362,875
Operating loss	(44,610)	(44,853)	(52,967)	(473,787)
Other (expense) income, net	(73)	2,958	193	5,515
Loss before income taxes	(44,683)	(41,895)	(52,774)	(468,272)
Income tax provision (benefit)	58	35	242	(267)
Net loss	$(44,741)	$(41,930)	$(53,016)	$(468,005)
A summary of our revenue by geographic location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Americas	$17,624	$17,687	$34,309	$33,990
Europe, Middle East and Africa	14,426	9,467	25,195	18,707
Asia-Pacific	6,957	12,612	16,681	24,222
Total revenue	$39,007	$39,766	$76,185	$76,919
A summary of our revenue by category is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Instrument revenue	$12,839	$14,150	$22,560	$25,166
Consumable revenue	20,111	18,933	41,924	39,030
Product revenue	32,950	33,083	64,484	64,196
Service and other revenue	6,057	6,683	11,701	12,723
Total revenue	$39,007	$39,766	$76,185	$76,919

Q2 Fiscal 2026 Form 10-Q	25

NOTE 10. SUBSEQUENT EVENTS

Restructuring
On July 30, 2026, our Board of Directors approved a restructuring plan to continue to better align our organizational structure and resources with our strategic initiatives. The restructuring includes operating expense reductions and a reduction in force (the “Reduction in Force”). These restructuring actions are expected to result in a workforce reduction of approximately 40 employees, or approximately 8% of our workforce, as we align our organizational structure with our strategic priorities.
We estimate that we will incur aggregate pre-tax charges of approximately $2.0 million in connection with the Reduction in Force, primarily consisting of severance payments, employee benefits, outplacement services and related costs. We expect that the Reduction in Force will be completed and that these charges will be incurred in the third quarter of 2026.

Appointments and Resignations
Our Board of Directors appointed Mark Van Oene as President and Chief Executive Officer and as a member of our Board of Directors, effective August 5, 2026. Mr. Van Oene succeeds Christian Henry, who stepped down as our President and Chief Executive Officer effective August 5, 2026. Mr. Henry will continue to serve as a member of our Board of Directors.

Q2 Fiscal 2026 Form 10-Q	26

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

Q2 Fiscal 2026 Form 10-Q	27

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
•Progress our clinical strategy to improve outcomes and create durability. Revio is increasingly being adopted in laboratory-developed test ("LDT") and clinical research settings, supporting consolidation of multiple tests, addressing complex genetic challenges, and driving sustained utilization of HiFi sequencing. This includes in the Americas, where we continue to aggressively shift our strategy to clinical and commercial accounts where we believe the funding dynamics are more favorable and HiFi sequencing can provide meaningful improvements in diagnostic yield, particularly in rare disease cohorts, resolution of previously unsolved Mendelian disease cases, characterization of repeat expansion disorders, and structural variant detection, among others, relative to currently known short-read sequencing technologies.
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

Q2 Fiscal 2026 Form 10-Q	28

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

Recent Developments
Restructuring
On July 30, 2026, our Board of Directors approved a restructuring plan to continue to better align our organizational structure and resources with our strategic initiatives. The restructuring includes operating expense reductions and a reduction in force (the “Reduction in Force”). These restructuring actions are expected to result in a workforce reduction of approximately 40 employees, or approximately 8% of our workforce, as we align our organizational structure with our strategic priorities. Including the Reduction in Force and related non-headcount cost actions, we expect to reduce our annualized operating expenses by $30 million to $40 million by the end of 2027.
We estimate that we will incur aggregate pre-tax charges of approximately $2.0 million in connection with the Reduction in Force, primarily consisting of severance payments, employee benefits, outplacement services and related costs. We expect that the Reduction in Force will be completed and that these charges will be incurred in the third quarter of 2026.
Appointments and Resignations
Our Board of Directors appointed Mark Van Oene as President and Chief Executive Officer and as a member of our Board of Directors, effective August 5, 2026. Mr. Van Oene succeeds Christian Henry, who stepped down as our President and Chief Executive Officer effective August 5, 2026. Mr. Henry will continue to serve as a member of our Board of Directors.

Financial Overview
Key highlights of the six months ended June 30, 2026 consolidated financial results include the following:

Revenue of	Gross profit of	Operating loss of	Cash, cash equivalents, and investments of
$76.2 M	$25.5 M	$53.0 M	$236.9 M
compared to $76.9 M during the same period of 2025	compared to $13.3 M during the same period of 2025	compared to $473.8 M during the same period of 2025	compared to $279.5 M at December 31, 2025
•Revenue was comprised of $22.6 million in instrument revenue, $41.9 million in consumables revenue and $11.7 million in service and other revenue during the six months ended June 30, 2026. Revenue was comprised of $25.2 million in instrument revenue, $39.0 million in consumables revenue and $12.7 million in service and other revenue during the six months ended June 30, 2025. Lower Vega unit sales and a decrease in service and other revenue were partially offset by an increase in consumables revenue and higher Revio unit sales.
•We recorded a gross profit of $25.5 million during the six months ended June 30, 2026 compared to $13.3 million during the same period of 2025. We recorded approximately $12.4 million of restructuring charges during the six months ended June 30, 2025. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, product promotions, future product launches, changes to inventory reserves, costs of raw materials, increased computing component costs, specifically memory, and tariffs.

Q2 Fiscal 2026 Form 10-Q	29

•Loss from operations decreased $420.8 million during the six months ended June 30, 2026, compared with the same period of 2025, primarily due to a $408.7 million decrease in operating expenses. Operating expenses of $78.4 million for the six months ended June 30, 2026 included litigation settlement expenses of $15.4 million. Operating expenses were partially offset by a $45.8 million gain on disposal of assets to Illumina Cambridge Limited due to the Asset Sale. See Note 2. Financial Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. Operating expenses of $487.1 million during the six months ended June 30, 2025 included $382.4 million of costs incurred in connection with the restructuring and strategic shift, which primarily included $359.3 million of accelerated amortization of acquired intangibles, $15.0 million of impairment charges, and $4.8 million of employee separation costs, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration.
•Cash, cash equivalents, and investments were $236.9 million at June 30, 2026, which represents a 15% decrease compared to the balance at December 31, 2025. During the six months ended June 30, 2026 we received net cash proceeds of approximately $48.1 million in conjunction with the gain on disposal of assets discussed above. We also paid $8.0 million related to the settlement agreement with Personal Genomics of Taiwan, Inc. (“PGI”). See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the settlement with PGI.
We believe that demand for our instruments (particularly Vega) remains constrained due to, among other reasons, the funding environment in the United States, contributing to elongated sales cycles, or in certain cases, customers not placing instrument orders. Additionally, sales cycles have been and continue to be impacted by, among other reasons, continued capital funding constraints in academic and research markets, procurement timing considerations, and longer adoption cycles among new customers, which have affected the timing of certain instrument orders. However, we believe that revenues will be greater in the second half of 2026, which we expect will be driven by continued clinical adoption, SPRQ-Nx consumable growth, and revenue associated with the Basecamp Research program.
Macroeconomic dynamics that have impacted and could continue to impact the Company include rising inflation, higher computing component costs, specifically memory, which has resulted in material cost pressures and supply constraints, geopolitical tensions, including recent conflicts in the Middle East (including Iran), volatile capital markets, tariffs, uncertainty in the United States related to NIH and academic funding, and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is highly uncertain and inherently unpredictable.
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
See the Risk Factors section for further discussion.

Q2 Fiscal 2026 Form 10-Q	30

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Product revenue	$32,950	$33,083	$(133)	—%
Service and other revenue	6,057	6,683	(626)	(9%)
Total revenue	39,007	39,766	(759)	(2%)
Cost of Revenue:
Cost of product revenue	20,944	20,022	922	5%
Cost of service and other revenue	5,242	4,853	389	8%
Amortization of acquired intangible assets	183	183	—	—%
Loss on purchase commitment	—	24	(24)	(100%)
Total cost of revenue	26,369	25,082	1,287	5%
Gross profit	12,638	14,684	(2,046)	(14%)
Operating Expense:
Research and development	23,022	22,529	493	2%
Sales, general and administrative	33,393	36,175	(2,782)	(8%)
Amortization of acquired intangible assets	833	833	—	—%
Total operating expense	57,248	59,537	(2,289)	(4%)
Operating loss	(44,610)	(44,853)	243	(1%)
Interest expense	(2,110)	(1,738)	(372)	21%
Other income, net	2,037	4,696	(2,659)	(57%)
Loss before income taxes	(44,683)	(41,895)	(2,788)	7%
Income tax provision	58	35	23	66%
Net loss	$(44,741)	$(41,930)	$(2,811)	7%

Q2 Fiscal 2026 Form 10-Q	31

Revenue

Total Revenue
Total revenue decreased $0.8 million, or 2%, for the second quarter of 2026 compared with the same quarter of 2025.
Product revenue decreased $0.1 million primarily due to a decrease of $1.3 million, or 9%, in instrument revenue partially offset by an increase of $1.2 million, or 6%, in consumable revenue.
Service and other revenue decreased $0.6 million, or 9%.

Consumables Revenue

The increase in consumables revenue for the second quarter of 2026 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base. We also launched SPRQ-Nx during the second quarter of 2026.
Shipments of Vega consumables also contributed to the increase in consumables revenue during the period, and we anticipate increased contributions as customers continue ramping usage of the Vega platform and the installed base expands.
Looking ahead, we expect continued growth in consumables revenue as Revio and Vega installed bases continue to grow, along with increased demand in connection with the recent launch of SPRQ-Nx. This anticipated growth reflects increasing instrument placements, improving consumable utilization, broadening addressable applications for our platforms, and further expanding adoption across our research, clinical and commercial customers.

Instrument Revenue
Instrument revenue decreased for the second quarter of 2026 reflecting lower Revio average selling prices associated with strategic multi-system customer placements. Instrument revenue was also impacted by variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
Sales of Vega systems decreased for the second quarter of 2026. We sold 26 units compared to 38 units in the same quarter of 2025. Sales of Revio systems increased with 20 units sold compared to 15 units in the same quarter of 2025.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, promotional activities, and funding dynamics.

Q2 Fiscal 2026 Form 10-Q	32

Cost of Revenue and Gross Profit
Total cost of revenue increased $1.3 million, or 5%, in the second quarter of 2026 compared to the same quarter of 2025. Total cost of revenue included share-based compensation expense of $0.7 million and $0.9 million during the second quarter of 2026 and 2025, respectively.
Cost of product revenue increased $0.9 million, or 5%, in the second quarter of 2026 compared to the same quarter of 2025 primarily due to exit costs associated with a contract manufacturer, increased memory costs, product transition costs related to the disposition of assets in the first quarter of 2026, and amortization of the patent license obtained through the legal settlement with PGI. These increases were partially offset by lower Instrument volumes and a shifting Consumables product mix.
Gross profit decreased $2.0 million, or 14%, during the second quarter of 2026 compared to the same period of 2025. The decrease was driven primarily by slightly lower revenue and the increase in cost of revenue described above. While higher consumables mix and the introduction of SPRQ-Nx remain important drivers of margin expansion, rising computing component costs will temper the pace of margin improvement in the near term. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, including promotional pricing, future product launches, changes to inventory reserves, costs of raw materials and increased computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, and tariffs.

Research and Development Expense
Research and development expense increased by $0.5 million, or 2%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by higher product development costs associated with ongoing investments in future sequencing platform development, partially offset by lower personnel and related expenses, including share-based compensation expense. Research and development expense included share-based compensation expense of $2.4 million and $3.3 million during the second quarter of 2026 and 2025, respectively. We anticipate research and development expense to decrease during the remainder of 2026 in connection with our recently announced expense reduction initiatives, primarily due to headcount reductions.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $2.8 million, or 8%, for the second quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by lower personnel and related expenses, including share-based compensation. We also recorded $0.6 million of restructuring-related charges in the second quarter of 2025. Sales, general, and administrative expense included share-based compensation expense of $6.2 million and $7.7 million during the second quarter of 2026 and 2025, respectively. We anticipate sales, general, and administrative expense to decrease during the remainder of 2026 in connection with our recently announced expense reduction initiatives, primarily due to headcount reductions.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the second quarter of 2026 and 2025 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Interest Expense
Interest expense for the second quarter of 2026 and 2025 was primarily comprised of interest on the convertible senior notes. Interest expense for the second quarter of 2026 also included interest related to the liability recorded for the license and settlement agreement with PGI.

Other Income, Net
Other income, net for the second quarter of 2026 decreased compared to the same quarter of 2025 primarily driven by lower investment income due to lower cash and investment balances.

Q2 Fiscal 2026 Form 10-Q	33

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Product revenue	$64,484	$64,196	$288	—%
Service and other revenue	11,701	12,723	(1,022)	(8%)
Total revenue	76,185	76,919	(734)	(1%)
Cost of Revenue:
Cost of product revenue	40,916	46,355	(5,439)	(12%)
Cost of service and other revenue	9,424	8,631	793	9%
Amortization of acquired intangible assets	366	4,528	(4,162)	(92%)
Loss on purchase commitment	—	4,092	(4,092)	(100%)
Total cost of revenue	50,706	63,606	(12,900)	(20%)
Gross profit	25,479	13,313	12,166	91%
Operating Expense:
Research and development	42,630	51,582	(8,952)	(17%)
Sales, general and administrative	64,546	76,343	(11,797)	(15%)
Impairment charges	—	15,000	(15,000)	(100%)
Settlement charges	15,400	—	15,400	—
Gain on disposal of assets	(45,796)	—	(45,796)	—
Amortization of acquired intangible assets	1,666	362,875	(361,209)	(100%)
Change in fair value of contingent consideration	—	(18,700)	18,700	(100%)
Total operating expense	78,446	487,100	(408,654)	(84%)
Operating loss	(52,967)	(473,787)	420,820	(89%)
Interest expense	(3,850)	(3,475)	(375)	11%
Other income, net	4,043	8,990	(4,947)	(55%)
Loss before income taxes	(52,774)	(468,272)	415,498	(89%)
Income tax provision (benefit)	242	(267)	509	(191%)
Net loss	$(53,016)	$(468,005)	$414,989	(89%)

Q2 Fiscal 2026 Form 10-Q	34

Revenue

Total Revenue
Total revenue decreased $0.7 million, or 1%, during the six months ended June 30, 2026 compared with the same period of 2025.
Product revenue increased $0.3 million primarily due to an increase of $2.9 million, or 7%, in consumable revenue partially offset by a decrease of $2.6 million, or 10%, in instrument revenue.
Service and other revenue decreased $1.0 million, or 8%.

Consumables Revenue

The increase in consumables revenue during the six months ended June 30, 2026 was primarily driven by higher Revio consumables sales, reflecting the continued expansion of the Revio instrument installed base. We also launched SPRQ-Nx during the second quarter of 2026.
Shipments of Vega consumables also contributed to the increase in consumables revenue during the period, and we anticipate increased contributions as customers continue ramping usage of the Vega platform and the installed base expands.
Looking ahead, we expect continued growth in consumables revenue as Revio and Vega installed bases continue to grow, along with increased demand in connection with the recent launch of SPRQ-Nx. This anticipated growth reflects increasing instrument placements, improving consumable utilization, broadening addressable applications for our platforms, and further expanding adoption across our research, clinical and commercial customers.

Instrument Revenue
Instrument revenue decreased during the six months ended June 30, 2026 reflecting lower Revio average selling prices associated with strategic multi-system customer placements. Instrument revenue was also impacted by variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
Sales of Vega systems decreased during the six months ended June 30, 2026. We sold 53 units compared to 66 units in the same period of 2025. Sales of Revio systems increased with 35 units sold compared to 27 units in the same period of 2025.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, promotional activities, and funding dynamics.

Q2 Fiscal 2026 Form 10-Q	35

Cost of Revenue and Gross Profit
Total cost of revenue decreased $12.9 million, or 20%, during the six months ended June 30, 2026, compared to the same period of 2025 primarily due to decreases in cost of product revenue, amortization of acquired intangible assets, and share-based compensation expense. We recorded $12.4 million of restructuring-related costs during the six months ended June 30, 2025, which included $3.8 million relating to loss on purchase commitments which was based on an estimate of future excess inventory related to supply agreements for which we did not expect to have related sales. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Total cost of revenue included share-based compensation expense of $1.3 million and $2.1 million during the six months ended June 30, 2026 and 2025, respectively.
Cost of product revenue decreased $5.4 million, or 12%, during the six months ended June 30, 2026, compared to the same period of 2025 primarily due to the restructuring-related costs that were recorded in the prior period, lower Instrument volumes, and a shifting Consumables product mix partially offset by exit costs associated with a contract manufacturer, increased memory costs, product transition costs related to the disposition of assets in the first quarter of 2026, and amortization of the patent license obtained through the legal settlement with PGI.
Gross profit increased $12.2 million, or 91%, during the six months ended June 30, 2026, compared to the same period of 2025 in line with the decrease in total cost of revenue described above and relatively flat revenue. While higher consumables mix and the introduction of SPRQ-Nx remain important drivers of margin expansion, rising computing component costs will temper the pace of margin improvement in the near term. Gross margins may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, including promotional pricing, future product launches, changes to inventory reserves, costs of raw materials and increased computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, and tariffs.

Research and Development Expense
Research and development expense decreased by $9.0 million, or 17%, during the six months ended June 30, 2026, compared to the same period of 2025. The decrease was primarily driven by lower personnel and related expenses, including share-based compensation expense, partially offset by an increase in product development costs associated with ongoing investments in future sequencing platform development. We also recorded $2.7 million of restructuring-related charges during the six months ended June 30, 2025. Research and development expense included share-based compensation expense of $1.6 million and $5.9 million during the six months ended June 30, 2026 and 2025, respectively. We anticipate research and development expense to decrease during the remainder of 2026 in connection with our recently announced expense reduction initiatives, primarily due to headcount reductions.

Sales, General, and Administrative Expense
Sales, general and administrative expense decreased by $11.8 million, or 15%, during the six months ended June 30, 2026, compared to the same period of 2025. The decrease was primarily due to a decrease in personnel and related expenses, including share-based compensation expense, and lower marketing expense, partially offset by legal expenses related to the settlement with PGI. We also recorded $5.4 million of restructuring-related charges during the six months ended June 30, 2025. Sales, general, and administrative expense included share-based compensation expense of $10.7 million and $13.1 million during the six months ended June 30, 2026 and 2025, respectively. We anticipate sales, general, and administrative expense to decrease during the remainder of 2026 in connection with our recently announced expense reduction initiatives, primarily due to headcount reductions.

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

Q2 Fiscal 2026 Form 10-Q	36

Settlement Charges
In the first quarter of 2026, the Company entered into a license and settlement agreement with PGI in connection with the PGI Settlement. Under the fixed payment structure pursuant to the agreement, the Company paid PGI $8.0 million in the second quarter of 2026, and will pay $5.0 million in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1.0 million if the Company’s 2026 revenue is at least $165.0 million and another $1.0 million if it is at least $180.0 million. See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Gain on Disposal of Assets
On January 30, 2026, we completed a disposition of certain assets to Illumina Cambridge Limited (the “Buyer”) pursuant to an Asset Purchase Agreement dated January 30, 2026. Under the agreement, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies. In consideration, Buyer paid $50.0 million in cash, assumed certain liabilities, and granted us a non-exclusive license to certain intellectual property included in the purchased assets. During the first quarter of 2026, in connection with the Asset Sale, Buyer paid, at our direction, 4% of the net cash proceeds to the former equity holders of Apton Biosystems, Inc. ("Apton") in connection with the waiver of remaining milestone obligations from our August 2023 acquisition of Apton. As a result, we received approximately $48.1 million in net cash proceeds from the Asset Sale. In connection with the transaction, the Company incurred transaction costs of $2.3 million in the first quarter of 2026 that are offset against the gain on disposal of assets on our condensed consolidated statements of operations and comprehensive loss. See Note 2. Financial Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the six months ended June 30, 2026 and 2025 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Amortization of acquired intangible assets included in operating expenses during the six months ended June 30, 2025 included $359.3 million of accelerated amortization related to developed technology from the 2021 Omniome, Inc. acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025.

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

Interest Expense
Interest expense during the six months ended June 30, 2026 and 2025 was primarily comprised of interest on the convertible senior notes. Interest expense for the six months ended June 30, 2026 also included interest related to the liability recorded for the license and settlement agreement with PGI.

Other Income, Net
Other income, net during the six months ended June 30, 2026 decreased compared to the same period of 2025 primarily driven by lower investment income due to lower cash and investment balances.

Q2 Fiscal 2026 Form 10-Q	37

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, we had cash, cash equivalents and investments of $236.9 million compared to $279.5 million as of December 31, 2025. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
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
During the third quarter of 2026, we announced a restructuring plan to continue to better align our organizational structure and resources with our strategic initiatives. These restructuring actions are expected to result in a workforce reduction of approximately 40 employees, or approximately 8% of our workforce, as we align our organizational structure with our strategic priorities. Including the Reduction in Force and related non-headcount cost actions, we expect to reduce our annualized operating expenses by $30 million to $40 million by the end of 2027.
We estimate that we will incur aggregate pre-tax charges of approximately $2.0 million in connection with the Reduction in Force, primarily consisting of severance payments, employee benefits, outplacement services and related costs. We expect that the Reduction in Force will be completed and that these charges will be incurred in the third quarter of 2026. We also approved and implemented certain efficiency and expense reduction initiatives during 2025 and 2024. These expense reduction initiatives included workforce reductions, facilities downsizing and a refined pipeline of development programs.

PGI License and Settlement
In the first quarter of 2026, the Company entered into a license and settlement agreement with PGI in connection with the PGI Settlement. Under the fixed payment structure pursuant to the agreement, the Company paid PGI $8.0 million in the second quarter of 2026, and will pay $5.0 million in the first quarter of each of 2027, 2028 and 2029, with the payment in 2027 increasing by $1.0 million if the Company’s 2026 revenue is at least $165.0 million and another $1.0 million if it is at least $180.0 million. See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Convertible Senior Notes
As of June 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
•the effectiveness of our expense reduction initiatives;
•the purchase of patent licenses;
•the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

Q2 Fiscal 2026 Form 10-Q	38

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

Cash Flow Summary

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(80,274)	$(73,433)
Net cash provided by investing activities	75,930	70,517
Net cash provided by financing activities	1,692	1,959
Net decrease in cash, cash equivalents, and restricted cash	$(2,652)	$(957)
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities during the six months ended June 30, 2026 of $80.3 million was due primarily to a $53.0 million net loss that included non-cash items such as share-based compensation of $13.7 million, depreciation expense of $4.5 million, and amortization of acquired intangible assets of $2.0 million, which were offset by a $48.1 million gain on disposal of assets and $2.8 million in net changes to operating assets and liabilities. Cash flow impact from changes in net operating assets and liabilities was primarily driven by an increase in inventory and a decrease in accrued expenses. These uses of cash were partially offset by increases in other liabilities and operating lease liabilities as well as a decrease in accounts receivable.
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
Cash provided by investing activities during the six months ended June 30, 2026 was primarily from $97.0 million of maturities of investments and $50.0 million of gross proceeds from a disposal of assets partially offset by $57.5 million of purchases of investments, $5.0 million of purchases of intangible assets, and $4.6 million of purchases of property and equipment.
Cash provided by investing activities during the six months ended June 30, 2025, was primarily from $195.4 million of maturities of investments partially offset by $118.0 million of purchases of investments and $5.0 million in purchases of intangible assets.

Q2 Fiscal 2026 Form 10-Q	39

Financing Activities
Cash provided by financing activities during the six months ended June 30, 2026 resulted from $1.7 million of proceeds from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the six months ended June 30, 2025 resulted from $2.0 million from the issuance of common stock through our equity compensation plans.

Contractual Obligations
We presented our contractual obligations at December 31, 2025 in our 2025 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2026.

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
There have been no changes to our significant accounting policies and estimates as disclosed in our 2025 Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS
Please see Note 1. Organization and Significant Accounting Policies, subsection titled “Recent Accounting Pronouncements”, in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding applicable recent accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2026, we did not have any off-balance sheet arrangements.
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

Q2 Fiscal 2026 Form 10-Q	40

amounts. No additional liability associated with such indemnification agreements has been recorded as of June 30, 2026.

Q2 Fiscal 2026 Form 10-Q	41

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
During the six months ended June 30, 2026, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of June 30, 2026 were $201.8 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at June 30, 2026 would have affected the fair value of our investment portfolio by approximately $1.3 million.
There have been no other material changes in market risk from the information provided in our 2025 Annual Report.

Q2 Fiscal 2026 Form 10-Q	42

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

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to determine whether any change in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q2 Fiscal 2026 Form 10-Q	43

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to securities laws, product liability, patent infringement, contract disputes, employment, and other matters that arise in the normal course of our business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications.
We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We currently do not believe that the ultimate outcome of any current matters is probable or reasonably estimable, or that these matters will have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of litigation and settlement costs, diversion of management resources, and other factors.

Q2 Fiscal 2026 Form 10-Q	44

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
•our reliance on a limited number of customers for a significant portion of our revenues, including academic, research and government institutions, which have been and may continue to be impacted by reductions in funding or targeted cancellations of certain grants or contracts by the U.S. federal government;
•the complexity of our products giving rise to defects or errors;
•our unpredictable and lengthy sales cycles;
•the possibility that our goodwill or intangible assets could become impaired;
•adverse effects resulting from political and economic tensions between the United States and other countries, including China and Russia, and other geopolitical uncertainties;

Q2 Fiscal 2026 Form 10-Q	45

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

Risks Related to Our Business
The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operations.
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
•comply with regulatory requirements applicable to our products;
•anticipate and adapt to changes in our market;

Q2 Fiscal 2026 Form 10-Q	46

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
We evaluate goodwill and other intangible assets with indefinite useful lives for impairment annually and whenever events or changes in circumstances indicate that the fair value of such assets may be less than the carrying value. We also perform regular reviews to determine if any event has occurred that may indicate that the carrying values of our intangible assets with finite lives and other finite-lived assets are impaired. Events that would indicate impairment and trigger an interim impairment test include, but are not limited to, adverse changes in business or economic conditions, lower-than-expected performance of a product line or business, changes in strategic direction, unanticipated technological or competitive developments, loss of key personnel, and actions by governments or courts. The occurrence of any of these events, may require us to record future impairment charges. For example, we recorded $15.0 million of impairment charges during the year ended December 31, 2025, as described in additional detail in Note 4. Balance Sheet Components in Part II, Item 8 of our 2025 Annual Report. Additionally, amortization of acquired intangible assets during the year ended December 31, 2025 included $359.3 million of accelerated amortization pertaining to the Company's change in estimate of its remaining useful life of the developed technology acquired in connection with the 2021 Omniome, Inc. acquisition as described in additional detail in Note 6. Restructuring in Part II, Item 8 of our 2025 Annual Report. Any such charges may adversely affect our results of operations.

Q2 Fiscal 2026 Form 10-Q	47

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and we may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we initiated expense reduction plans during the second quarter of 2024 and the first quarter of 2025 and additional reductions in July of 2026, we do not expect to be profitable for the remainder of 2026, and there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.
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
In addition, inflationary pressure, including as a result of supply shortages, has adversely impacted and could continue to adversely impact our financial results, and our operating costs may increase. For example, we have experienced and expect to continue to experience inflationary pressure with respect to certain components of certain of our products, including with respect to semiconductor materials, such as memory chips, due in part to accelerated demand associated with data processing and storage applications, for the foreseeable future. We may not fully offset these cost increases by raising prices for our products and services, which could result in downward pressure on our margins. Further, our customers may choose to reduce their business with us if we increase our pricing. Any or all of the foregoing may have a material adverse effect on our business, operations, financial condition, and prospects. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operation.” above.
Expense reduction initiatives could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of these initiatives, whether in the time frame anticipated or at all.
During the third quarter of 2026, we announced plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our expense reduction initiatives comprise, among other things, workforce reductions and a refined pipeline of development activities. Additionally, for example, during the second quarter of 2024 we initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives, and during the first quarter of 2025 we initiated further plans to reduce certain of our annualized run-rate operating expenses by the end of the year, given persistent uncertainty surrounding academic and NIH funding, along with the introduction and impact of new or changing tariffs. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense

Q2 Fiscal 2026 Form 10-Q	48

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
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all, particularly in light of our outstanding notes and lack of positive cash flow from operations. We have incurred significant debt, and we may incur additional debt in the future. As of June 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The 2024 Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders.
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

Q2 Fiscal 2026 Form 10-Q	49

Pursuant to the Asset Purchase Agreement, we have retained certain liabilities arising from our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies as they existed prior to the closing of the Asset Sale. While we are not aware of any such liabilities that may be material and have adequately accrued for these liabilities, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities, which may have a material adverse effect on our business, operations, financial condition, results of operations and prospects.
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

Q2 Fiscal 2026 Form 10-Q	50

to successfully integrate such acquisitions or investments, our business, financial condition, and results of operations could be adversely affected, including potential impairments of goodwill and intangible assets.
If we are unable to successfully develop and timely manufacture our current and future products, our business may be adversely affected.
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Revio and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, and prospects.
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

Q2 Fiscal 2026 Form 10-Q	51

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
Our business could be adversely impacted by the effects of epidemics or other public health emergencies. These impacts could include, but are not necessarily limited to:
•shutdowns or business disruptions experienced by manufacturers, suppliers and other third parties with whom we conduct business;
•disruptions or interruptions to our supply chains;
•changes in applicable public health regulations that require us to modify our business practices and operations; and

Q2 Fiscal 2026 Form 10-Q	52

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
We have in recent years experienced significant changes to our leadership team. On July 30, 2026, our Board of Directors appointed Mark Van Oene as our President and Chief Executive Officer and as a member of our Board of Directors, effective August 5, 2026. Mr. Van Oene succeeds Christian Henry, who stepped down as our President and Chief Executive Officer, effective August 5, 2026. Mr. Henry will continue to serve on our Board of Directors.
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
Our success depends upon the continuing services of members of our senior management team and scientific and engineering personnel. In particular, our scientists and engineers are critical to our technological and product innovations, and we will need to hire additional qualified personnel from time to time. Our industry is characterized by high demand and intense competition for talent, and the turnover rate has been and may continue to be high. Our employees can leave our company with little to no prior notice and would be free to work for a competitor. We compete for qualified management and scientific personnel with other life science companies, academic institutions and research institutions, particularly those focusing on genomics. We also compete for qualified sales personnel to support the commercialization of our existing and new products. Workforce reductions, such as the workforce reduction we implemented during the third quarter of 2026 and the workforce reductions we implemented in 2024 and 2025, and other expense reduction efforts may be negatively received by potential or current employees, and accordingly result in attrition or difficulty in recruiting desirable candidates. Additionally, we may face challenges in retaining and recruiting key personnel due to sustained declines in our stock price that could reduce the retentive value of stock options, restricted stock units and other equity awards we issue as compensation. We may not be able to provide adequate cash or other incentives to adequately counterbalance any negative perceptions about the value of our equity awards. Moreover, the value of any equity awards that we do grant to our personnel may be significantly affected by movements in our stock price that are beyond our control. The loss of qualified employees, or an inability to attract, retain, and motivate employees, could prevent us from pursuing collaborations and materially and adversely affect our support of existing products, product development and launches, business growth prospects, results of operations and financial condition.

Q2 Fiscal 2026 Form 10-Q	53

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

Q2 Fiscal 2026 Form 10-Q	54

successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches and commercialization are not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue may be materially and adversely harmed, our gross margins and operating results may decline, our cash flows and liquidity may be negatively impacted, our long-term growth strategy may not be realized, and our business may not succeed.
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

Q2 Fiscal 2026 Form 10-Q	55

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

Q2 Fiscal 2026 Form 10-Q	56

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

Q2 Fiscal 2026 Form 10-Q	57

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
•the performance and commercial availability expectations of our existing and potential customers with respect to new and existing products;

Q2 Fiscal 2026 Form 10-Q	58

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

Q2 Fiscal 2026 Form 10-Q	59

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
Our instruments represent significant capital expenditures for our customers in research applications. Current and potential customers for our current or future products include academic and government institutions, genome centers, medical research institutions, clinical laboratories, pharmaceutical, agricultural, biotechnology, diagnostic and chemical companies. Their spending budgets have had and may continue to have a significant effect on the demand for our products. Spending budgets are based on a wide variety of factors, including the allocation of available resources to make purchases, funding from government sources which is highly uncertain and subject to change, including the persistent uncertainty surrounding NIH and academic funding, the spending priorities among various types of research equipment, policies regarding capital expenditures during economically uncertain periods and the potential impacts from health epidemics or pandemics. Any decrease in capital spending or change in spending priorities of our current and potential customers could significantly reduce the demand for our products. Any delay or reduction in purchases by current or potential customers or our inability to forecast fluctuations in demand could materially and adversely harm our future operating results.
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

Q2 Fiscal 2026 Form 10-Q	60

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

Q2 Fiscal 2026 Form 10-Q	61

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
•litigation or other claims against us for intellectual property infringement or otherwise;
•our ability to obtain additional financing as necessary; and
•changes or trends in new technologies and industry standards.

Q2 Fiscal 2026 Form 10-Q	62

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
Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:
•we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;
•we or our licensors might not have been the first to file patent applications for these inventions;

Q2 Fiscal 2026 Form 10-Q	63

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

Q2 Fiscal 2026 Form 10-Q	64

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

Q2 Fiscal 2026 Form 10-Q	65

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

Q2 Fiscal 2026 Form 10-Q	66

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

Q2 Fiscal 2026 Form 10-Q	67

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

Q2 Fiscal 2026 Form 10-Q	68

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

Q2 Fiscal 2026 Form 10-Q	69

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

Q2 Fiscal 2026 Form 10-Q	70

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

Q2 Fiscal 2026 Form 10-Q	71

International Emergency Economic Powers Act (“IEEPA”) (which were subsequently invalidated by the U.S. Supreme Court in February 2026); of Section 232 tariffs on imports of items that threaten to impair U.S. national security, including but not limited to certain advanced semiconductors, articles of steel and aluminum; passenger vehicles, trucks, and automotive components; articles of copper; and timber, lumber, and articles of wood; as well as a “temporary import surcharge” imposed under Section 122 on certain imports from most U.S. trading partners. The U.S. government announced in April 2026 that it would impose a new Section 232 tariff of 100% on certain patented or branded pharmaceuticals and pharmaceutical products beginning in July 2026. Additional U.S. government investigations are underway or may be undertaken with respect to Section 232 and Section 301 authorities; when these investigations are complete, the U.S. government may decide to levy additional tariffs on products under these authorities. For example, the U.S. Trade Representative in June 2026 proposed a new Section 301 tariff of 10 to 12.5% for virtually all of the largest U.S. trading partners, premised on a finding that those countries’ enforcement with respect to the use of forced labor is inadequate, which could in the future be implemented by the U.S. government.
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

Q2 Fiscal 2026 Form 10-Q	72

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
•export requirements and import or trade restrictions;

Q2 Fiscal 2026 Form 10-Q	73

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

Q2 Fiscal 2026 Form 10-Q	74

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
•sales of our common stock by us or our stockholders;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts;

Q2 Fiscal 2026 Form 10-Q	75

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
If any of the foregoing occurs, it would cause our stock price or trading volume to decline. Stock markets in general and the market for companies in our industry in particular have experienced price and volume fluctuations; these fluctuations have been, and may continue to be, exacerbated by current macroeconomic trends and geopolitical events. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been a party to this type of litigation in the past and may be the target of this type of litigation again in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
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
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

Q2 Fiscal 2026 Form 10-Q	76

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

Q2 Fiscal 2026 Form 10-Q	77

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
As of June 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q2 Fiscal 2026 Form 10-Q	78

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of June 30, 2026, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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

Q2 Fiscal 2026 Form 10-Q	79

General Risk Factors
Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.
General conditions in the global economy and in the global financial markets could adversely affect our results of operations, and the overall demand for nucleic acid sequencing products may be particularly vulnerable to unfavorable economic conditions. A global financial crisis, inflation or a global or regional political disruption, acts of terrorism, hostilities, military conflict and acts of war, including any further escalation of the conflicts in the Middle East (including Iran) and the war in Ukraine, as well as the related responses, could cause extreme volatility in the capital and credit markets, and disrupt shipping lanes. We have experienced and may continue to experience negative impacts from the conflicts in the Middle East (including Iran) on delivering and installing products at customer locations adversely affected by such conflicts. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our product and services. An impairment in value of our tangible or intangible assets could also be recorded as a result of weaker economic conditions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business. For more information on impairment considerations, see “—The commercialization and sales of our current or future products may be unsuccessful or less successful than anticipated. While we plan to continue pursuing new products and expanding into adjacent markets, we have limited experience in managing and selling multiple products and, as a result, may face challenges selling in new markets and fail to successfully carry out these initiatives, which may adversely impact our business, financial condition or results of operations.” above.
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
•challenges with defending against intellectual property claims in other countries;

Q2 Fiscal 2026 Form 10-Q	80

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

Q2 Fiscal 2026 Form 10-Q	81

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

Q2 Fiscal 2026 Form 10-Q	82

There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal level, as well as the state and local levels. Specific legislative and regulatory proposals discussed or implemented that might materially impact us include, but are not limited to, changes to spending priorities and potential reductions in research funding. Uncertainty about U.S. government funding has posed, and may continue to pose, a risk as customers may choose to postpone or reduce spending in response to actual or anticipated restraints on funding. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operations and financial condition could be materially and adversely impacted in the future.
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

Q2 Fiscal 2026 Form 10-Q	83

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

Q2 Fiscal 2026 Form 10-Q	84

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

Q2 Fiscal 2026 Form 10-Q	85

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

Q2 Fiscal 2026 Form 10-Q	86

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

Q2 Fiscal 2026 Form 10-Q	87

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter ended June 30, 2026, Jim R. Gibson, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on May 22, 2026. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, has a planned duration from August 21, 2026 through March 15, 2027, and provides for the potential sale of up to 661,685 shares of the Company's common stock.
Other than as disclosed above, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Q2 Fiscal 2026 Form 10-Q	88

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1+	Pacific Biosciences of California, Inc. 2020 Equity Incentive Plan, as amended	8-K	10.1	June 4, 2026
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________

+	Indicates management contract or compensatory plan.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Q2 Fiscal 2026 Form 10-Q	89

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: August 6, 2026	By:	/s/ Mark Van Oene
Mark Van Oene President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jim R. Gibson
Jim R. Gibson Chief Financial Officer (Principal Financial and Accounting Officer)

Q2 Fiscal 2026 Form 10-Q	90