Form 10-Q
period 2026-09-30
PACIFIC BIOSCIENCES OF CALIFORNIA, INC.
filed 2026-11-05
CIK 1299130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
Form 10-Q
_____________________________________________________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock as of October 31, 2026: 312,926,730.

Q3 Fiscal 2026 Form 10-Q	2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$55,907	$63,707
Investments	143,511	215,799
Accounts receivable, net	38,323	35,448
Inventory, net	60,278	49,285
Prepaid expenses and other current assets	9,802	10,793
Short-term restricted cash	33	20
Total current assets	307,854	375,052
Property and equipment, net	29,277	24,146
Operating lease right-of-use assets, net	39,409	41,695
Long-term restricted cash	1,629	1,532
Intangible assets, net	12,164	15,124
Goodwill	317,761	317,761
Other long-term assets	13,002	8,773
Total assets	$721,096	$784,083
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$10,920	$20,770
Accrued expenses	33,805	33,646
Deferred revenue, current	17,342	15,936
Operating lease liabilities, current	2,067	448
Other liabilities, current	2,459	2,031
Total current liabilities	66,593	72,831
Deferred revenue, non-current	4,231	3,929
Operating lease liabilities, non-current	60,244	56,592
Convertible senior notes, net, non-current	643,058	645,382
Other liabilities, non-current	8,350	—
Total liabilities	782,476	778,734

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value:
Authorized 50,000 shares; No shares issued or outstanding	—	—
Common stock, $0.001 par value:
Authorized 1,000,000 shares; issued and outstanding 312,237 and 301,956 shares at September 30, 2026 and December 31, 2025, respectively	312	302
Additional paid-in capital	2,725,291	2,699,892
Accumulated other comprehensive income (loss)	(819)	457
Accumulated deficit	(2,786,164)	(2,695,302)
Total stockholders’ equity (deficit)	(61,380)	5,349
Total liabilities and stockholders’ equity (deficit)	$721,096	$784,083
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2026 Form 10-Q	3

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Product revenue	$34,002	$32,597	$98,486	$96,793
Service and other revenue	6,562	5,844	18,263	18,567
Total revenue	40,564	38,441	116,749	115,360
Cost of Revenue:
Cost of product revenue	21,795	19,204	62,711	65,559
Cost of service and other revenue	5,116	3,078	14,540	11,709
Amortization of acquired intangible assets	183	183	549	4,711
Loss on purchase commitment	—	75	—	4,167
Total cost of revenue	27,094	22,540	77,800	86,146
Gross profit	13,470	15,901	38,949	29,214
Operating Expense:
Research and development	20,223	22,846	62,853	74,428
Sales, general and administrative	29,416	31,099	93,962	107,442
Impairment charges	—	—	—	15,000
Settlement charges	—	—	15,400	—
Gain on disposal of assets	—	—	(45,796)	—
Amortization of acquired intangible assets	833	833	2,499	363,708
Change in fair value of contingent consideration	—	—	—	(18,700)
Total operating expense	50,472	54,778	128,918	541,878
Operating loss	(37,002)	(38,877)	(89,969)	(512,664)
Interest expense	(2,057)	(1,739)	(5,907)	(5,214)
Other income, net	1,482	2,999	5,525	11,989
Loss before income taxes	(37,577)	(37,617)	(90,351)	(505,889)
Income tax provision	269	383	511	116
Net loss	(37,846)	(38,000)	(90,862)	(506,005)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(316)	148	(1,276)	(7)
Comprehensive loss	$(38,162)	$(37,852)	$(92,138)	$(506,012)
Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.29)	$(1.69)
Diluted	$(0.12)	$(0.13)	$(0.29)	$(1.69)
Weighted average shares outstanding used in calculating net loss per share:
Basic	311,247	300,844	309,260	299,303
Diluted	311,247	300,844	309,260	299,303
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2026 Form 10-Q	4

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands)	Shares	Amount
Balance at June 30, 2026	310,810	$311	$2,715,297	$(503)	$(2,748,318)	$(33,213)
Net loss	—	—	—	—	(37,846)	(37,846)
Other comprehensive loss	—	—	—	(316)	—	(316)
Issuance of common stock in conjunction with equity plans	1,427	1	1,455	—	—	1,456
Share-based compensation expense	—	—	8,539	—	—	8,539
Balance at September 30, 2026	312,237	$312	$2,725,291	$(819)	$(2,786,164)	$(61,380)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
(In thousands)	Shares	Amount
Balance at December 31, 2025	301,956	$302	$2,699,892	$457	$(2,695,302)	$5,349
Net loss	—	—	—	—	(90,862)	(90,862)
Other comprehensive loss	—	—	—	(1,276)	—	(1,276)
Issuance of common stock in conjunction with equity plans	10,281	10	3,138	—	—	3,148
Share-based compensation expense	—	—	22,261	—	—	22,261
Balance at September 30, 2026	312,237	$312	$2,725,291	$(819)	$(2,786,164)	$(61,380)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at June 30, 2025	300,350	$300	$2,677,853	$267	$(2,616,931)	$61,489
Net loss	—	—	—	—	(38,000)	(38,000)
Other comprehensive income	—	—	—	148	—	148
Issuance of common stock in conjunction with equity plans	1,503	2	1,467	—	—	1,469
Share-based compensation expense	—	—	10,984	—	—	10,984
Balance at September 30, 2025	301,853	$302	$2,690,304	$415	$(2,654,931)	$36,090

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance at December 31, 2024	294,418	$294	$2,654,804	$422	$(2,148,926)	$506,594
Net loss	—	—	—	—	(506,005)	(506,005)
Other comprehensive loss	—	—	—	(7)	—	(7)
Issuance of common stock in conjunction with equity plans	7,435	8	3,420	—	—	3,428
Share-based compensation expense	—	—	32,080	—	—	32,080
Balance at September 30, 2025	301,853	$302	$2,690,304	$415	$(2,654,931)	$36,090
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2026 Form 10-Q	5

PACIFIC BIOSCIENCES OF CALIFORNIA, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(90,862)	$(506,005)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,982	10,251
Amortization of intangible assets	3,060	368,429
Amortization of right-of-use assets	2,282	3,083
Amortization of patent license	1,031	—
Share-based compensation expense	22,261	32,080
Impairment charges	—	15,000
Gain on disposal of assets	(48,100)	—
Accretion of discount on marketable securities, net	(571)	(3,905)
Change in the estimated fair value of contingent consideration	—	(18,700)
Deferred income taxes	—	(546)
Other	806	1,456
Changes in assets and liabilities
Accounts receivable, net	(2,875)	(3,092)
Inventory, net	(15,858)	4,842
Prepaid expenses and other assets	(755)	7,797
Accounts payable	(7,087)	761
Accrued expenses	171	(1,396)
Deferred revenue	1,708	685
Operating lease liabilities	3,201	(661)
Other liabilities	6,727	(2,219)
Net cash used in operating activities	(117,879)	(92,140)
Cash flows from investing activities
Proceeds from disposal of assets	50,000	—
Payment for waiver of milestone obligation	(1,900)	—
Purchases of property and equipment	(5,586)	(1,853)
Purchases of intangible assets	(5,000)	(5,000)
Purchase of patent license	(2,056)	—
Purchases of investments	(61,165)	(183,817)
Maturities of investments	132,748	280,089
Net cash provided by investing activities	107,041	89,419
Cash flows from financing activities
Proceeds from issuance of common stock from equity plans	3,148	3,428
Net cash provided by financing activities	3,148	3,428
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,690)	707
Cash, cash equivalents, and restricted cash at beginning of period	65,259	57,592
Cash, cash equivalents, and restricted cash at end of period	$57,569	$58,299
Cash and cash equivalents at end of period	$55,907	$56,467
Restricted cash at end of period	1,662	1,832
Cash, cash equivalents, and restricted cash at end of period	$57,569	$58,299

Supplemental disclosure of non-cash investing and financing activities
Right-of-use asset and lease liability recognized due to lease extension	$—	$29,575
See accompanying notes to the condensed consolidated financial statements.

Q3 Fiscal 2026 Form 10-Q	6

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
Our products and technology, which consist of our HiFi long-read sequencing systems, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Basis of Presentation and Consolidation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, and applicable rules and regulations of the SEC regarding interim financial reporting and do not contain all information that is included in the annual financial statements and notes thereto of the Company. The unaudited condensed consolidated financial statements include the accounts of Pacific Biosciences and our wholly owned subsidiaries. Certain information and footnote disclosures typically included in our audited financial statements have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the December 31, 2025 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state our financial position, results of operations, comprehensive loss, and cash flows for the period, but are not necessarily indicative of the results to be expected for the entire year or any future periods. All intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.
The financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. On an ongoing basis, we evaluate our significant estimates, including those relating to the valuation of inventory, valuation of acquired intangible assets, useful lives assigned to finite-lived assets, asset impairment assessments, computation of provisions for income taxes, and valuations related to our convertible senior notes. While the extent of the potential impact of current macroeconomic conditions on our business is highly uncertain, we considered information available related to assumptions and estimates used to determine the results reported and asset valuations as of September 30, 2026. Actual results could differ materially from these estimates.

Q3 Fiscal 2026 Form 10-Q	7

Cash, Cash Equivalents, Restricted Cash, and Investments
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit, commercial paper, corporate bonds and notes, and government agencies’ securities.
We classify our investments in debt securities as available-for-sale and report the investments at fair value in current assets. We evaluate our available-for-sale investments and assess whether any unrealized losses are credit-related. Unrealized gains and losses that are not credit-related are recognized in accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses, expected credit losses, as well as interest income, on available-for-sale securities are reported in other income, net. The cost used in the determination of gains and losses of securities sold is based on the specific identification method. The cost of marketable securities is adjusted for the amortization of premiums and discounts to expected maturity. Premium and discount amortization is recorded in other income, net. We have the ability to hold, and do not intend to sell, investments in unrealized loss positions before the recovery of their amortized cost bases.
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

Concentration and Other Risks
Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and trade receivables. We maintain cash, cash equivalents, and investments with various major financial institutions. The counterparties to the agreements relating to our investment securities consist of various major corporations, financial institutions, municipalities, and government agencies of high credit standing. As of September 30, 2026, most of our cash was deposited with U.S. financial institutions. Our investment policy generally restricts the amount of credit exposure to any one issuer. There is no limit to the percentage of the portfolio that may be maintained in securities issued by the U.S. Treasury and U.S. Government Agencies, or other securities fully backed by U.S. Treasury or Government agencies. We have not experienced significant credit losses from financial institutions.
We perform credit evaluations of our customers and generally require no collateral. We have not experienced significant credit losses on our financial instruments or trade receivables to date, although our exposure to credit losses may increase if our customers are adversely affected by economic pressures or other customer-specific factors.
For the three and nine months ended September 30, 2026 and 2025, no customer accounted for 10% or more of our total revenue.
As of September 30, 2026 and December 31, 2025, 31% and 40% of our accounts receivable were from domestic customers, respectively. As of September 30, 2026 and December 31, 2025, no customer represented 10% or more of our net accounts receivable.
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

Q3 Fiscal 2026 Form 10-Q	8

of specified categories of expenses that are included in line items on the face of the income statement. The standard will be effective for us beginning in 2027, and interim periods within 2028, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This new standard clarifies and modernizes the recognition and disclosure framework for capitalized internal-use software costs by removing all references to project stages and introduces a more judgment-based approach. The standard also clarifies the threshold to be applied to begin capitalizing. The standard will be effective for us beginning in the first quarter of 2028, with early adoption permitted, and can be applied using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact of ASU 2025-06 on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. This new standard provides guidance on the recognition, measurement, and presentation of government grants. The standard will be effective for us beginning in the first quarter of fiscal year 2029, with early adoption permitted, and can be applied using a modified prospective, modified retrospective or full retrospective transition approach. We are currently evaluating the impact of ASU 2025-10 on our consolidated financial statements.

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

Q3 Fiscal 2026 Form 10-Q	9

fair value measurement requires management to make judgments and consider factors specific to the asset or liability.
The carrying amount of our accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, current, approximate fair value due to their short maturities.
Assets Measured at Fair Value on a Recurring Basis
The following table sets forth the fair value of our financial assets that were measured on a recurring basis:

	September 30, 2026				December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$55,108	$799	$—	$55,907	$60,496	$3,211	$—	$63,707
Investments:
Corporate debt securities	—	15,629	—	15,629	—	23,250	—	23,250
U.S. government & agency securities	—	127,882	—	127,882	—	192,549	—	192,549
Total investments	—	143,511	—	143,511	—	215,799	—	215,799

Short-term restricted cash	33	—	—	33	20	—	—	20
Long-term restricted cash	1,629	—	—	1,629	1,532	—	—	1,532
Total assets measured at fair value	$56,770	$144,310	$—	$201,080	$62,048	$219,010	$—	$281,058
During the nine months ended September 30, 2026, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis, and our valuation techniques did not change compared to the prior year.
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

Q3 Fiscal 2026 Form 10-Q	10

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

Cash, Cash Equivalents, Restricted Cash, and Investments
The following tables summarize our cash, cash equivalents, restricted cash, and investments:

	As of September 30, 2026
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$55,907	$—	$—	$55,907
Investments:
Corporate debt securities	15,735	3	(109)	15,629
U.S. government & agency securities	128,595	—	(713)	127,882
Total investments	144,330	3	(822)	143,511
Total cash, cash equivalents and investments	$200,237	$3	$(822)	$199,418

Short-term restricted cash	$33	$—	$—	$33
Long-term restricted cash	$1,629	$—	$—	$1,629

	As of December 31, 2025
(In thousands)	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Cash and cash equivalents	$63,707	$—	$—	$63,707
Investments:
Corporate debt securities	23,172	78	—	23,250
U.S. government & agency securities	192,170	380	(1)	192,549
Total investments	215,342	458	(1)	215,799
Total cash, cash equivalents and investments	$279,049	$458	$(1)	$279,506

Short-term restricted cash	$20	$—	$—	$20
Long-term restricted cash	$1,532	$—	$—	$1,532
The following table summarizes the contractual maturities of our cash equivalents and available-for-sale investments, excluding money market funds, as of September 30, 2026:

(In thousands)	Fair Value
Due in one year or less	$109,896
Due after one year through five years	34,414
Total	$144,310
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Q3 Fiscal 2026 Form 10-Q	11

Investment income included in other income, net on the condensed consolidated statements of operations and comprehensive loss was $1.8 million and $6.5 million for the three and nine months ended September 30, 2026, respectively and $3.1 million and $10.4 million for the three and nine months ended September 30, 2025, respectively.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory, Net
Our inventory, net, consisted of the following components:

(In thousands)	September 30, 2026	December 31, 2025
Purchased materials	$29,378	$22,533
Work in process	22,827	16,446
Finished goods	8,073	10,306
Inventory, net	$60,278	$49,285

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
During the first quarter of 2025, based on our decision to cease development of the high-throughput short-read sequencing platform, which would utilize the IPR&D, and the resulting changes to the expected future cash flows, among other factors, we concluded that it was more likely than not that the fair value of the IPR&D was less than its carrying amount, requiring an interim impairment assessment. Using a discounted cash flow model under the income approach, we determined the fair value was $0 and recorded a $15.0 million impairment charge. The decline in the fair value of the IPR&D to $0 as of March 31, 2025 resulted primarily from changes in the timing of expected future cash flows as compared to the fair value as of December 31, 2024, driven by the restructuring initiatives that prioritize accelerating adoption of HiFi sequencing and resulted in ceasing development of our high-throughput short-read sequencing platform. The impairment charge is included in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025.
See Note 5. Restructuring for additional information on costs incurred in connection with our restructuring activities.

Q3 Fiscal 2026 Form 10-Q	12

We have the following acquired finite-lived intangible assets:

		As of September 30, 2026			As of December 31, 2025
(In thousands, except years)	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3 — 15	$421,279	$(409,115)	$12,164	$421,179	$(406,055)	$15,124
Customer relationships	2	360	(360)	—	360	(360)	—
Total		$421,639	$(409,475)	$12,164	$421,539	$(406,415)	$15,124
The estimated future amortization expense of intangible assets with finite lives is as follows:

(In thousands)
Remainder of 2026	$1,022
2027	4,088
2028	1,310
2029	754
2030	754
2031 and thereafter	4,236
Total	$12,164
Amortization of acquired intangible assets is included within our cost of revenue if the costs and expenses related to the intangible assets are attributable to revenue generating activities. Amortization expense for intangible assets that are not directly related to sales generating activities is recorded in operating expenses. For developed technology intangible assets that are utilized in both revenue generating activities and in research and development activities, we allocate the amortization expense between cost of revenue and operating expenses. The finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives.
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
We review finite-lived intangible assets for impairment when an indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. In the first quarter of 2025, as part of our interim goodwill impairment test, we also performed a recoverability test for the finite-lived asset group and noted no impairment.
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

Q3 Fiscal 2026 Form 10-Q	13

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
The Company recorded the liability at its present value of $21.4 million as of March 31, 2026. The liability will be accreted to its undiscounted amount using the effective interest method, resulting in an effective interest rate of 9.5%, with accretion recognized as interest expense in the condensed consolidated statements of operations and comprehensive loss. The liability for the settlement obligation is classified between current and non-current portions based on the timing of expected payments. As of September 30, 2026, $5.7 million is included in accrued expenses and $8.4 million is included in other liabilities, non-current in the condensed consolidated balance sheet.

Deferred Revenue
As of September 30, 2026, we had a total of $21.5 million of deferred revenue, $17.3 million of which was recorded as deferred revenue, current, and $4.2 million of which was recorded as deferred revenue, non-current, which primarily relates to deferred service contract revenues and is scheduled to be recognized in the next five years. Revenue recorded in the three and nine months ended September 30, 2026 includes $2.5 million and $11.2 million, respectively, that was included in deferred revenue as of December 31, 2025.

Q3 Fiscal 2026 Form 10-Q	14

Performance Obligations
We regularly enter into contracts with multiple performance obligations. These contracts are believed to be firm as of the balance sheet date. However, we may allow customers to make product substitutions or certain modifications at our discretion. The timing of shipments depends on several factors, including agreed upon shipping schedules, which may span multiple quarters. Most performance obligations are generally satisfied within a year of the contract execution date. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $43.8 million, of which approximately 75% is expected to be converted to revenue over the next twelve months, approximately 19% in the following twelve months, and the remainder thereafter.

Product Warranties
We generally provide a one-year warranty on instruments. In addition, we provide a limited warranty on consumables. At the time revenue is recognized, an accrual is established for estimated warranty costs based on historical experience as well as anticipated product performance. We periodically review the warranty accrual for adequacy and record adjustments, if necessary, based on actual experience and estimated costs to be incurred. Warranties are recorded as part of accrued expenses on the condensed consolidated balance sheets and warranty expense is recorded as a component of cost of product revenue in the condensed consolidated statements of operations and comprehensive loss. There were no material changes in estimates for the periods presented below.
Changes in the accrual for product warranties were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$2,810	$2,688	$3,046	$3,100
Additions charged to cost of product revenue	1,444	1,252	4,135	3,809
Repairs and replacements	(1,355)	(1,384)	(4,282)	(4,353)
Balance at end of period	$2,899	$2,556	$2,899	$2,556

Q3 Fiscal 2026 Form 10-Q	15

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

Q3 Fiscal 2026 Form 10-Q	16

The 2029 Indenture includes customary “events of default,” which may result in the acceleration of the maturity of the 2029 Notes under the 2029 Indenture. The 2029 Indenture also includes customary covenants for convertible notes of this type.
To the extent we elect, the sole remedy for an event of default relating to our failure to comply with certain of our reporting obligations shall, for the first 360 calendar days after the occurrence of such an event of default, consist exclusively of the right to receive additional interest on the 2029 Notes at a rate equal to (i) 0.25% per annum of the principal amount of the 2029 Notes outstanding for each day during the first 180 calendar days of the 360-day period after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived) and (ii) 0.50% per annum of the principal amount of the 2029 Notes outstanding for each day from, and including, the 181st calendar day to, and including, the 360th calendar day after the occurrence of such an event of default during which such event of default is continuing (or, if earlier, the date on which such event of default is cured or waived as provided for in the 2029 Indenture).. On the 361st day after such event of default (if the event of default relating to our failure to comply with its obligations is not cured or waived prior to such 361st day), the 2029 Notes shall be subject to acceleration as provided for in the 2029 Indenture.
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
The carrying amount of the liability for the 2029 Notes as of September 30, 2026 is $209.0 million, of which $206.0 million is included as convertible senior notes, net, non-current, and $3.0 million is included as accrued expenses on our condensed consolidated balance sheets.

Q3 Fiscal 2026 Form 10-Q	17

Changes to the 2029 Notes during the nine months ended September 30, 2026 were as follows:

(In thousands)
Carrying amount as of December 31, 2025	$212,000
Contractual interest payments	(3,000)
Carrying amount as of September 30, 2026	$209,000
As of September 30, 2026, the estimated fair value (Level 2) of the 2029 Notes was $197.4 million. The fair value of the 2029 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

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

Q3 Fiscal 2026 Form 10-Q	18

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
The net carrying amount of the liability for the 2030 Notes is included as convertible senior notes, net, non-current in the condensed consolidated balance sheets as follows:

(In thousands)	September 30, 2026	December 31, 2025
Principal amount	$441,000	$441,000
Unamortized debt premium	324	379
Unamortized debt issuance costs	(4,266)	(4,997)
Net carrying amount	$437,058	$436,382
Interest expense for the 2030 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Contractual interest expense	$1,516	$1,516	$4,548	$4,548
Amortization of debt issuance costs	245	241	731	720
Total interest expense	$1,761	$1,757	$5,279	$5,268
As of September 30, 2026, the estimated fair value (Level 2) of the 2030 Notes was $334.6 million. The fair value of the 2030 Notes is estimated using a binomial lattice model that is primarily affected by the trading price of our common stock, market interest rates and volatility.

Q3 Fiscal 2026 Form 10-Q	19

NOTE 5. RESTRUCTURING

2026 Restructuring
On July 30, 2026, our Board of Directors approved a restructuring plan to continue to better align our organizational structure and resources with our strategic initiatives. The restructuring included operating expense reductions and a reduction in force (the “Reduction in Force”). These restructuring actions resulted in a workforce reduction of 40 employees, or approximately 8% of our workforce, as we aligned our organizational structure with our strategic priorities.
During the three months ended September 30, 2026, we incurred aggregate pre-tax charges of approximately $1.8 million in connection with the Reduction in Force, primarily consisting of severance payments, employee benefits, outplacement services and related costs. These charges include $0.9 million in sales, general and administrative expense, $0.6 million in research and development expense, and $0.3 million in cost of revenue. The Reduction in Force was completed and these charges were incurred and paid during the three months ended September 30, 2026.

2025 Restructuring
In the first quarter of 2025, we implemented an expense reduction initiative aimed at lowering our annualized run-rate operating expenses. These actions, which included workforce reductions and other cost-saving measures, were part of a broader strategic shift to prioritize the adoption of HiFi sequencing.
A summary of the pre-tax restructuring charges is as follows:

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
A summary of the liabilities related to the 2025 restructuring is as follows:

(In thousands)	Other Costs
Amount recorded in current liabilities as of December 31, 2025	$389
Cash paid during 2026	(389)
Amount recorded in current liabilities as of September 30, 2026	$—

Estimated total restructuring costs to still be incurred	$—

Q3 Fiscal 2026 Form 10-Q	20

During the nine months ended September 30, 2026, no further restructuring charges related to the 2025 restructuring were incurred.

2024 Restructuring
In the second quarter of 2024, we implemented an expense reduction initiative that included workforce reductions, the closing of our San Diego office, and other actions to reduce annualized run-rate operating expenses. We recognized approximately $0.9 million of expense related to the 2024 restructuring during the nine months ended September 30, 2025. See Note 6 – Restructuring in Part II, Item 8 of the 2025 Annual Report for information regarding the 2024 restructuring initiative.
During the nine months ended September 30, 2026 no further restructuring charges related to the 2024 restructuring were incurred.

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
Please see subsection titled Legal Proceedings, in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Indemnification
Pursuant to Delaware law and agreements entered into with each of our directors and officers, we may have obligations, under certain circumstances, to hold harmless and indemnify each of our directors and officers against losses suffered or incurred by the indemnified party in connection with their service to us, and judgments, fines, settlements and expenses related to claims arising against such directors and officers to the fullest extent permitted under Delaware law, our bylaws and our certificate of incorporation. We also enter and have entered into indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law. In addition, we may have obligations to hold harmless and indemnify third parties involved with our fundraising efforts and their respective affiliates, directors, officers, employees, agents or other representatives against any and all losses, claims, damages and liabilities related to claims arising against such parties pursuant to the terms of agreements entered into between such third parties and us in connection with such fundraising efforts. No additional liability associated with such indemnification obligations has been recorded as of September 30, 2026 and December 31, 2025.

NOTE 7. EQUITY PLANS AND SHARE-BASED COMPENSATION

Equity Plans
As of September 30, 2026, the Company had share-based compensation awards outstanding under the 2020 Equity Incentive Plan (as amended, the "2020 Plan"), the 2020 Inducement Equity Incentive Plan (the

Q3 Fiscal 2026 Form 10-Q	21

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
As of September 30, 2026, we had 40.8 million shares remaining and available for future issuance under the 2020 Plan, Inducement Plan, and Omniome Plan. Shares remaining and available for future issuance reflect shares that may become eligible to vest upon the achievement of maximum targets for certain equity awards.
Refer to Note 9 – Stockholders' Equity, in Part II, Item 8 of our 2025 Annual Report for more information on the Company's equity plans.

Stock Options
The following table summarizes stock option activity for time-based awards:

(shares in thousands)	Number of shares	Weighted average exercise price
Outstanding at December 31, 2025	15,509	$6.40
Granted	9,762	$1.56
Exercised	(443)	$1.27
Canceled/Forfeited/Expired	(2,377)	$4.82
Outstanding at September 30, 2026	22,451	$4.56

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

	RSU	PSU	Weighted average grant date fair value
(shares in thousands)			RSU	PSU
Outstanding at December 31, 2025	17,551	392	$3.50	$9.43
Granted	10,721	—	$1.64	$—
Vested	(7,462)	—	$3.64	$—
Forfeited	(3,485)	(392)	$2.53	$9.43
Outstanding at September 30, 2026	17,325	—	$2.49	$—

ESPP
Shares issued under our ESPP were 2,375,988 and 3,102,930 during the nine months ended September 30, 2026 and 2025, respectively. In the first quarter of 2026, an additional 4.0 million shares were reserved under the ESPP. As of September 30, 2026, 16.8 million shares of our common stock remain available for issuance under our ESPP.

Q3 Fiscal 2026 Form 10-Q	22

Share-based Compensation
The following table summarizes share-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$573	$892	$1,915	$2,982
Research and development	2,062	3,050	3,695	8,964
Sales, general and administrative	5,904	7,042	16,651	20,134
Total share-based compensation expense	$8,539	$10,984	$22,261	$32,080

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

Q3 Fiscal 2026 Form 10-Q	23

The fair value of employee stock options was estimated using the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term in years	4.9	4.9
Expected volatility	96% — 97%	95% — 96%
Risk-free interest rate	3.48% — 4.36%	3.89% — 4.29%
Dividend yield	—	—
Weighted average grant date fair value per share	$1.15	$0.90
The fair value of shares to be issued under the ESPP was estimated using the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term in years	0.5 — 2.0	0.5 — 2.0
Expected volatility	93% — 97%	101% — 113%
Risk-free interest rate	3.47% — 4.39%	3.66% — 4.31%
Dividend yield	—	—
Weighted average grant date fair value per share	$0.78	$0.89

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
The following table presents the calculation of the basic and diluted net loss per share amounts presented in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net loss	$(37,846)	$(38,000)	$(90,862)	$(506,005)

Denominator:
Basic
Weighted average shares used in computing basic net loss per share	311,247	300,844	309,260	299,303
Basic net loss per share	$(0.12)	$(0.13)	$(0.29)	$(1.69)

Diluted
Weighted average shares used in computing diluted net loss per share	311,247	300,844	309,260	299,303
Diluted net loss per share	$(0.12)	$(0.13)	$(0.29)	$(1.69)

Q3 Fiscal 2026 Form 10-Q	24

The following shares issuable upon conversion of the Notes and outstanding equity awards were excluded from the computation of diluted net loss per share for the periods presented because the effect of including such shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Shares issuable upon conversion of convertible senior notes	61,415	61,415	61,415	61,415
Equity awards	42,287	42,599	42,287	42,599
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

Q3 Fiscal 2026 Form 10-Q	25

A summary of the segment profit or loss, including significant segment expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenue	$40,564	$38,441	$116,749	$115,360
Less:
Cost of revenue	27,094	22,540	77,800	86,146
Research and development	20,223	22,846	62,853	74,428
Sales and marketing	13,870	15,465	48,140	55,057
General and administrative	15,546	15,634	45,822	52,385
Impairment charges	—	—	—	15,000
Settlement charges	—	—	15,400	—
Gain on disposal of assets	—	—	(45,796)	—
Change in fair value of contingent consideration	—	—	—	(18,700)
Amortization of acquired intangible assets	833	833	2,499	363,708
Operating loss	(37,002)	(38,877)	(89,969)	(512,664)
Other income (expense), net	(575)	1,260	(382)	6,775
Loss before income taxes	(37,577)	(37,617)	(90,351)	(505,889)
Income tax provision	269	383	511	116
Net loss	$(37,846)	$(38,000)	$(90,862)	$(506,005)
A summary of our revenue by geographic location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Americas	$18,230	$18,097	$52,539	$52,087
Europe, Middle East and Africa	14,017	10,752	39,212	29,459
Asia-Pacific	8,317	9,592	24,998	33,814
Total revenue	$40,564	$38,441	$116,749	$115,360
A summary of our revenue by category is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Instrument revenue	$13,179	$11,318	$35,739	$36,484
Consumables revenue	20,823	21,279	62,747	60,309
Product revenue	34,002	32,597	98,486	96,793
Service and other revenue	6,562	5,844	18,263	18,567
Total revenue	$40,564	$38,441	$116,749	$115,360

Q3 Fiscal 2026 Form 10-Q	26

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
Our products and technology, which consist of our HiFi long-read sequencing systems, address a broad set of applications including human germline sequencing, plant and animal sciences, infectious disease and microbiology, oncology, and other emerging applications.
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

Q3 Fiscal 2026 Form 10-Q	27

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

Q3 Fiscal 2026 Form 10-Q	28

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

Financial Overview
Key highlights of the nine months ended September 30, 2026 consolidated financial results include the following:

Revenue of	Gross profit of	Operating loss of	Cash, cash equivalents, and investments of
$116.7 M	$38.9 M	$90.0 M	$199.4 M
compared to $115.4 M during the same period of 2025	compared to $29.2 M during the same period of 2025	compared to $512.7 M during the same period of 2025	compared to $279.5 M at December 31, 2025
•Revenue was comprised of $35.7 million in instrument revenue, $62.7 million in consumables revenue and $18.3 million in service and other revenue during the nine months ended September 30, 2026. Revenue was comprised of $36.5 million in instrument revenue, $60.3 million in consumables revenue and $18.6 million in service and other revenue during the nine months ended September 30, 2025. Higher Revio unit sales and higher consumables revenue were partially offset by lower average selling prices, lower Vega unit sales, and a slight decrease in service and other revenue.
•We recorded a gross profit of $38.9 million during the nine months ended September 30, 2026 compared to $29.2 million during the same period of 2025. The nine months ended September 30, 2025 included approximately $12.4 million of restructuring-related charges. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. Gross profit may be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, product promotions, future product launches, changes to inventory reserves, costs of raw materials, increased computing component costs, specifically memory, and tariffs.
•Loss from operations decreased $422.7 million during the nine months ended September 30, 2026, compared with the same period of 2025, primarily due to a $413.0 million decrease in operating expenses. Operating expenses of $128.9 million for the nine months ended September 30, 2026 included litigation settlement expenses of $15.4 million. Operating expenses were partially offset by a $45.8 million gain on disposal of assets to Illumina Cambridge Limited due to the Asset Sale. See Note 2. Financial Instruments in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information. Operating expenses of $541.9 million during the nine months ended September 30, 2025 included $382.4 million of costs incurred in connection with the restructuring and strategic shift, which primarily included $359.3 million of accelerated amortization of acquired intangibles, $15.0 million of impairment charges, and $4.8 million of employee separation costs, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration.
•Cash, cash equivalents, and investments were $199.4 million at September 30, 2026, which represents a 29% decrease compared to the balance at December 31, 2025. During the nine months ended September 30, 2026 we received net cash proceeds of approximately $48.1 million in conjunction with the gain on disposal of assets discussed above. We also paid $8.0 million related to the settlement agreement with Personal Genomics of Taiwan, Inc. (“PGI”). See Note 3. Balance Sheet Components in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details regarding the settlement with PGI.
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

Q3 Fiscal 2026 Form 10-Q	29

procurement timing considerations, and longer adoption cycles among new customers, which have affected the timing of certain instrument orders.
Macroeconomic dynamics that have impacted and could continue to impact the Company include rising inflation; higher computing component costs, particularly for memory, which have resulted in material cost pressures and supply constraints; geopolitical tensions, including recent conflicts in the Middle East (including Iran); volatile capital markets; tariffs; uncertainty in the United States related to NIH and academic funding; and fluctuating exchange rates. These factors could continue to impact our revenues and results of operations in future periods; however, the magnitude and duration of these impacts is highly uncertain and inherently unpredictable. In addition, our business and results of operations could be adversely affected by disruptions to our information technology systems or those of our third-party service providers, including as a result of cybersecurity incidents.
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
See the Risk Factors section for further discussion.

Q3 Fiscal 2026 Form 10-Q	30

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Product revenue	$34,002	$32,597	$1,405	4%
Service and other revenue	6,562	5,844	718	12%
Total revenue	40,564	38,441	2,123	6%
Cost of Revenue:
Cost of product revenue	21,795	19,204	2,591	13%
Cost of service and other revenue	5,116	3,078	2,038	66%
Amortization of acquired intangible assets	183	183	—	—%
Loss on purchase commitment	—	75	(75)	(100%)
Total cost of revenue	27,094	22,540	4,554	20%
Gross profit	13,470	15,901	(2,431)	(15%)
Operating Expense:
Research and development	20,223	22,846	(2,623)	(11%)
Sales, general and administrative	29,416	31,099	(1,683)	(5%)
Amortization of acquired intangible assets	833	833	—	—%
Total operating expense	50,472	54,778	(4,306)	(8%)
Operating loss	(37,002)	(38,877)	1,875	(5%)
Interest expense	(2,057)	(1,739)	(318)	18%
Other income, net	1,482	2,999	(1,517)	(51%)
Loss before income taxes	(37,577)	(37,617)	40	—%
Income tax provision	269	383	(114)	(30%)
Net loss	$(37,846)	$(38,000)	$154	—%

Q3 Fiscal 2026 Form 10-Q	31

Revenue

Total Revenue
Total revenue increased $2.1 million, or 6%, for the third quarter of 2026 compared with the same quarter of 2025.
Product revenue increased $1.4 million primarily due to an increase of $1.9 million, or 16%, in instrument revenue partially offset by a decrease of $0.5 million, or 2%, in consumables revenue.
Service and other revenue increased $0.7 million, or 12%.

Consumables Revenue

Increases in both Revio and Vega consumables revenue for the third quarter of 2026 were more than offset by a decrease in consumables revenue from our legacy Sequel systems.
The increase in Revio consumables revenue reflects the continued expansion of the Revio instrument installed base. We also launched SPRQ-Nx on Revio during the second quarter of 2026.
Vega consumables revenue increased due to the expansion of the installed base. We also launched SPRQ-Nx on Vega in August 2026.
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

Instrument Revenue
Instrument revenue increased for the third quarter of 2026 reflecting higher Revio and Vega unit sales and higher Revio average selling prices. Instrument revenue continues to be impacted by variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
Sales of Vega and Revio systems increased for the third quarter of 2026. We sold 35 Vega units compared to 32 units in the same quarter of 2025. We sold 15 Revio units compared to 13 units in the same quarter of 2025.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, promotional activities, and funding dynamics.

Q3 Fiscal 2026 Form 10-Q	32

Cost of Revenue and Gross Profit
Total cost of revenue increased $4.6 million, or 20%, in the third quarter of 2026 compared to the same quarter of 2025. Total cost of revenue included share-based compensation expense of $0.6 million and $0.9 million during the third quarter of 2026 and 2025, respectively.
Cost of product revenue increased $2.6 million, or 13%, in the third quarter of 2026 compared to the same quarter of 2025 primarily due to exit costs associated with a contract manufacturer, increased memory costs, product transition costs related to the disposition of assets in the first quarter of 2026, amortization of the patent license obtained through the legal settlement with PGI, and restructuring-related charges. These increases were partially offset by lower consumables volumes.
Gross profit decreased $2.4 million, or 15%, during the third quarter of 2026 compared to the same period of 2025. The decrease was primarily driven by the increase in cost of revenue described above partially offset by higher revenue. Rising computing component costs have impacted and will continue to impact gross profit in the near term. Gross profit may also be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, including promotional pricing, future product launches, changes to inventory reserves, costs of raw materials and increased computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, and tariffs.

Research and Development Expense
Research and development expense decreased by $2.6 million, or 11%, for the third quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by lower personnel and related expenses, including share-based compensation expense, and lower product development costs, partially offset by an increase in restructuring charges. We recorded $0.6 million of restructuring-related charges during the three months ended September 30, 2026. Research and development expense included share-based compensation expense of $2.1 million and $3.1 million during the third quarter of 2026 and 2025, respectively.

Sales, General and Administrative Expense
Sales, general and administrative expense decreased by $1.7 million, or 5%, for the third quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by lower personnel and related expenses, including share-based compensation, partially offset by an increase in restructuring charges. We recorded $0.9 million of restructuring-related charges in the third quarter of 2026. Sales, general and administrative expense included share-based compensation expense of $5.9 million and $7.0 million during the third quarter of 2026 and 2025, respectively.

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the third quarter of 2026 and 2025 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.

Interest Expense
Interest expense for the third quarter of 2026 and 2025 was primarily comprised of interest on the convertible senior notes. Interest expense for the third quarter of 2026 also included interest related to the liability recorded for the license and settlement agreement with PGI.

Other Income, Net
Other income, net for the third quarter of 2026 decreased compared to the same quarter of 2025 primarily driven by lower investment income due to lower cash and investment balances.

Q3 Fiscal 2026 Form 10-Q	33

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	$ Change	% Change
Revenue:
Product revenue	$98,486	$96,793	$1,693	2%
Service and other revenue	18,263	18,567	(304)	(2%)
Total revenue	116,749	115,360	1,389	1%
Cost of Revenue:
Cost of product revenue	62,711	65,559	(2,848)	(4%)
Cost of service and other revenue	14,540	11,709	2,831	24%
Amortization of acquired intangible assets	549	4,711	(4,162)	(88%)
Loss on purchase commitment	—	4,167	(4,167)	(100%)
Total cost of revenue	77,800	86,146	(8,346)	(10%)
Gross profit	38,949	29,214	9,735	33%
Operating Expense:
Research and development	62,853	74,428	(11,575)	(16%)
Sales, general and administrative	93,962	107,442	(13,480)	(13%)
Impairment charges	—	15,000	(15,000)	(100%)
Settlement charges	15,400	—	15,400	—
Gain on disposal of assets	(45,796)	—	(45,796)	—
Amortization of acquired intangible assets	2,499	363,708	(361,209)	(99%)
Change in fair value of contingent consideration	—	(18,700)	18,700	(100%)
Total operating expense	128,918	541,878	(412,960)	(76%)
Operating loss	(89,969)	(512,664)	422,695	(82%)
Interest expense	(5,907)	(5,214)	(693)	13%
Other income, net	5,525	11,989	(6,464)	(54%)
Loss before income taxes	(90,351)	(505,889)	415,538	(82%)
Income tax provision	511	116	395	341%
Net loss	$(90,862)	$(506,005)	$415,143	(82%)

Q3 Fiscal 2026 Form 10-Q	34

Revenue

Total Revenue
Total revenue increased $1.4 million, or 1%, during the nine months ended September 30, 2026 compared with the same period of 2025.
Product revenue increased $1.7 million primarily due to an increase of $2.4 million, or 4%, in consumables revenue partially offset by a decrease of $0.7 million, or 2%, in instrument revenue.
Service and other revenue decreased $0.3 million, or 2%.

Consumables Revenue

The increase in consumables revenue during the nine months ended September 30, 2026 was primarily driven by higher Revio and Vega consumables sales, partially offset by a decrease in consumables revenue from our legacy Sequel systems.
The increase in Revio consumables revenue reflects the continued expansion of the Revio instrument installed base. We also launched SPRQ-Nx on Revio during the second quarter of 2026.
Vega consumables revenue increased due to the expansion of the installed base. We also launched SPRQ-Nx on Vega in August 2026.
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

Instrument Revenue
Instrument revenue decreased during the nine months ended September 30, 2026 reflecting lower average selling prices associated with strategic multi-system customer placements, lower Vega unit sales, partially offset by an increase in Revio unit sales. Instrument revenue was also impacted by variability in customer purchasing behavior resulting from uncertainty surrounding the funding for new capital equipment, particularly among academic and research institutions.
Sales of Vega systems decreased during the nine months ended September 30, 2026. We sold 88 units compared to 98 units in the same period of 2025. Sales of Revio systems increased with 50 units sold compared to 40 units in the same period of 2025.
We expect that instrument revenue may fluctuate quarter-to-quarter based on timing of customer purchasing decisions, sales mix, promotional activities, and funding dynamics.

Q3 Fiscal 2026 Form 10-Q	35

Cost of Revenue and Gross Profit
Total cost of revenue decreased $8.3 million, or 10%, during the nine months ended September 30, 2026, compared to the same period of 2025 primarily due to decreases in cost of product revenue, amortization of acquired intangible assets, and share-based compensation expense. We recorded $12.4 million of restructuring-related costs during the nine months ended September 30, 2025, which included $3.9 million relating to loss on purchase commitments which was based on an estimate of future excess inventory related to supply agreements for which we did not expect to have related sales. See Note 5. Restructuring in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about restructuring activities. Total cost of revenue included share-based compensation expense of $1.9 million and $3.0 million during the nine months ended September 30, 2026 and 2025, respectively.
Cost of product revenue decreased $2.8 million, or 4%, during the nine months ended September 30, 2026, compared to the same period of 2025 primarily due to the restructuring-related costs that were recorded in the prior period and a shifting consumables product mix partially offset by exit costs associated with a contract manufacturer, increased memory costs, product transition costs related to the disposition of assets in the first quarter of 2026, and amortization of the patent license obtained through the legal settlement with PGI.
Gross profit increased $9.7 million, or 33%, during the nine months ended September 30, 2026, compared to the same period of 2025. The increase was primarily driven by the decrease in total cost of revenue described above and relatively flat revenue. Rising computing component costs have impacted and will continue to impact gross profit in the near term. Gross profit may also be affected by product mix, manufacturing efficiencies, changes in warranty costs, average selling price fluctuations, including promotional pricing, future product launches, changes to inventory reserves, costs of raw materials and increased computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods, and tariffs.

Research and Development Expense
Research and development expense decreased by $11.6 million, or 16%, during the nine months ended September 30, 2026, compared to the same period of 2025. The decrease was primarily driven by lower personnel and related expenses, including share-based compensation expense, and lower restructuring charges. We recorded $0.6 million of restructuring-related charges during the nine months ended September 30, 2026 compared to $2.7 million for the same period of 2025. Research and development expense included share-based compensation expense of $3.7 million and $9.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Sales, General and Administrative Expense
Sales, general and administrative expense decreased by $13.5 million, or 13%, during the nine months ended September 30, 2026, compared to the same period of 2025. The decrease was primarily due to lower personnel and related expenses, including share-based compensation expense, lower marketing expense, and lower restructuring charges, partially offset by legal expenses related to the settlement with PGI. We recorded $0.9 million of restructuring-related charges during the nine months ended September 30, 2026 compared to $5.5 million for the same period of 2025. Sales, general and administrative expense included share-based compensation expense of $16.7 million and $20.1 million during the nine months ended September 30, 2026 and 2025, respectively.

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

Q3 Fiscal 2026 Form 10-Q	36

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

Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets included in operating expenses for the nine months ended September 30, 2026 and 2025 consists of amortization expense attributable to acquired intangible assets that are not directly related to sales generating activities.
Amortization of acquired intangible assets included in operating expenses during the nine months ended September 30, 2025 included $359.3 million of accelerated amortization related to developed technology from the 2021 Omniome, Inc. acquisition, reflecting our revised estimate that the asset will no longer generate economic benefit beyond March 31, 2025.

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

Interest Expense
Interest expense during the nine months ended September 30, 2026 and 2025 was primarily comprised of interest on the convertible senior notes. Interest expense for the nine months ended September 30, 2026 also included interest related to the liability recorded for the license and settlement agreement with PGI.

Other Income, Net
Other income, net during the nine months ended September 30, 2026 decreased compared to the same period of 2025 primarily driven by lower investment income due to lower cash and investment balances.

Q3 Fiscal 2026 Form 10-Q	37

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, we had cash, cash equivalents and investments of $199.4 million compared to $279.5 million as of December 31, 2025. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating requirements beyond the next 12 months from the date of filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.
Our primary sources of liquidity, other than our holdings of cash, cash equivalents, and investments, have primarily been through the issuance of debt or equity securities. We also receive cash from customers through sales of our products and services. However, our operating cash outflows have exceeded our operating cash inflows, resulting in negative cash flows from operating activities. We have historically incurred, and expect to continue to incur, operating losses and generate negative cash flows from operations on an annual basis, and as a result, we expect to require additional capital resources to execute our strategic initiatives to grow our business.
During the third quarter of 2026, we announced a restructuring plan to continue to better align our organizational structure and resources with our strategic initiatives. These restructuring actions resulted in a workforce reduction of 40 employees, or approximately 8% of our workforce, as we aligned our organizational structure with our strategic priorities. Including the Reduction in Force and related non-headcount cost actions, we expect to reduce our annualized operating expenses by over $30 million when compared to operating expense prior to the restructuring.
In the third quarter of 2026 we incurred aggregate pre-tax charges of approximately $1.8 million in connection with the Reduction in Force, primarily consisting of severance payments, employee benefits, outplacement services and related costs. The Reduction in Force was completed and these charges were incurred and paid during the three months ended September 30, 2026. We also approved and implemented certain efficiency and expense reduction initiatives during 2025 and 2024. These expense reduction initiatives included workforce reductions, facilities downsizing and a refined pipeline of development programs.

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

Convertible Senior Notes
As of September 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
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
•the effectiveness of our expense reduction initiatives;
•the purchase of patent licenses;
•the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights;

Q3 Fiscal 2026 Form 10-Q	38

•our ability to manage manufacturing and production costs, especially costs related to the compute requirements of our instrument platforms, including purchase obligations; and
•the extent to which we engage in collaborations with partners and acquire other businesses or technologies.
If economic, financial, business, or other factors adversely affect our ability to fund our projected operating cash requirements, we expect to require additional funding through traditional or alternative sources of financing. Raising additional funds may result in dilution to existing shareholders. We cannot be certain that funds will be available on favorable terms, or at all. If we are required and unable to raise additional capital when desired, our business, operating results, and financial condition may be adversely affected. See our risk factor captioned “We are not cash flow positive and may not have sufficient cash to make required payments under the terms of our debt or fund our long-term planned operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for more information.

Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(117,879)	$(92,140)
Net cash provided by investing activities	107,041	89,419
Net cash provided by financing activities	3,148	3,428
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,690)	$707
Operating Activities
Our primary uses of cash in operating activities include the development of future products and product enhancements, manufacturing, and support functions related to our sales, general and administrative activities.
Cash used in operating activities during the nine months ended September 30, 2026 was $117.9 million, reflecting a net loss of $90.9 million adjusted for non-cash items and a net use of cash of $14.8 million from changes in operating assets and liabilities. Non-cash adjustments primarily consisted of the reversal of a $48.1 million gain on disposal of assets, partially offset by share-based compensation expense of $22.3 million, depreciation expense of $7.0 million, and amortization of acquired intangible assets of $3.1 million. The net use of cash from changes in operating assets and liabilities was primarily driven by increases in inventory and accounts receivable as well as a decrease in accounts payable. These uses of cash were partially offset by increases in other liabilities and operating lease liabilities.
Cash used in operating activities during the nine months ended September 30, 2025 was $92.1 million, reflecting a net loss of $506.0 million adjusted for non-cash items and a net increase in cash of $6.7 million from changes in operating assets and liabilities. Non-cash adjustments primarily consisted of amortization of acquired intangible assets of $368.4 million, an impairment charge of $15.0 million, share-based compensation of $32.1 million, and depreciation expense of $10.3 million, partially offset by an $18.7 million decrease in the change in the fair value of the contingent consideration. The net increase in cash from changes in net operating assets and liabilities was primarily driven by decreases in prepaid expenses and other assets and inventory. These increases of cash were partially offset by an increase in accounts receivable, as well as decreases in other liabilities and accrued expenses.
Investing Activities
Our investing activities consist primarily of capital expenditures and investment purchases and maturities.
Cash provided by investing activities during the nine months ended September 30, 2026 was primarily from $132.7 million of maturities of investments and $50.0 million of gross proceeds from a disposal of assets partially offset by $61.2 million of purchases of investments, $5.6 million of purchases of property and equipment, and $5.0 million of purchases of intangible assets.

Q3 Fiscal 2026 Form 10-Q	39

Cash provided by investing activities during the nine months ended September 30, 2025, was primarily from $280.1 million of maturities of investments partially offset by $183.8 million of purchases of investments and $5.0 million in purchases of intangible assets.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2026 resulted from $3.1 million of proceeds from the issuance of common stock through our equity compensation plans.
Cash provided by financing activities during the nine months ended September 30, 2025 resulted from $3.4 million of proceeds from the issuance of common stock through our equity compensation plans.

Contractual Obligations
We presented our contractual obligations at December 31, 2025 in our 2025 Annual Report. There were no material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2026.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2026, we did not have any off-balance sheet arrangements.
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

Q3 Fiscal 2026 Form 10-Q	40

claims arising against such parties pursuant to the terms of agreements entered into between us and such third parties in connection with such fundraising efforts. No additional liability associated with such indemnification agreements has been recorded as of September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Risk
The 2030 Notes and 2029 Notes have fixed annual interest rates of 1.375% and 1.50%, respectively, and accordingly we do not have any economic interest rate exposure or financial statement risk associated with changes in interest rates. The fair value of the notes, however, may fluctuate when interest rates or the market price of our stock change. See Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the nine months ended September 30, 2026, we invested in cash equivalents, U.S. government and agency securities, and corporate debt securities which were designated as cash equivalents and available-for-sale investments. Our cash equivalents and available-for-sale securities as of September 30, 2026 were $163.4 million.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio comprised of marketable securities. We invest in a number of securities including U.S. government and agency securities, U.S. Treasury securities, and corporate debt securities and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at September 30, 2026 would have affected the fair value of our investment portfolio by approximately $0.9 million.
There have been no other material changes in market risk from the information provided in our 2025 Annual Report.

Q3 Fiscal 2026 Form 10-Q	41

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President, Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our President, Chief Executive Officer and interim Chief Financial Officer, to determine whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Q3 Fiscal 2026 Form 10-Q	42

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

Q3 Fiscal 2026 Form 10-Q	43

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

Q3 Fiscal 2026 Form 10-Q	44

•securing and maintaining patent or other intellectual property protection for our products and related improvements;
•current and future legal proceedings filed against us claiming intellectual property infringement;
•the potential adverse impact of health epidemics;
•cybersecurity incidents, security breaches and other disruptions to our information technology systems or those of our third-party service providers;
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
•comply with regulatory requirements applicable to our products;
•anticipate and adapt to changes in our market;

Q3 Fiscal 2026 Form 10-Q	45

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

Q3 Fiscal 2026 Form 10-Q	46

We have incurred losses to date, and we expect to continue to incur significant losses as we develop our business and we may never achieve profitability.
We have generally incurred net losses each quarter since inception, and we cannot be certain if or when we will produce sufficient revenue from our operations to support our costs. Even if profitability is achieved in the future, we may not be able to sustain profitability on a consistent basis. We expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Although we initiated expense reduction plans during the second quarter of 2024, the first quarter of 2025, and additional reductions in July of 2026, there can be no assurance that these expense reduction initiatives will be successful in helping us achieve profitability.
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
During the third quarter of 2026, we announced plans to reduce certain of our annualized run-rate operating expenses with the intent of better aligning our organizational structure and resources with our strategic initiatives. Our expense reduction initiatives comprise, among other things, workforce reductions and a refined pipeline of development activities. Additionally, for example, during the second quarter of 2024 we initiated plans to reduce certain of our annualized run-rate operating expenses by the end of the year, with the intent of better aligning our organizational structure and resources with our strategic initiatives, and during the first quarter of 2025 we initiated further plans to reduce certain of our annualized run-rate operating expenses by the end of the year, given persistent uncertainty surrounding academic and NIH funding, along with the introduction and impact of new or changing tariffs. The implementation of these expense reduction initiatives, including the impact of workforce reductions, could impair our ability to invest in developing, marketing and selling new and existing products, be disruptive to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges, divert the attention of management, result in a loss of accumulated knowledge, impact our customer and supplier relationships, and otherwise adversely affect our results of operations and financial condition. In addition, our ability to complete our expense reduction initiatives and achieve the

Q3 Fiscal 2026 Form 10-Q	47

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
Our operations have consumed substantial amounts of cash since inception, and we expect to continue to incur substantial losses and negative cash flow from operations for the foreseeable future. Additional funds may not be available on terms acceptable to us or at all, particularly in light of our outstanding notes and lack of positive cash flow from operations. We have incurred significant debt, and we may incur additional debt in the future. As of September 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 1.50% Convertible Senior Notes due 2029 (the “2029 Notes”) and $441.0 million aggregate principal amount of our 1.375% Convertible Senior Notes due 2030 (the “2030 Notes” and together with the 2029 Notes, the “Notes”). As discussed in Note 4. Convertible Senior Notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, we exchanged the remaining approximately $459.0 million in aggregate principal amount of our 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”) for (i) $200.0 million aggregate principal amount of the 2029 Notes, (ii) 20,451,570 shares of common stock and (iii) $50.0 million of cash (the “2024 Exchange Transaction”). The 2024 Exchange Transaction closed on November 21, 2024. We may not have sufficient cash to make required payments under the terms of this debt, and should this occur, debt holders have rights senior to common stockholders to make claims on our assets. In addition, if we do not have sufficient cash to make the required payments at maturity, we may need to raise additional capital, which could result in dilution of our existing investors, or refinance or restructure our debt, which will depend on, among other things, the condition of the capital markets and our financial condition at such time, and which may be at higher interest rates. We may not be able to issue equity securities due to unacceptable terms and conditions to us in the capital markets. To the extent that we intend to raise additional funds through the sale of our common stock, downward fluctuations in our stock price could adversely affect such fundraising efforts. Furthermore, equity financings normally involve shares sold at a discount to the current market price and fundraising through sales of additional shares of common stock or other equity securities will have a dilutive effect on our existing investors. We may be required to seek equity financing at a time when the market price for our common stock is low, which would further dilute ownership for existing common stockholders. If our revenue growth is slower than we anticipate, our cash resources may be depleted sooner than expected, and we may need to raise additional capital or refinance or restructure the Notes in advance of their maturities in 2029 and 2030, which may not be possible on acceptable terms or at all.
We believe that our growth will depend, in part, on our ability to fund our commercialization efforts and our efforts to develop new products and improve our existing products. To the extent our existing resources are not sufficient, it may require us to delay, or even not allow us to conduct any or all of these activities that we believe would be beneficial for our future growth. We expect to need to raise additional funds through public or private debt or equity financing or alternative financing arrangements, which may include collaborations or licensing arrangements. If we are unable to raise funds on favorable terms, or at all, we may have to reduce our cash burn rate and may not be able to support our commercialization efforts, launching of new products, or operations, or to increase or maintain the level of our research and development activities.
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

Q3 Fiscal 2026 Form 10-Q	48

On January 30, 2026, we completed a disposition of assets to Buyer in accordance with the terms of the Asset Purchase Agreement, pursuant to which, among other matters, Buyer acquired certain intellectual property and other assets related to our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies.
Pursuant to the Asset Purchase Agreement, we have retained certain liabilities arising from our short-read DNA sequencing technology and related clustering, sequencing reagent, and detection technologies as they existed prior to the closing of the Asset Sale. While we are not aware of any such liabilities that we expect to be material, there can be no assurances that additional expenditures will not be incurred in resolving these liabilities, which may have a material adverse effect on our business, operations, financial condition, results of operations and prospects.
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
•theft of our trade secrets or confidential information that we share with potential acquisition candidates or other potential strategic partners;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition or other strategic transaction.

Q3 Fiscal 2026 Form 10-Q	49

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
Considering the highly complex technologies involved in our products, there can be no assurance that we will be able to manufacture and commercialize our current and future products on a timely basis or continue providing adequate support for our existing products. The commercial success of our products, including the Revio and Vega systems, and the products under development, including acquired technologies, depends on a number of factors, including performance and reliability of the systems, our anticipating and effectively addressing customer preferences and demands, the success of our sales and marketing efforts, effective forecasting and management of product demand, purchase commitments and inventory levels, effective management of manufacturing and supply costs, and the quality of our products, including consumables such as SMRT Cells and reagents. Should we face delays in or discover unexpected defects during the further development or manufacturing process of instruments or consumables related to our products, including any delays or defects in software development or product functionality, the timing and success of the continued rollout and scaling of our products may be significantly impacted, which may materially and negatively impact our revenue and gross margin. Similarly, if any product we are developing does not achieve its performance, cost or volume targets, or if its commercial launch is delayed, our revenue, gross margin and liquidity could be materially and adversely affected. The ability of our customers to successfully utilize our products will also depend on our ability to deliver high quality SMRT Cells and reagents. We have designed SMRT Cells and other consumables specifically for the Sequel, Sequel II/IIe, Revio and Vega systems, and may need to develop in the future, other customized SMRT Cells and consumables for our future products. Our production of the SMRT Cells for the Sequel and Sequel II/IIe systems has been and may in the future, including with respect to the Revio system, be below desired levels and yields, and we have experienced and may experience in the future manufacturing delays, product or quality defects, SMRT Cell variability, and other issues. The performance of our consumables is critical to our customers’ successful utilization of our products, and any defects or performance issues with our consumables would adversely affect our business. All of the foregoing could have a material adverse effect on our ability to sell our products or result in other material adverse effects on our business, operations, financial condition, and prospects.
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

Q3 Fiscal 2026 Form 10-Q	50

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
If our products and services fail to deliver the performance, scalability or results expected by our current and future customers, or are not delivered on a timely basis, our reputation and credibility may suffer, our current and future sales and revenue may be materially harmed and our business may not succeed. For instance, if we are not able to successfully demonstrate the differentiated value of long-read sequencing relative to short-read sequencing, and execute on the commercialization plan for our Revio HiFi long-read sequencing system and the Vega benchtop long-read sequencing system, and each of their related consumables, and any future products that may be developed for research, medical and clinical uses, including acquired technologies, it could have a material adverse effect on our business, financial condition and results of operations. In addition, the introduction of future products, including with respect to future long-read products, and related consumables, has led and may in the future lead to our limiting or ceasing development of further enhancements to our existing products as we focus our resources on new products, and has resulted and could in the future result in reduced marketplace acceptance and loss of sales of our existing products, materially adversely affecting our revenue and operating results. The introduction of new products, including the recent launch of SPRQ-Nx and commercialization of our Vega system, has had and may in the future also have a negative impact on our revenue in the near-term as our current and future customers have delayed or cancelled and may in the future delay or cancel orders of existing products in anticipation of new products and we may also be pressured to decrease prices for our existing products. Our experience in managing product transitions is limited, and we have experienced, and may in the future experience, difficulty in managing or forecasting customer reactions, purchasing decisions or transition requirements with respect to newly launched products. We have incurred and may continue to incur significant costs in completing these transitions, including costs of write-downs of our products, as current or future customers transition to new products. If we do not successfully manage these product transitions, including with respect to the Revio and Vega systems and each of their related consumables, and any future long-read products, our business, operations, financial condition, and prospects may be materially and adversely affected.

Q3 Fiscal 2026 Form 10-Q	51

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
We have in recent years experienced significant changes to our leadership team. On July 30, 2026, our Board of Directors appointed Mark Van Oene as our President and Chief Executive Officer and as a member of our Board of Directors, effective August 5, 2026. Mr. Van Oene succeeds Christian Henry, who stepped down as our President and Chief Executive Officer, effective August 5, 2026. In addition, on November 3, 2026, Jim R. Gibson stepped down as our Chief Financial Officer, effective immediately, and our Board of Directors appointed Bill Meyer as our Chief Accounting Officer and appointed Mr. Van Oene as our interim Chief Financial Officer and principal financial officer, each effective November 3, 2026, while we conduct a search for a new Chief Financial Officer.
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

Q3 Fiscal 2026 Form 10-Q	52

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

Q3 Fiscal 2026 Form 10-Q	53

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
If the demand for our products grows slower than anticipated, if we are unable to successfully scale or otherwise ensure sufficient manufacturing capacity for new products to meet demand, if we are not able to successfully market and sell our products, if competitors develop better or more cost-effective products, if our product launches are delayed, even by several months, or our commercialization is not successful, or if we are unable to further grow our customer base or do not realize the growth with existing customers that we are expecting, our current and future sales and revenue may be materially and adversely harmed, our gross margins and operating results may decline, our cash flows and liquidity may be negatively impacted, our long-term growth strategy may not be realized, and our business may not succeed.

Q3 Fiscal 2026 Form 10-Q	54

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

Q3 Fiscal 2026 Form 10-Q	55

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
Our current manufacturing process is also characterized by long lead times between the placement of orders for and delivery of our products. If we do not accurately anticipate our needs or if we receive insufficient products or components to manufacture our products on a timely basis to meet customer demand, our sales and our gross margin may be adversely affected, and our business could be materially harmed. If we are unable to reduce our manufacturing costs and establish and maintain reliable, high-volume manufacturing suppliers as we scale our operations and expand our product offerings, our business, operations, financial condition, and prospects could be materially and adversely harmed. In addition, we have transitioned, and may in the future transition, the manufacture of certain of our products or components between contract manufacturers or from contract manufacturers to our own facilities. We have incurred, and may in the future incur, exit and other transition costs in connection with such transitions, which have adversely affected and may in the future adversely affect our gross margins, and any such transition could result in supply interruptions, quality issues or delays.
We may be unable to consistently manufacture our instruments and consumables, including SMRT Cells and reagents, to the necessary specifications or in quantities necessary to meet demand at an acceptable cost or at an acceptable performance level.
In order to successfully generate revenue from our products, we need to supply our customers with products that meet their expectations for quality and functionality in accordance with established specifications. Our customers have experienced variability in the performance of our products. We have experienced and may continue to experience delays, quality issues or other difficulties leading to customer dissatisfaction with our products. Our production of SMRT Cells, and of reagents for our long-read technologies, involve a long and complex manufacturing process and has been and may in the future be below desired yields and resulting output levels. We have experienced and may experience in the future manufacturing delays, product defects,

Q3 Fiscal 2026 Form 10-Q	56

variability in the performance of SMRT Cells, and other products, inadequate reserves for inventory, or other issues.
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

Q3 Fiscal 2026 Form 10-Q	57

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
There are also several companies that are in the process of developing or have already developed and commercialized new, competing or potentially competing technologies, products and/or services, including ONT Ltd. and its subsidiaries, against whom we have filed complaints for patent infringement in the U.S. District Court for the District of Delaware and, previously, with the U.S. International Trade Commission, in the High Court of England and Wales and in the District Court of Mannheim, Germany. ONT Ltd. previously filed claims against us in the High Court of England and Wales and the District Court of Mannheim, Germany, also for patent infringement. Roche is developing potentially competing sequencing products. Increased competition may result in pricing pressures, which could harm our sales, profitability or market share. In addition, as sequencing technologies mature and the cost of sequencing declines across the industry, sequencing products may become increasingly commoditized, which could put downward pressure on the prices of our instruments and consumables and erode our gross margins. Our failure to further enhance our existing products and to introduce new products to compete effectively could materially and adversely affect our business, operations, financial condition, and prospects.
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

Q3 Fiscal 2026 Form 10-Q	58

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
We expect that such concentrated purchases will continue to contribute materially to our revenue for the foreseeable future and that our results of operations may fluctuate materially as a result of such larger customers’ buying patterns. In addition, we may see consolidation of our customer base. The loss of one of our larger customers, a significant delay or reduction in its purchases, or any volume-based discount or other more favorable terms that we or our sales and distribution partner(s) may agree to provide, in light of the aggregated purchase volume or buying power resulting from such consolidation, has harmed, and in the future could harm, our business, financial condition, results of operations and prospects. In addition, we have entered into, and expect to continue to pursue, large-scale sequencing programs, including population-scale programs such as our program with Basecamp Research, which may represent a significant portion of our revenue in a given period. Any delay, reduction, modification or termination of such programs, or our inability to perform under them, could cause our revenue to fluctuate materially and adversely affect our results of operations.

Q3 Fiscal 2026 Form 10-Q	59

Our products are highly complex, have recurring support requirements and could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.
Our products are highly complex and may develop or contain undetected defects or errors. Our customers have previously experienced reliability issues with our existing products, including the Sequel and Sequel II/IIe systems. In addition, it is possible our customers could experience reliability issues with current or future products, including the Revio and Vega systems. Despite internal and external testing, defects, or errors may arise in our products, which could result in a failure to obtain, maintain, or increase market acceptance of our products, diversion of development resources, injury to our reputation and increased warranty, service, and maintenance costs. New products, including the Revio and Vega systems, or enhancements to our existing products, including the SMRT Cell, in particular may contain undetected errors or performance problems that are discovered only after delivery to customers. If our products have reliability or other quality issues or require unexpected levels of support in the future, the market acceptance and utilization of our products may not grow to levels sufficient to support our costs and our reputation and business could be harmed. Low utilization rates of our products have caused and could in the future cause our revenue and gross margins to be adversely affected. We provide a warranty for our sequencing instruments and consumables, which is generally limited to replacing, repairing, or at our option, giving credit for any sequencing instrument or consumable with defects in material or workmanship. Service contracts for our sequencing instruments may be separately purchased. Defects or errors in our products may also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could materially and adversely affect our operating margins. If our service and support costs increase, our business and operations may be materially and adversely affected.
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
Many events can cause an order to be delayed or not completed at all, some of which may be out of our control, including the potential impacts from health epidemics or pandemics, disruptions to our or our suppliers’ information technology systems, including as a result of cybersecurity incidents, and our suppliers, especially our sole source suppliers, not being able to provide us with products or components. If we delay fulfilling customer orders or if customers reconsider their orders, those customers may seek to cancel or modify their

Q3 Fiscal 2026 Form 10-Q	60

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
Consequently, we are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. Tariffs imposed by the U.S. and China have increased, and may continue to increase, our costs. Additionally, export restrictions imposed by the U.S. may impact our ability to export certain products to customers or distributors in China and restrict our ability to use certain integrated circuits in our products, and it is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. Moreover, the Chinese government may continue to retaliate against U.S. trade restrictions in ways that could impact our business, including through the imposition of additional tariffs on imports from the U.S. and/or the imposition of additional export controls affecting the export of certain items from China. Given the relatively fluid regulatory environment in China and the United States and uncertainty about how the U.S. or foreign governments will act with respect to export controls, tariffs, international trade agreements and policies, there could be additional import, export, tax, or other regulatory changes in the future. Any such changes could directly and adversely impact our financial results and results of operations. For more information, see “—Enhanced trade tariffs, import restrictions, export restrictions, or other trade barriers may materially harm our business.”
Other risks could include:
•interruptions to operations in China as a result of potential disease outbreaks or natural catastrophic events, which have in the past and can result in the future in business closures, transportation

Q3 Fiscal 2026 Form 10-Q	61

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
Substantially all of our consumable chips are partly manufactured by a company based in Taiwan. Our supply of consumable chips and other critical components may be materially and adversely affected by diplomatic, geopolitical, military and other developments affecting the relationship between China and Taiwan. Recent military exercises in the Taiwan Strait have contributed to geopolitical uncertainty regarding the future of the relationship between China and Taiwan. Current or future diplomatic, geopolitical, military or other tensions between China and Taiwan, including trade disputes, may lead to circumstances that negatively affect the availability of such consumable chips and other critical components to us, which could limit or prohibit our ability to manufacture consumable chips and other critical components or lead to an increase in our supply costs if we cannot find a similar cost alternative supplier, which could materially and adversely impact our business, operations, prospects, financial condition, and results of operations.
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
•the hiring, training, and retention of key employees, including our ability to grow our sales organization;
•litigation or other claims against us for intellectual property infringement or otherwise;
•our ability to obtain additional financing as necessary; and

Q3 Fiscal 2026 Form 10-Q	62

•changes or trends in new technologies and industry standards.
Consequently, it is possible that in some quarters our operating results will fall below the expectations of securities analysts or investors or below any guidance we may provide. If that happens, the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our operating results in any particular period may not be relied upon as an indication of future performance. Additionally, any bankruptcy of a customer or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant partnerships, could impact our revenue recognition or result in material losses to us, which may have a material adverse impact on our business. Seasonal or cyclical variations in our sales have in the past, and may in the future, become more or less pronounced over time, and have in the past materially affected, and may in the future materially affect, our business, financial condition, results of operations, and prospects.
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
We operate in multiple jurisdictions and are subject to tax laws and regulations of the U.S. federal, state and local and non-U.S. governments. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant changes, with or without advance notice. Changes in tax laws, regulations or rulings, changes in interpretations of existing laws and regulations or changes in accounting principles could negatively and materially affect our financial position, cash flows and results of operations.
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
Our ability to protect and enforce our intellectual property rights is uncertain and depends on complex legal and factual questions. Our ability to establish or maintain a technological or competitive advantage over our competitors may be diminished because of these uncertainties. For example:
•we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications or issued patents;

Q3 Fiscal 2026 Form 10-Q	63

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

Q3 Fiscal 2026 Form 10-Q	64

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

Q3 Fiscal 2026 Form 10-Q	65

Our intellectual property may be subject to challenges in the United States or foreign jurisdictions that could adversely affect our intellectual property position.
Our pending, issued and granted U.S. and foreign patents and patent applications have been, and may in the future be, subject to challenges by ONT Ltd., Oxford Nanopore Technologies, Inc. ("ONT Inc.") and Metrichor, Ltd. (“Metrichor” and, together with ONT Ltd. and ONT Inc., “ONT”) in addition to other parties asserting prior invention by others or invalidity on various grounds, through proceedings, such as interferences, reexaminations, or opposition proceedings. Addressing these challenges to our intellectual property has been, and any future challenges can be, costly and distract management’s attention and resources. For example, we previously incurred significant legal expenses to litigate and settle a complaint seeking review of a patent interference decision of the U.S. Patent and Trademark Office. Additionally, ONT previously requested that the U.S. Patent and Trademark Office institute inter partes reviews of certain patents that we have asserted against ONT Inc. and ONT Ltd. in litigation proceedings for patent infringement. While none of the inter partes reviews requested by ONT were instituted by the U.S. Patent and Trademark Office, challenges of this nature before the Patent Trial and Appeal Board (“PTAB”) in the future could result in determinations that our patents or pending patent applications are unpatentable to us, or are invalidated or unenforceable in whole or in part and could require us to expend significant time, funds, and other resources in litigating such challenges. Accordingly, adverse rulings in such proceedings could negatively impact the scope of our intellectual property protection for our products and technology and could materially and adversely affect our business. Similar mechanisms for challenging the validity and enforceability of a patent exist in foreign patent offices and courts and may result in the revocation, cancellation, or amendment of any foreign patents we hold now or in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such products. Such a loss of patent protection would have a material adverse impact on our business.
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

Q3 Fiscal 2026 Form 10-Q	66

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

Q3 Fiscal 2026 Form 10-Q	67

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

Q3 Fiscal 2026 Form 10-Q	68

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

Q3 Fiscal 2026 Form 10-Q	69

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

Q3 Fiscal 2026 Form 10-Q	70

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

Q3 Fiscal 2026 Form 10-Q	71

International Emergency Economic Powers Act (“IEEPA”) (which were subsequently invalidated by the U.S. Supreme Court in February 2026); of Section 232 tariffs on imports of items that threaten to impair U.S. national security, including but not limited to certain advanced semiconductors, articles of steel and aluminum; passenger vehicles, trucks, and automotive components; articles of copper; and timber, lumber, and articles of wood; and certain patented and branded pharmaceutical products, among other items; as well as a “temporary import surcharge” imposed under Section 122 on certain imports from most U.S. trading partners. Additional U.S. government investigations are underway and actions may be undertaken with respect to Section 232 and Section 301 authorities levying additional tariffs.
Although the Supreme Court ruled against President Trump’s use of IEEPA to impose tariffs on global trade partners, the full impact of this decision on previous tariffs that we have paid —including the availability and timing of possible refunds for these amounts—is not yet clear.
In response to these and other U.S. trade measures, certain affected countries have taken retaliatory trade actions. For example, China has increased tariffs on U.S. exports to China and subjected additional items to export control requirements, including certain rare earth materials. These trade controls have and could continue to raise our costs. Furthermore, tariffs, trade restrictions, or trade barriers that have been, or may in the future be, placed on products such as ours by foreign governments, which have raised and could further raise amounts paid for some or all of our products, which may result in the loss of customers and our business, and our financial condition and results of operations may be harmed, although some of these risks have been contained by trade deals reached between the U.S. and affected governments, including China, the EU, Japan, Taiwan, and South Korea. However, these policies are subject to continued negotiation and effective policies may change over time; for example, these trade deals may not be fully honored or implemented following the changed legal circumstances stemming from the Supreme Court’s invalidation of the President’s use of IEEPA to impose tariffs. We may be unable to make changes in our supply chain quickly enough to avoid the impact of new or potential tariffs, or to do so on commercially reasonable terms. Uncertainty regarding the scope and amount of potential additional tariffs may also result in disruptions in our supply chain, particularly if such changes in applicable or potential tariffs make current or planned production unprofitable. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, who may be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession.
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

Q3 Fiscal 2026 Form 10-Q	72

executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This legislation, or similar laws and regulations in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could disrupt our supply chain, research and development or commercialization activities, or reduce demand for our products from affected customers. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
The Chinese government has introduced and may in the future introduce additional retaliatory measures in response to existing or future U.S. export controls, tariffs and other trade restrictions and it is possible that the Chinese, U.S., or other foreign governments will implement additional retaliatory measures which could impact our business. It is possible that additional restrictions will be put in place that could impact our ability to provide our products to customers or distributors in China or source components from China. The continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the relatively fluid regulatory environment in China and the United States and uncertainty about how the U.S. and foreign governments will act with respect to export controls, tariffs, international trade agreements and similar policies, there could be additional tax or other regulatory changes in the future. Any such changes could, directly or indirectly, adversely impact our financial results and results of operations.
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
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and trade and economic sanctions and other regulations established by the Office of Foreign Assets Control;
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

Q3 Fiscal 2026 Form 10-Q	73

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

Q3 Fiscal 2026 Form 10-Q	74

Regulations related to conflict minerals have caused us to incur, and will continue to cause us to incur, additional expenses and could limit the supply and increase the costs of certain materials used in the manufacture of our products.
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
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•reports, guidance and ratings issued by securities or industry analysts;
•operating results below the expectations of securities analysts or investors; and

Q3 Fiscal 2026 Form 10-Q	75

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
In addition, if our stockholders sell, or indicate an intent to sell, a large number of shares of our common stock in the public market, it could cause our stock price to fall, particularly if such sales occur over a short period of time (for example, upon conversion of the Notes). We may also issue shares of common stock or securities convertible into our common stock in connection with a financing, acquisition, our equity incentive plans, or otherwise. Any such issuances would result in dilution to our existing stockholders and the market price of our common stock may be adversely affected.
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

Q3 Fiscal 2026 Form 10-Q	76

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

Q3 Fiscal 2026 Form 10-Q	77

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
As of September 30, 2026, we had outstanding approximately $200.0 million aggregate principal amount of our 2029 Notes and $441.0 million aggregate principal amount of our 2030 Notes. The 2029 Notes will mature on August 15, 2029, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2030 Notes will mature on December 15, 2030, subject to earlier conversion, redemption or repurchase, including upon a fundamental change. The 2029 Notes and the 2030 Notes are collectively referred to as the Notes.
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

Q3 Fiscal 2026 Form 10-Q	78

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
A breach of any of the covenants under the Letter Agreement could result in an event of default under the 2029 Notes. As of September 30, 2026, we were in compliance with all covenants under the Letter Agreement. However, if an event of default occurs, SBN could accelerate our obligations under the 2029 Notes. Any such acceleration could result in an event of default under our other indebtedness, including the 2030 Notes.
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
We rely on third-party carriers for the timely delivery of our products. As a result, we are subject to carrier disruptions and increased costs that are beyond our control. Any failure to deliver products to our customers in a safe and timely manner may damage our reputation and brand and could cause us to lose customers. If our relationship with any of these third-party carriers is terminated or impaired or if any of these carriers are unable to deliver our products, the delivery of our products to our customers may be delayed, which could harm our business and financial results. The failure to deliver our products in a safe and timely manner may harm our relationship with our customers, increase our costs and otherwise disrupt our operations.

Q3 Fiscal 2026 Form 10-Q	79

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

Q3 Fiscal 2026 Form 10-Q	80

In conducting our international operations, we are subject to U.S. laws relating to our international activities, such as the Foreign Corrupt Practices Act of 1977, as well as foreign laws relating to our activities in other countries, such as the United Kingdom Bribery Act of 2010. Additionally, the inclusion of one of our foreign customers on any applicable U.S. Government sanctioned persons list, including but not limited to the U.S. Department of Commerce’s List of Denied Persons and the U.S. Department of Treasury’s Specially Designated Nationals and Blocked Persons List, could be material to our earnings. Failure to comply with these laws may subject us to claims or financial and/or other penalties in the United States and/or foreign countries that could materially and adversely impact our operations or financial condition. These risks have become increasingly prevalent as we have expanded our sales into countries that are generally recognized as having a higher risk of corruption.
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

Q3 Fiscal 2026 Form 10-Q	81

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
Our products depend on the availability of genetic data and its utilization in clinical research by academic and governmental research institutions, commercial testing and service laboratories, genome centers, public health labs, hospitals and clinical research institutes, CROs, pharmaceutical companies, and agricultural companies. As a result, changes in the regulatory environment affecting such institutions could adversely affect our business or results of operations. For example, reduced allocations to government agencies that fund research and development activities, such as the announcements regarding NIH funding involving a cap on the institute’s indirect funding rates, or targeted cancellations by the U.S. federal government of certain grants or contracts may significantly impact the markets in which we compete.
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
Information technology (“IT”) helps us to operate efficiently, interface with customers, maintain financial accuracy and efficiently and accurately produce our financial statements. IT systems are used extensively in virtually all aspects of our business, including in our products, sales forecast, order fulfillment and billing, customer service, logistics, and management of data from running samples on our products. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. Our IT systems, including those used in our products, may be vulnerable to damage from a variety of incidents, including telecommunications or network failures, power loss, natural disasters, human acts, computer viruses, ransomware, computer denial-of-service attacks, unauthorized access to customer or employee data or company trade secrets, and attempts to harm our systems. The damage from such incidents could result in system outages that impact our operations. For example, in September 2026, we experienced a cybersecurity incident which resulted in certain of our systems being unavailable and temporarily limited our operations until we completed a thorough investigation and remediation effort. While we do not believe that the September 2026 incident materially impacted our business, it is possible that future incidents will have a material impact on our operations, financial results, reputation, or customer relationships. Furthermore, there may be a heightened risk of potential cybersecurity incidents and security breaches to which we could be vulnerable by state-sponsored or affiliated actors or others in connection with political uncertainty, war and other international conflicts, including the conflicts in the Middle East (including Iran) and the war in Ukraine. In addition, due to recent hostilities in the Middle East (including Iran) and elsewhere, certain companies have become more frequent targets of cyberattacks. While we undertake efforts to secure and back up our systems, certain of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, disruptions of our operations, which could harm our reputation and financial results. Some of our IT infrastructure still utilizes outdated legacy systems, software and hardware, some of which may be approaching end-of-life or end of support, and that may be particularly susceptible to cybersecurity breaches, errors and operational failures. Upgrading, replacing and enhancing such infrastructure may be expensive and put the continuity of our operations at risk while a failure to do so may make us more susceptible to the risks discussed above.
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

Q3 Fiscal 2026 Form 10-Q	82

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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our IT infrastructure may be vulnerable to attacks by hackers, computer viruses, malicious codes, ransomware, unauthorized access attempts, and cyber- or phishing-attacks, or breached or otherwise disrupted due to employee error, malfeasance, faulty password management or other disruptions. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our IT systems, commit identity theft or carry out other unauthorized or illegal activities. We have in the past experienced, and may in the future experience, cybersecurity incidents. A cybersecurity incident could compromise our systems and networks and the information stored or otherwise processed there could be accessed, publicly disclosed, lost, stolen or otherwise processed in an unauthorized manner. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyber-attacks, malicious software, ransomware, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or our third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure, other processing, or loss or unavailability of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure, other processing, or loss or unavailability of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, and data integrity issues, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches and security incidents, which could cause us to incur significant additional expenses. Retaliatory acts by Russia in response to Western sanctions or otherwise in connection with the war in Ukraine could include cyber-attacks that could disrupt the economy generally or that may either directly or indirectly impact our operations specifically.
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

Q3 Fiscal 2026 Form 10-Q	83

Our use of artificial intelligence and machine learning technologies may result in reputational harm or liability.
We have incorporated and may continue to incorporate additional artificial intelligence and machine learning, or AIML, technologies into our sequencing platforms, marketing programs, and analysis software, and these solutions and features are advantageous to describing, enhancing, and maximizing the capabilities of our differentiated technologies and to our future growth over time. We rely and expect to rely on AIML technologies such as basecalling, variant calling, epigenetic analysis and tertiary analysis, but there can be no assurance that we will realize the desired or anticipated benefits from AIML or any at all. We may also fail to properly implement or utilize AIML technologies. Our competitors or other third parties may incorporate AIML into their products, platforms, software and services or otherwise within their business more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our use of AIML technologies may expose us to additional claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as brand and reputational harm. For example, if output from AIML technologies or output that they assist in producing is or is alleged to be deficient, inaccurate, or biased, or if such output or such technologies or their development or deployment, including the collection, use, or other processing of data used to train or create such AIML technologies, is alleged to infringe upon or to have misappropriated third-party intellectual property rights or to violate applicable laws, regulations, or other actual or asserted legal obligations to which we are or may become subject, then our business, financial condition, and results of operations may be adversely affected. The legal, regulatory, and policy environments around AIML are evolving rapidly, and we may become subject to new and evolving legal and other obligations. These and other developments may require us to make significant changes to our use of AIML, including by limiting or restricting our use of AIML, and may require us to make significant changes to our policies and practices, which may necessitate expenditure of significant time, expense, and other resources. AIML also presents emerging ethical issues, and if our use of AIML becomes controversial, we may experience brand or reputational harm. In addition, our strategy includes capturing demand for long-read sequencing data used to develop and train AIML models, including through collaborations and large-scale sequencing programs. If this market does not develop as we expect, or if we are unable to successfully execute our commercial plans to address it, we may not realize the anticipated benefits of our investments.
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

Q3 Fiscal 2026 Form 10-Q	84

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

Q3 Fiscal 2026 Form 10-Q	85

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

Q3 Fiscal 2026 Form 10-Q	86

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

Q3 Fiscal 2026 Form 10-Q	87

ITEM 6. EXHIBITS

		Incorporated by reference herein
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc.	10-K	3.1	March 23, 2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to declassify the Board	8-K	3.1	June 20, 2024
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Pacific Biosciences of California, Inc. to limit the liability of officers	8-K	3.2	June 20, 2024
3.4	Third Amended and Restated Bylaws of Pacific Biosciences of California, Inc.	8-K	3.1	November 7, 2022
10.1+	Employment Agreement by and between Pacific Biosciences of California, Inc. and Mark Van Oene, effective August 5, 2026.	8-K	10.1	August 5, 2026
10.2+	Second Amended and Restated Change in Control and Severance Agreement by and between Pacific Biosciences of California, Inc. and Mark Van Oene, effective August 5, 2026.	8-K	10.2	August 5, 2026
10.3+	Transition Agreement and Release by and between the Registrant and Christian O. Henry, effective August 5, 2026.	8-K	10.3	August 5, 2026
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			Furnished herewith
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive File (formatted as inline XBRL and contained in Exhibit 101)			Filed herewith
______________________________________________________________________________

+	Indicates management contract or compensatory plan.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Pacific Biosciences of California, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

Q3 Fiscal 2026 Form 10-Q	88

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Biosciences of California, Inc.

Date: November 5, 2026	By:	/s/ Mark Van Oene
Mark Van Oene President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Bill Meyer
Bill Meyer Chief Accounting Officer (Principal Accounting Officer)

Q3 Fiscal 2026 Form 10-Q	89